Form 10-Q
period 2015-06-30
FEDERATED NATIONAL HOLDING CO
filed 2015-08-10
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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

Common Stock, $.01 par value –14,228,923 outstanding as of August 3, 2015

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1	Financial Statements

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$316,577	$284,099
Debt maturities, held to maturity, at amortized cost	6,436	7,417
Equity securities, available for sale, at fair value	43,004	39,247

Total investments	366,017	330,763

Cash and short term investments	96,322	40,157
Prepaid reinsurance premiums	40,330	54,502
Premiums receivable, net of allowance for credit losses of $148 and $148, respectively	33,051	27,275
Reinsurance recoverable, net	15,294	12,534
Deferred policy acquisition costs	19,267	13,610
Income taxes receivable	5,519	1,810
Property, plant and equipment, net	1,988	1,749
Other assets	9,274	7,231
Contingent quota-share profit sharing	14,000	14,000

Total assets	$601,062	$503,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$88,082	$78,330
Unearned premiums	232,811	192,424
Debt	5,000	-
Premiums deposits and customer credit balances	11,319	7,381
Deferred income taxes, net	4,962	1,341
Claims payments outstanding	9,963	10,152
Accounts payable and accrued expenses	10,489	10,924
Deferred quota-share profit sharing	7,000	10,500

Total liabilities	369,626	311,052

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 13,724,189 and 13,632,414, respectively	137	136
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	129,495	127,302
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	6,359	7,718
Total accumulated other comprehensive income	6,359	7,718
Retained earnings	77,308	57,423
Total Federated National Holding Company equity	213,299	192,579
Non-controlling interest	18,137	-
Total shareholders' equity	231,436	192,579
Total liabilities and shareholders' equity	$601,062	$503,631

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)
Revenue:
Gross premiums written	$132,019	$107,353	$238,721	$188,455
Gross premiums ceded	(85,103)	(46,533)	(111,061)	(49,840)

Net premiums written	46,916	60,820	127,660	138,615

Increase in prepaid reinsurance premiums	31,689	23,682	6,739	6,887
Increase in unearned premiums	(29,378)	(33,069)	(40,387)	(50,065)

Net change in prepaid reinsurance premiums and unearned premiums	2,311	(9,387)	(33,648)	(43,178)

Net premiums earned	49,227	51,433	94,012	95,437
Commission income	1,308	1,223	2,433	2,177
Finance revenue	469	348	897	659
Direct written policy fees	2,612	2,352	5,104	4,179
Net investment income	1,701	1,302	3,248	2,308
Net realized investment gains	913	2,056	2,617	3,388
Other income	960	289	2,338	570
Quota-share profit sharing, net	1,600	-	3,077	-

Total revenue	58,790	59,003	113,726	108,718

Expenses:
Losses and LAE	23,149	24,522	47,098	45,350
Operating and underwriting expenses	6,796	4,201	13,118	7,868
Salaries and wages	5,013	3,448	10,151	6,498
Amortization of deferred policy acquisition costs	5,107	8,838	10,152	17,280
Interest expense	86	-	85	-

Total expenses	40,151	41,009	80,604	76,996

Income before provision for income tax expense	18,639	17,994	33,122	31,722
Provision for income tax expense	6,755	6,440	12,465	11,745
Income before non-controlling interest	11,884	11,554	20,657	19,977

Non-controlling interest	150	-	(361)	-

Net income attributable to Federated National Holding Company common stockholders	$11,734	$11,554	$21,018	$19,977

Net income per share - basic	$0.86	$1.04	$1.54	$1.81

Net income per share - diluted	$0.84	$1.01	$1.50	$1.75

Weighted average number of common shares outstanding - basic	13,722,205	11,096,317	13,689,380	11,022,889

Weighted average number of common shares outstanding - diluted	13,984,596	11,481,319	13,978,010	11,407,576

Dividends paid per share	$0.04	$0.03	$0.08	$0.06

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)

Net income attributable to Federated National Holding Company common stockholders	$11,734	$11,554	$21,018	$19,977

Change in net unrealized (losses) gains on investments available for sale	(3,975)	1,362	(2,010)	2,242

Comprehensive income before tax	7,759	12,916	19,008	22,219

Income tax benefit (expense) related to items of other comprehensive income	1,409	(414)	651	(844)

Comprehensive income	$9,168	$12,502	$19,659	$21,375

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
Cash flow from operating activities:
Net income	$21,018	$19,977
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	2,487	1,775
Depreciation and amortization of property plant and equipment, net	302	189
Net realized investment gains	(2,617)	(3,388)
Non-cash compensation	1,556	(157)
Changes in operating assets and liabilities:
Premiums receivable	(5,776)	(5,707)
Prepaid reinsurance premiums	14,173	7,592
Reinsurance recoverable, net	(2,760)	(179)
Income taxes recoverable	(3,709)	-
Deferred income tax expense, net of other comprehensive income	4,273	728
Policy acquisition costs, net of amortization	(5,657)	(6,289)
Other assets	(2,043)	(1,486)
Contingent quota-share profit sharing	(3,500)	-
Unpaid losses and LAE	9,752	10,020
Unearned premiums	40,387	50,065
Reinsurance premiums payable	-	7,134
Debt	5,000	-
Premium deposits and customer credit balances	3,938	3,697
Income taxes payable	-	(1,796)
Claims payments outstanding	(189)	(149)
Accounts payable and accrued expenses	(434)	1,587
Net cash provided by operating activities	76,201	83,613
Cash flow used by investing activities:
Proceeds from sale of investment securities	92,411	44,081
Purchases of investment securities available for sale	(129,545)	(111,591)
Purchases of property and equipment	(542)	(718)
Net cash used by investing activities	(37,676)	(68,228)
Cash flow provided by financing activities:
Exercised stock options	$123	$1,190
Dividends paid	(1,133)	(695)
Non-controlling interest	18,136	-
Tax benefit related to non-cash compensation	514	175
Net cash provided by financing activities	17,640	670
Net increase in cash and short term investments	56,165	16,055
Cash and short term investments at beginning of period	40,157	41,446
Cash and short term investments at end of period	$96,322	$57,501

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(continued)	2015	2014
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$10,662	$13,260
Non-cash investing and finance activities:
Accrued dividends payable	$567	$350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
(1)	Organization and Business

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”) and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines, and personal automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia, and Texas. Non-Florida commercial general liability operations have not been material to the Company’s overall operations. Although FNIC has underwritten commercial general liability insurance in those states, the Company has decided to eliminate its commercial general liability operations in Alabama, Louisiana, Georgia and Texas ultimately resulting in no new premium for this particular line of business. FNIC continues to underwrite commercial general liability operations in Florida. FNIC also underwrites homeowners’ insurance in Alabama and Louisiana and was admitted in South Carolina to underwrite homeowners’ insurance. Homeowner operations in South Carolina are expected to commence in 2015. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

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

The Company has entered into a joint venture to organize Monarch National Insurance Company (“MNIC”), which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”) on March 19, 2015.  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC, the indirect parent company of Monarch Insurance (“Monarch Delaware”), for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

In connection with the organization of MNIC, the parties entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) dated March 17, 2015, with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch.  For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch.  The Company will also receive an annual expense reimbursement for accounting and related services.

The Company has, in recent years, used analytic modeling to assist it in underwriting its insurance products.  The Florida Office of Insurance Regulation (the “Florida OIR”) issued a cease and desist order dated May 19, 2015, ordering FNIC to cease use of an unfiled analytic model. FNIC confirmed to the Florida OIR in a meeting on June 5, 2015 that it would immediately cease use of such analytic model, which FNIC has done.  FNIC has submitted the necessary filing to enable the Florida OIR to review and approve the Company’s analytic models, which review remains ongoing as of the date of this Report.  The Florida OIR has not asserted that FNIC’s use of an unfiled analytic model in its underwriting process constitutes “price optimization.”   “Price optimization” has recently been defined in an industry white paper as a practice that uses predictive modeling and data analytics in pricing insurance products.  This has been a topic of recent discussion by various state insurance regulators, including the Florida OIR.

In lieu of its underwriting analytics, FNIC has used its current filed and approved rule-based underwriting to manage all new and existing business since early June 2015. For the first nine weeks of the quarter ended June 30, 2015, the Company wrote an average of $3.3 million dollars of new Florida homeowners’ business weekly. Since discontinuing the use of the underwriting analytics, the average weekly new premium written increased by approximately 47% to $4.9 million in the last three weeks of June and during the month of July, but has since returned to levels consistent with our production prior to discontinuing our analytics. The Company does not believe that the additional written premium will have a material impact on the Company’s results of operations.  The Company cannot predict at this time the outcome of the review of the Company’s filing or whether any restrictions, fees or fine will be imposed by the Florida OIR as it relates to the prior use of analytics.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

As of September 30, 2014, we had satisfied all applicable conditions of the Consent Order we entered into in January 2011 (the “Consent Order”) with the Florida OIR.  We entered into the Consent Order in connection with the merger of one of our wholly owned insurance subsidiaries, FNIC, into American Vehicle Insurance Company (“American Vehicle”), with American Vehicle continuing the operations of both entities under the name FNIC. As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.  FNIC currently has no commercial multi-peril policy premium in-force and the current commercial habitation book of business is fully earned. The Consent Order required us to, among other things, limit the number of policies that we write in the Tri-County area and imposed certain other operational requirements on us, all of which we have complied with.

During the three months ended June 30, 2015, 93.6%, 2.9%, 1.7% and 1.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2015, $27.5 million or 22.2% of the $123.5 million of the homeowners’ premiums we underwrote were produced under Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $8.7 million increased homeowners’ premiums we underwrote under ISA represents 34.9% of the $24.9 million increased total homeowners’ premiums we underwrote during the three months ended June 30, 2015. During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the three months ended June 30, 2014, 91.8%, 3.0%, 2.2% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the six months ended June 30, 2015, 92.7%, 3.2%, 1.6% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2015, $47.0 million or 21.3% of the $221.3 million of the homeowners’ premiums we underwrote were produced under ISA. The $16.7 million increased homeowners’ premiums we underwrote under ISA represents 34.3% of the $48.7 million increased total homeowners’ premiums we underwrote during the six months ended June 30, 2015. During the six months ended June 30, 2014, $30.3 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the six months ended June 30, 2014, 91.5%, 3.4%, 2.1% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FNU, formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s and MNIC’s exclusive managing general agent and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU is an appointed Lloyds of London coverholder to write homeowners’ multi peril insurance in Florida on an excess and surplus lines basis and has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents. Operations for Lloyds of London are expected to commence in the third quarter of this year.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

 FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC and MNIC, which totaled 4% during the three months ended June 30, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

During 2014, the Florida OIR approved an application to allow the claims administration operations of FNA to be assumed by FNU. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services. The combination of these services in FNU had no effect on consolidated net income.

Insure-Link, Inc. (“Insure-Link”) is our independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability, workers’ compensation, boat and recreational vehicle and personal articles and jewelry insurance through their agency appointments with over forty-seven different carriers.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America referred to as Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and the results of operations and cash flows for the periods presented.

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of loss and LAE, ceded reinsurance balances payable, the recoverability of Deferred Policy Acquisition Costs (“DPAC”), the determination of federal income taxes, quota share profit sharing, prepaid reinsurance, unrealized investment gains and losses, deferred tax assets and liabilities, and the net realizable value of reinsurance recoverables. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

Index
Federated National Holding Company
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

We believe that there were no significant changes in those critical accounting policies and estimates during the six months ended June 30, 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on June 30, 2015 and December 31, 2014. Changes in interest rates subsequent to June 30, 2015 and December 31, 2014 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at June 30, 2015 and December 31, 2014 because of their short-term nature: cash and short-term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, claims payments outstanding, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In May 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration-Contracts. The amendments in this ASU apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services—Insurance. The amendments require insurance entities to disclose for annual reporting periods the following information about the liability for unpaid claims and claim adjustment expenses: (1) Incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information. (2) A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position. (3) For each accident year presented of incurred claims development information, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses, accompanied by a description of reserving methodologies (as well as any changes to those methodologies). (4) For each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies). (5) For all claims except health insurance claims, the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the six months ended June 30, 2015 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

(D) Earnings per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

(C) Operational Matters

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2014 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return was reviewed by the IRS and a “no change” report was issued indicating that the IRS is in agreement with the tax positions presented on the 2011 return. The 2013 federal and state income tax returns were timely filed by the extended filing deadline of September 15, 2014. The Company does not have any known uncertain tax positions and all tax positions are evaluated in accordance with FIN 48. Any change to or resolution of tax reserves could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company has recorded a net deferred tax liability of $5.0 million as of June 30, 2015 compared with $1.3 million as of December 31, 2014.

The calculation of current and deferred income taxes presents management’s assessment of the amount of current and future taxes to be paid. The calculation of deferred tax assets and liabilities is in accordance with ASC 740. These assets and liabilities may be impacted if new information not previously available is considered in future analysis and calculations. Because of the unpredictability and complexity of these future uncertainties the ultimate resolution of the tax payment may be an amount that is materially different from the current estimate of the tax liabilities. As of June 30, 2015 the Company has recorded a net deferred tax liability of $5.0 million. The primary reason for the change in deferred tax liabilities include the tax impact of the appreciation in the market value of the available-for-sale securities.  Any change in circumstances leading to a change in the tax liability would be recorded in the period that the change in circumstances occurs.

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

The expected future payments in connection with this lease are as follows.

Fiscal Year	Payments
(Dollars in Thousands)
2015	363
2016	714
2017	726
2018	740
Thereafter	502
Total	$3,045

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

Total investments increased $35.2 million, or 10.7%, to $366.0 million as of June 30, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of June 30, 2015 and December 31, 2014.

We did not hold any trading investment securities during the six months ended June 30, 2015.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2015 and 2014, respectively, in connection with the process, we have not charged operations with investment losses.

As of June 30, 2015 and December 31, 2014, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2015, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of June 30, 2015, approximately 86% of our equity holdings were in equities related to diverse industries and 14% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

As of June 30, 2015 and December 31, 2014, we have classified $6.4 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the six months ended June 30, 2015, we did re-classify approximate fair value of $1.0 million of our bond portfolio to available-for-sale from held-to-maturity. During the six months ended June 30, 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

(A) Debt and Equity Securities

The following table summarizes, by type, our investments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$67,829	18.53%	$62,323	18.84%
Obligations of states and political subdivisions	100,284	27.40%	91,614	27.70%
Corporate	136,553	37.32%	119,024	35.99%
International	11,911	3.25%	11,138	3.37%
	316,577	86.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,093	1.12%	4,490	1.36%
Corporate	2,219	0.61%	2,681	0.81%
International	125	0.03%	246	0.07%
	6,437	1.76%	7,417	2.24%
Total debt securities	323,014	88.26%	291,516	88.14%

Equity securities, at market:	43,003	11.74%	39,247	11.86%
Total investments	$366,017	100.00%	$330,763	100.00%

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The following table shows the realized gains (losses) for debt and equity securities for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$265	$14,626	$157	$12,576
Equity securities	915	2,675	1,949	6,138
Total realized gains	1,180	17,301	2,106	18,714

Debt securities	(224)	15,649	(28)	3,007
Equity securities	(43)	193	(22)	183
Total realized losses	(267)	15,842	(50)	3,190

Net realized gains on investments	$913	$33,143	$2,056	$21,904

Net realized investment gains totaled $0.9 million for the three months ended June 30, 2015, compared with $2.1 million during the three months ended June 30, 2014. From time to time, our asset managers, at their discretion, make periodic sales from the portfolio and during the three months ended June 30, 2015, the majority of the realized gains were from equity sales.

The following table shows the realized gains (losses) for debt and equity securities for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$746	$49,932	$292	$22,244
Equity securities	2,342	5,759	3,560	10,953
Total realized gains	3,088	55,691	3,852	33,197

Debt securities	(326)	30,275	(98)	6,706
Equity securities	(145)	653	(366)	1,521
Total realized losses	(471)	30,928	(464)	8,227

Net realized gains on investments	$2,617	$86,619	$3,388	$41,424

Net realized investment gains totaled $2.6 million for the six months ended June 30, 2015, compared with $3.4 million during the six months ended June 30, 2014. During the six months ended June 30, 2015, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at June 30, 2015 and December 31, 2014 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
June 30, 2015
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$67,495	$752	$418	$67,829
Obligations of states and political subdivisions	99,800	739	255	100,284
Corporate	136,049	1,266	762	136,553
International	11,948	58	95	11,911
	$315,292	$2,815	$1,530	$316,577

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,093	$36	$174	$3,955
Corporate	2,219	25	4	2,240
International	125	1	1	125
	$6,437	$62	$179	$6,320

Equity securities - common stocks	$33,882	$10,111	$989	$43,004

December 31, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$61,376	$1,022	$75	$62,323
Obligations of states and political subdivisions	90,728	956	70	91,614
Corporate	117,778	1,578	332	119,024
International	11,139	53	54	11,138
	$281,021	$3,609	$531	$284,099

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,490	$41	$225	$4,306
Corporate	2,681	31	5	2,707
International	246	1	1	246
	$7,417	$73	$231	$7,259

Equity securities - common stocks	$29,908	$9,836	$497	$39,247

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of June 30, 2015.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$418	$401	$17
Obligations of states and political subdivisions	255	255	-
Corporate	762	738	24
International	95	95	-
	1,530	1,489	41
Equity securities:
Common stocks	989	866	123

Total debt and equity securities	$2,519	$2,355	$164

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

Below is a summary of debt securities at June 30, 2015 and December 31, 2014, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$22,398	$22,435	$16,777	$16,797
Due after one through five years	173,755	174,992	173,236	174,273
Due after five through ten years	123,587	123,471	98,404	100,259
Due after ten years	1,992	1,999	26	33

Total	$321,732	$322,897	$288,443	$291,362

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

United States Treasury notes with a book value of $60,940 and $2,191,594, maturing in 2016 and 2022, and a statutory deposit held in trust with a book value of $0.3 million, were on deposit with the Florida OIR as of June 30, 2015, as required by law for FNIC and MNIC, respectively, and are included with other investments held until maturity.

United States Treasury notes with a book value of $61,465 and $2,208,588, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2014, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
	(Dollars in Thousands)

Interest on debt securities	$1,616	$1,209
Dividends on equity securities	128	92
Interest on cash and cash equivalents	(43)	1

Total investment income	$1,701	$1,302

Net realized gains	$913	$2,056

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended June 30, 2015 and 2014, were approximately $36.1 million and $23.1 million, respectively.

The table below sets forth investment results for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)

Interest on debt securities	$2,959	$2,104
Dividends on equity securities	234	203
Interest on cash and cash equivalents	55	1

Total investment income	$3,248	$2,308

Net realized gains	$2,617	$3,388

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the six months ended June 30, 2015 and 2014, were approximately $92.4 million and $44.1 million, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The table below sets forth a summary of net realized investment gains during the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
Net realized gains
Debt securities	$41	$129
Equity securities	872	1,927

Total	$913	$2,056

The table below sets forth a summary of net realized investment gains during the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
Net realized gains
Debt securities	$420	$194
Equity securities	2,197	3,194

Total	$2,617	$3,388

The table below sets forth a summary of net unrealized investment gains as of June 30, 2015 and December 31, 2014.

	Unrealized Gains
	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$1,285	$3,078
Equity securities	9,122	9,339

Total	$10,407	$12,417

(6)	Fair Value Disclosure

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

Assets measured at fair value on a recurring basis as of June 30, 2015, presented in accordance with this guidance, are as follows.

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$43,480	$24,354	$-	$67,834
Obligations of states and political subdivisions	-	100,284	-	100,284
Corporate	-	147,956	-	147,956
International	-	503	-	503
	43,480	273,097	-	316,577

Equity securities:
Common stocks	43,004	-	-	43,004
	43,004	-	-	43,004

Total debt and equity securities	$86,484	$273,097	$-	$359,581

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

Financing risk generally involves a combination of risk retention and risk transfer techniques. “Retention”, similar to a deductible, involves financing losses by funds internally generated. “Transfer” involves the existence of a contractual arrangement designed to shift financial responsibility to another party in exchange for premium. Secondary to the primary risk-transfer agreements, we use reinsurance agreements to transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. We utilize reinsurance to reduce exposure to catastrophic and non-catastrophic risks and to help manage the cost of capital. Reinsurance techniques are designed to lessen earnings volatility, improve shareholder return, and to support the required statutory surplus requirements. We also use reinsurance to realize an arbitrage of premium rates, benefit from the availability of our reinsurers’ expertise, and benefit from the management of a profitable portfolio of insureds by way of enhanced analytical capacities. Our primary property line that is subject to catastrophic reinsurance is Homeowners’ Multiple Peril. FNIC cedes these risks to domestic and foreign reinsurance participants around the world as well as to the FHCF.

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

For the 2015–2016 hurricane season, the excess of loss and FHCF treaties insured the property lines for approximately $1.82 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event. The reinstatement treaty will provide for 50% of the covered losses between $15.0 million and $100 million. The Company retains 10% or up to $2.5 million of a covered loss in excess of $21.5 million resulting in the Company’s maximum retention of $15.4 million for losses incurred both in and out of Florida. Florida risks represent 95.5%, or $1.74 billion of the $1.82 billion of total aggregate catastrophic losses and LAE.

The reinsurance program includes coverage purchased from the private market, which is prepaid and affords reinstatement premium protection that provides coverage beyond the first event, along with any remaining coverage from the FHCF. The FHCF only affords coverage for losses sustained in Florida. Coverage afforded by the FHCF totals approximately $581.2 million, or 33.4% of Florida’s $1.74 billion of aggregate catastrophic losses and LAE. The FHCF affords coverage for the entire season, subject to maximum payouts, without regard to any particular insurable event.

The estimated cost to the Company for the excess of loss reinsurance products for the 2015–2016 hurricane season, inclusive of approximately $44.83 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $149.37 million.

Included in this year’s program are two quota share treaties, similar in terms; one for 30% and one for 10%. The 10% quota share treaty becomes effective July 1, 2015. This is the second year of a two-year term for the 30% quota share treaty and the first year of a two-year term for the new 10% quota share treaty. For the 2015 – 2016 Catastrophic wind season only, both treaties combined provide a 40% quota share reinsurance treaty on the first $100 million of covered losses for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida.

The original two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The new two-year quota share reinsurance treaty provides 10% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 10% of $100 million per year. The projected cost of the quota share treaties are included in the $149.4 million amount referenced above.  The quota share treaties contain commutation provisions for the Company to share profits based on loss experience during the term of the respective treaties.

The 30% and 10% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with GAAP, the Company will initially recognize an asset and liability and the resultant net income or loss. For example, the deferred quota-share profit sharing asset totaled $7.0 million and $10.5 million as of June 30, 2015 and December 31, 2014, respectively. The deferred quota-share profit sharing asset was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Quarterly, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

The 2015-2016 private reinsurance companies and their respective A.M. Best Company (“A.M. Best”) and S&P ratings are listed in the table as follows.

Reinsurer	A.M. Best Rating		S&P Rating

UNITED STATES
American Agricultural Insurance Company	A-			NR
American Standard Insurance Company of Wisconsin	A			NR
Everest Reinsurance Company	A+			A+
Odyssey Reinsurance Company	A			A-
Partner Reinsurance Company of the US	A+			A+
QBE Reinsurance Corporation	A			A+
RLI Insurance Company	A+			A+
Transatlantic Reinsurance Company	A			A+

BERMUDA
ACE Tempest Reinsurance Ltd.	A++			AA
Allianz Risk Transfer AG, Bermuda Branch (obo Nephila)	A+			AA-
Allied World Assurance Company, Limited	A			A
Arch Reinsurance Limited	A+			A+
Argo Re Ltd	A			NR
Ariel Reinsurance Bermuda Ltd for and on Behalf of Ariel Syndicate 1910 (ARE)	A-			A+
Ascot Underwriting (Bermuda) Limited/AIG per AIRCO agreement	A			NR
Aspen Bermuda Limited	A			A
AXIS Specialty Limited	A+			A+
BGS Services (Bermuda) Limited/Lloyds Syndicate 2987	A			A+
Collateralised Re Ltd - LGT Capital	NR	*	**	NR
DaVinci Reinsurance Ltd.	A			AA-
Endurance Specialty Insurance Ltd.	A			A
Hamilton Re, Ltd.	A-			NR
Hiscox Insurance Company (Bermuda) Limited	A			NR
Horseshoe Re (obo Coriolis)	NR	*	**	NR
Markel Bermuda Limited	A			A
Partner Reinsurance Company Limited	A+			A+
Renaissance Reinsurance, Ltd.	A+			AA-
Securis Re II Ltd. Bermuda	NR	*	**	NR
Securis Re IV Ltd. Bermuda	NR	*	**	NR
Securis Re V Ltd. Bermuda	NR	*	**	NR
Tokio Millennium Re AG, Bermuda Branch	A++			AA-
XL RE Limited	A			A+

UNITED KINGDOM
A.F. Beazley Syndicate No. 623 (AFB)	A			A+
A.F. Beazley Syndicate No. 2623 (AFB)	A			A+
Amlin Syndicate No. 2001 (AML)	A			A+
Antares Syndicate No. 1274 (AUL)	A			A+
Ariel Syndicate No. 1910 (ARE)	A			A+
ARK Syndicate No. 4020 (ARK)	A			A+
Ascot Syndicate No. 1414 (ASC)	A			A+
Barbican Syndication No. 1955 (BAR)	A			A+
Canopius Syndicate No. 958 (CNP)	A			A+
Canopius Syndicate No. 4444 (CNP)	A			A+
Cathederal Syndicate No. 2010 (MMX)	A			A+
China Re Syndicate No. 2088 (CNR)	A			A+
Dale Underwriting Syndicate No. 1729 (DUW)	A			A+
Faraday Syndicate No. 435 (FDY)	A			A+
Hiscox Syndicate No. 0033 (HIS)	A			A+
Liberty Syndicates Services Limited, Paris for and on behalf of Lloyd's Syndicate No. 4472 (LIB)	A			A+
MAP Underwriting Syndicate No. 2791 (MAP)	A			A+
MAP Underwriting Syndicate No. 2791 (Parallel) (MAP)	A			A+
Novae Syndicate No. 2007 (NVA)	A			A+
Renaissance Re Syndicate No. 1458 (RNR)	A			A+
S.J.O, Catlin & Others No. 2003 (SJC)	A			A+
Vibe Syndicate No. 5678 (VSM)	A			A+

EUROPE
Amlin AG, Switzerland, Bermuda Branch	A			A
Hannover Rueck SE (obo Pillar Capital Management)	NR	*	**	NR
Lansforsakringar Sak Forsakringsaktiebolag (publ)	NR			A
SCOR Global P&C SE, Paris, Zurich Branch	A			A

ASIA
China Reinsurance (Group) Corporation	A			NR
Fubon Insurance Co., Ltd.	A			A-
General Insurance Corporation of India, trading as GIC Re	A-			NR
Peak Re	A-			NR
Pioneer CAT (obo Peak Re)	A-			NR
Pioneer CAT (obo Taiping)	A-			NR
Qatar Reinsurance Company LLC	A			A

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

The actual cost to the Company for the excess of loss reinsurance products for the 2014–2015 hurricane season, inclusive of approximately $40.20 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $117.0 million.

Included in the 2014–2015 hurricane season program was a 30% quota share reinsurance treaty for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida. This two-year quota share reinsurance treaty continues to provide 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The cost of this quota share was $6.7 million, net of ceding commissions, and it was included in the $117.0 million amount referenced above. The quota share treaty contains commutation provisions for the Company to share profits based on loss experience during the term of the treaty.

The 30% quota share reinsurance treaty described above contains profit sharing provisions that will adjust over its two-year term depending on the Company’s loss experience from catastrophic and non-catastrophic events during the term. The frequency and severity of catastrophic events, coupled with non-catastrophic loss experience, will determine the ultimate profit share, if any. In accordance with GAAP, the Company initially recognized an asset and liability and the resultant net income or loss. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program. Subsequently, the Company will adjust the value of the asset and liability based on information available at the time of valuation. Upward and downward adjustments to the asset’s value will affect the Company’s results of operations by increasing or decreasing net income in the period of the adjustment.

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

To date, we have made no claims asserted against our reinsurers in connection with the 2015–2016 and 2014–2015 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $3.9 million and $4.9 million, respectively, as of June 30, 2015 and December 31, 2014.

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

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Balance at January 1	$78,330	$61,016
Less reinsurance recoverables	(12,534)	(2,742)
Net balance at January 1	$65,796	$58,274

Incurred related to
Current year	$49,754	$79,932
Prior years	(2,656)	1,104
Total incurred	$47,098	$81,036

Paid related to
Current year	$18,655	$42,391
Prior years	21,451	31,123
Total paid	$40,106	$73,514

Net balance at period end	$72,788	$65,796
Plus reinsurance recoverables	15,294	12,534
Balance as of period end	$88,082	$78,330

Based upon consultations with our independent actuarial consultants, we believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We decreased the liability for losses and LAE for claims occurring in prior years by $2.7 million during the six months ended June 30, 2015. We increased the liability for losses and LAE for claims occurring in prior years by $1.1 million during the year ended December 31, 2014.

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

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012.  Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of June 30, 2015 and December 31, 2014, we had outstanding exercisable options to purchase 187,217 and 219,285 shares, respectively.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

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

On May 5, 2015, a total of 50,000 restricted shares from the 2012 Plan were granted to the Company’s Chief Executive Officer and President pursuant to the vesting requirements and other terms and conditions set forth in the restricted stock agreement.

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

Activity in our stock option and incentive plans for the period from January 1, 2013 to June 30, 2015 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$5.54
Granted	-	$-	-	$-	268,648	$5.54
Exercised	(3,000)	$8.67	(299,735)	$5.10	(68,988)	$-
Cancelled	-	$-	(4,501)	$3.49	(1,359)	$5.54
Outstanding at January 1, 2015	-	$8.67	219,285	$3.79	447,801	$5.54
Granted	-	$-	-	$-	116,140	$25.86
Exercised	-	$-	(32,068)	$3.83	(83,134)	$1.37
Cancelled	-	$-	-	$-	-	$-
Outstanding at June 30, 2015	-	$-	187,217	$3.83	480,807	$14.69

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Options outstanding as of June 30, 2015 are exercisable as follows.

	2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price

June 30, 2015	177,017	$3.83
December 31, 2015	10,200	$3.83
December 31, 2016	-	$3.83
December 31, 2017	-	$3.83
December 31, 2018	-	$3.83
December 31, 2019	-	$3.83
Thereafter	-	$3.83
Total options exercisable	187,217

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

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2015 are lower by approximately $612,400 and $381,700, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the three months ended June 30, 2014 are lower by approximately $273,000 and $170,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

As a result of adopting FASB issued guidance on January 1, 2006, the Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2015 are lower by approximately $1,364,500 and $850,500, respectively, than if it had continued to account for share-based compensation under APB guidance. The Company’s income from continuing operations before provision for income tax expense and net income for the six months ended June 30, 2014 are lower by approximately $465,000 and $290,000, respectively, than if it had continued to account for share-based compensation under APB guidance.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements

Basic and diluted earnings per share for the three months ended June 30, 2015 would have been $0.89 and $0.87, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $0.86 and $0.84, respectively. Basic and diluted earnings per share for the three months ended June 30, 2014 would have been $1.06 and $1.02, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.04 and $1.01, respectively.

Basic and diluted earnings per share for the six months ended June 30, 2015 would have been $1.60 and $1.56, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.54 and $1.50, respectively. Basic and diluted earnings per share for the six months ended June 30, 2014 would have been $1.84 and $1.78, respectively, if the Company had not adopted FASB issued guidance, compared with reported basic and diluted earnings per share of $1.81 and $1.75, respectively.

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

Summary information about the Company’s stock option plans at June 30, 2015 is as follows.

	Range of Exercise Price	Outstanding at June 30, 2015	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at June 30, 2015
2002 Plan	$2.45 - $4.40	187,217	6.11	$3.79	177,017

(10)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of June 30, 2015, there were no preferred shares issued or outstanding and there were 13,724,189 shares of common stock outstanding.

(11)	Subsequent Events

None

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.  The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses (“LAE”) and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other  filings with the SEC, including the Company’s Form 10-K.

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”) and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,800 independent agents, of which approximately 2,300 actively sell and service our products, FNIC is authorized to underwrite homeowners’, commercial general liability, fire, allied lines, and personal automobile insurance in Florida. FNIC is licensed as an admitted carrier in Alabama, Louisiana, Georgia, and Texas. Non-Florida commercial general liability operations have not been material to the Company’s overall operations. Although FNIC has underwritten commercial general liability insurance in those states, the Company has decided to eliminate its commercial general liability operations in Alabama, Louisiana, Georgia and Texas ultimately resulting in no new premium for this particular line of business. FNIC continues to underwrite commercial general liability operations in Florida. FNIC also underwrites homeowners’ insurance in Alabama and Louisiana and was admitted in South Carolina to underwrite homeowners’ insurance. Homeowner operations in South Carolina are expected to commence in 2015. Additionally, we underwrite personal automobile insurance in Georgia and Texas.

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

The Company has, in recent years, used analytic modeling to assist it in underwriting its insurance products.  The Florida Office of Insurance Regulation (the “Florida OIR”) issued a cease and desist order dated May 19, 2015, ordering FNIC to cease use of an unfiled analytic model. FNIC confirmed to the Florida OIR in a meeting on June 5, 2015 that it would immediately cease use of such analytic model, which FNIC has done.  FNIC has submitted the necessary filing to enable the Florida OIR to review and approve the Company’s analytic models, which review remains ongoing as of the date of this Report.  The Florida OIR has not asserted that FNIC’s use of an unfiled analytic model in its underwriting process constitutes “price optimization.”   “Price optimization” has recently been defined in an industry white paper as a practice that uses predictive modeling and data analytics in pricing insurance products.  This has been a topic of recent discussion by various state insurance regulators, including the Florida OIR.

In lieu of its underwriting analytics, FNIC has used its current filed and approved rule-based underwriting to manage all new and existing business since early June 2015. For the first nine weeks of the quarter ended June 30, 2015, the Company wrote an average of $3.3 million dollars of new Florida homeowners’ business weekly. Since discontinuing the use of the underwriting analytics, the average weekly new premium written increased by approximately 47% to $4.9 million in the last three weeks of June and during the month of July, but has since returned to levels consistent with our production prior to discontinuing our analytics. The Company does not believe that the additional written premium will have a material impact on the Company’s results of operations.  The Company cannot predict at this time the outcome of the review of the Company’s filing or whether any restrictions, fees or fine will be imposed by the Florida OIR as it relates to the prior use of analytics.

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

Organization of Monarch National Insurance Company

The Company has entered into a joint venture to organize Monarch National Insurance Company (“MNIC”), which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”) on March 19, 2015.  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC, the indirect parent company of Monarch Insurance (“Monarch Delaware”), for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

Index
Federated National Holding Company

In connection with the organization of MNIC, the parties entered into the following agreements dated as of March 17, 2015:

•	MNIC entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	MNIC, MNHC and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the Monarch Holding debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (the “Monarch LLC Agreement”) provides that Monarch Delaware is managed by a seven-member Board of Managers, three of whom have been designated by the Company, three of whom have been designated by Crosswinds, and one who will be jointly selected by the Company and Crosswinds. The Company’s designees are Michael H. Braun, the Company’s President and Chief Executive Officer and a director of the Company; Peter J. Prygelski, III, the Company’s Chief Financial Officer and a director of the Company; and Jenifer G. Kimbrough, a director of the Company. Crosswinds’ designees are Colin E. King, Robert T.Wolf, and Charles S. Duncker. The Company and Crosswinds have agreed to identify the seventh member of the Board of Managers within six months.

•	The LLC Agreement provides that certain material transactions must be approved by a supermajority of the managers, including a termination, amendment or non-renewal of the Monarch MGA Agreement or the Monarch Investment Agreement. The Company will be entitled to receive a termination fee equal to the aggregate fees paid under the Monarch MGA Agreement for the 12 calendar months prior to the date of termination, if the Monarch MGA Agreement is terminated other than for cause. The Monarch LLC Agreement also provides the members with certain redemption, tag-along, drag-along and buy-sell rights. In addition, the Monarch LLC Agreement provides the Company and Crosswinds with the right, for 24 months from the closing date, to participate in certain other transactions relating to the formation or acquisition of homeowners’ property and casualty insurers undertaken by the other.

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Index
Federated National Holding Company

Our Subsidiaries

During the three months ended June 30, 2015, 93.6%, 2.9%, 1.7% and 1.8% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the three months ended June 30, 2015, $27.5 million or 22.2% of the $123.5 million of the homeowners’ premiums we underwrote were produced under Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $8.7 million increased homeowners’ premiums we underwrote under ISA represents 34.9% of the $24.9 million increased total homeowners’ premiums we underwrote during the three months ended June 30, 2015. During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the three months ended June 30, 2014, 91.8%, 3.0%, 2.2% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the six months ended June 30, 2015, 92.7%, 3.2%, 1.6% and 2.5% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively. During the six months ended June 30, 2015, $47.0 million or 21.3% of the $221.3 million of the homeowners’ premiums we underwrote were produced under ISA. The $16.7 million increased homeowners’ premiums we underwrote under ISA represents 34.3% of the $48.7 million increased total homeowners’ premiums we underwrote during the six months ended June 30, 2015. During the six months ended June 30, 2014, $30.3 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the six months ended June 30, 2014, 91.5%, 3.4%, 2.1% and 3.0% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FNU, formerly known as Assurance Managing General Agents, Inc., a wholly owned subsidiary of the Company, acts as FNIC’s and MNIC’s exclusive managing general agent and is also licensed as a managing general agent in the States of Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU is an appointed Lloyds of London coverholder to write homeowners’ multi peril insurance in Florida on an excess and surplus lines basis and has contracted with other unaffiliated insurance companies to sell personal umbrella through FNU’s existing network of agents. Operations for Lloyds of London are expected to commence in the third quarter of this year.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC and MNIC, which totaled 4% during the three months ended June 30, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

Index
Federated National Holding Company
During 2014, the Florida OIR approved an application to allow the claims administration operations of FNA to be assumed by FNU. Under the amended managing general agency agreement between FNU and FNIC, FNU will provide the same claims administration services. The combination of these services in FNU had no effect on consolidated net income.

Insure-Link, Inc. (“Insure-Link”) is our independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability, workers’ compensation, boat and recreational vehicle and personal articles and jewelry insurance through their agency appointments with over forty-seven different carriers.

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

In Florida, more than 50 companies compete with us in the homeowners’ insurance market. Three of our larger competitors are Citizens Propery Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

Critical Accounting Policies

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3, “Summary of Significant Accounting Policies” in the Notes to the Company’s condensed consolidated financial statements for the quarter ended June 30, 2015 included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Index
Federated National Holding Company

Analysis of Financial Condition
As of June 30, 2015 Compared with December 31, 2014

Our recent investment in MNHC has impacted our consolidated balance sheet at June 30, 2015 by inclusion of MNHC’S asset and liability line items and recognition of the non-controlling interest within shareholders’ equity.

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

Total investments increased $35.2 million, or 10.7%, to $366.0 million as of June 30, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of June 30, 2015 and December 31, 2014.

We did not hold any trading investment securities during the three months ended June 30, 2015.

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

Index
Federated National Holding Company

In reaching a conclusion that a security is either other-than-temporarily or permanently impaired we consider such factors as the timeliness and completeness of expected dividends, principal and interest payments, ratings from nationally recognized statistical rating organizations such as Standard and Poor’s (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), as well as information released via the general media channels. During the six months ended June 30, 2015 and 2014, respectively, in connection with the process, we have not charged operations with investment losses.

As of June 30, 2015 and December 31, 2014, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance.

As of June 30, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of June 30, 2015, 78% of our debt portfolio was in diverse industries and 22% was in United States government bonds. As of June 30, 2015, approximately 86% of our equity holdings were in equities related to diverse industries and 14% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

As of June 30, 2015 and December 31, 2014, we have classified $6.4 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

During the six months ended June 30, 2015, we did re-classify approximate fair value of $1.0 million of our bond portfolio to available-for-sale from held-to-maturity. During the six months ended June 30, 2014, we did not re-classify any of our bond portfolio between available-for-sale and held-to-maturity.

Below is a summary of net unrealized gains (losses) as of June  30, 2015 and December 31, 2014, by category.

	Unrealized Gains (Losses)
	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$330	$945
Obligations of states and political subdivisions	485	886
Corporate	504	1,249
International	(38)	(1)
	1,281	3,079

Equity securities:
Common stocks	9,126	9,338

Total debt and equity securities	$10,407	$12,417

The net unrealized gain of $10.4 million is inclusive of $0.4 million of unrealized losses; $0.3 million of unrealized losses are from debt securities and less than $0.1 million of unrealized losses are from equity securities.

The $0.3 million of unrealized losses from debt securities consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The less than $0.1 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of June 30, 2015. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$67,829	18.53%	$62,323	18.84%
Obligations of states and political subdivisions	100,284	27.40%	91,614	27.70%
Corporate	136,553	37.32%	119,024	35.99%
International	11,911	3.25%	11,138	3.37%
	316,577	86.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,093	1.12%	4,490	1.36%
Corporate	2,219	0.61%	2,681	0.81%
International	125	0.03%	246	0.07%
	6,437	1.76%	7,417	2.24%
Total debt securities	323,014	88.26%	291,516	88.14%

Equity securities, at market:	43,003	11.74%	39,247	11.86%
Total investments	$366,017	100.00%	$330,763	100.00%

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $56.1 million, or 139.9%, to $96.3 million as of June 30, 2015, compared with $40.2 million as of December 31, 2014. The change is due primarily to our homeowners’ gross written premium, which increased by $50.3 million, or 26.7%, to $238.7 million for the six months ended June 30, 2015, compared with $188.4 million for the six months ended June 30, 2014. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $24.0 million was transferred to the investment accounts during the six months ended June 30, 2015 and the remainder of cash is for a planned reinsurance payment.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums decreased $14.2 million, or 26.0%, to $40.3 million as of June 30, 2015, compared with the $54.5 million as of December 31, 2014 as the result of the amortization of our payment patterns, in addition to a decrease in ceded unearned premiums on the Property 30% Quota Share reinsurance agreement effective July 1, 2014. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $5.8 million, or 21.2%, to $33.1 million as of June 30, 2015, compared with $27.3 million as of December 31, 2014.

Our homeowners’ insurance premiums receivable increased $6.3 million, or 28.1%, to $28.7 million as of June 30, 2015, compared with $22.4 million as of December 31, 2014. Our commercial general liability insurance premiums receivable increased less than $0.1 million, or 33.7%, to $0.2 million as of June 30, 2015, compared with $0.2 million as of December 31, 2014. Our automobile insurance premiums receivable decreased $0.6 million, or 12.3%, to $4.2 million as of June 30, 2015, compared with $4.8 million as of December 31, 2014. Our allowance for credit losses remained unchanged at $0.1 million as of June 30, 2015, compared with December 31, 2014.

Index
Federated National Holding Company

Reinsurance Recoverable, Net

 Reinsurance recoverable, net, increased $2.8 million, or 22.0%, to $15.3 million as of June 30, 2015, compared with $12.5 million as of December 31, 2014. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims and to the Property 30% Quota Share agreement effective July 1, 2014. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC increased $5.7 million, or 41.6%, to $19.3 million as of June 30, 2015, compared with $13.6 million as of December 31, 2014. The change reflects in part the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium, which during the six months ended June 30, 2015 total approximately $7.4 million. The $7.4 million increase was offset by a reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Income Taxes Receivable

Income taxes receivable totaled $5.5 million as of June 30, 2015, compared with $1.8 million as of December 31, 2014. The change is due to estimated tax payments made in excess of the related accrued liability.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $0.3 million, or 13.7%, to $2.0 million as of June 30, 2015, compared with $1.7 million as of December 31, 2014.

Other Assets

Other assets increased $2.1 million, or 28.2%, to $9.3 million as of June 30, 2015, compared with $7.2 million as of December 31, 2014. Major components of other assets are shown in the following table. The accrued interest income receivable is primarily investment related and the commission receivable is primarily related to the commission income sharing agreement with our reinsurance intermediary.

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)

Accrued interest income receivable	$2,691	$2,600
Commission receivable	4,088	2,077
Deposits	318	281
Prepaid expenses	1,719	1,496
Receivable for investments sold	-	31
Other	458	746
Total	$9,274	$7,231

Contingent Quota-Share Profit Sharing

Contingent quota-share profit sharing totaled $14.0 million as of June 30, 2015 and December 31, 2014. The $14.0 million is our current estimated profit-sharing benefit associated with our Property 30% Quota Share agreement effective July 1, 2014. The provisions of this program allow for profit-sharing up to approximately $32.0 million at the end of the two-year contract term. The ultimate benefit is based upon the occurrence of future catastrophic events and predefined non-catastrophic loss ratios.

Index
Federated National Holding Company

Unpaid Losses and LAE

Unpaid losses and LAE increased $9.8 million, or 12.4%, to $88.1 million as of June 30, 2015, compared with $78.3 million as of December 31, 2014. The $9.8 million increase was net of a reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$19,569	$37,837	$57,406	$14,223	$35,192	$49,415
Commercial General Liability	5,510	12,651	18,161	5,646	12,505	18,151
Automobile	4,169	8,346	12,515	3,672	7,092	10,764
Total	$29,248	$58,834	$88,082	$23,541	$54,789	$78,330

Please see “Results of Operations - Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $40.4 million, or 21.0%, to $232.8 million as of June 30, 2015, compared with $192.4 million as of December 31, 2014. The change was due to a $39.1 million increase in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned flood insurance premiums and a $1.2 million increase in unearned commercial general liability premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis. The $40.4 million total increase and the $39.1 million homeowners’ increase were net of a reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Debt

Debt totaled $5.0 million as of June 30, 2015, compared with nothing as of December 31, 2014, reflecting the $5.0 million loan to MNHC from Transatlantic Reinsurance Company.

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.9 million, or 53.3%, to $11.3 million as of June 30, 2015, compared with $7.4 million as of December 31, 2014. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $3.7 million to a net liability balance of $5.0 million as of June 30, 2015, compared with $1.3 million as of December 31, 2014. Deferred income taxes, net, is comprised of approximately $10.6 million and $9.7 million of deferred tax assets, net of approximately $15.6 million and $11.0 million of deferred tax liabilities as of June 30, 2015 and December 31, 2014.

Claims Payments Outstanding

Claims payments outstanding decreased $0.2 million, or 1.9%, to $10.0 million as of June 30, 2015, compared with $10.2 million as of December 31, 2014. The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Index
Federated National Holding Company

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses decreased $0.4 million, or 4.0%, to 10.5 million as of June 30, 2015, compared with $10.9 million as of December 31, 2014. The $0.4 million change includes decreases of $2.1 million for premium taxes and $1.2 million for the remittance of recouped assessments, as well as increases of $2.0 million for commissions and $0.9 million for other payables.

Deferred Quota-Share Profit Sharing

Deferred quota-share profit sharing totaled $7.0 million as of June 30, 2015, compared with $10.5 million as of December 31, 2014, and relates to the quota-share program. The deferred quota-share profit sharing was originally recorded at $14.0 million at the program’s July 1, 2014 inception and will continue to amortize over the life of the program.

Results of Operations
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Our recent investment in MNHC has impacted our consolidated statement of operations for the three months ended June 30, 2015 by inclusion of MNHC’S revenue and expense line items and recognition of the non-controlling interest when computing net income attributable to FNHC common stockholders.

Gross Premiums Written

Gross premiums written increased $24.6 million, or 23.0%, to $132.0 million for the three months ended June 30, 2015, compared with $107.4 million for the three months ended June 30, 2014. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2015 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended June 30,
	2015		2014
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$123,498	93.55%	$98,598	91.85%
Commercial General Liability	3,762	2.85%	3,168	2.95%
Federal Flood	2,376	1.80%	2,375	2.21%
Automobile	2,383	1.80%	3,212	2.99%
Gross written premiums	$132,019	100.00%	$107,353	100.00%

The increase in the sale of homeowners’ policies by $24.9 million, or 25.3%, to $123.5 million for the three months ended June 30, 2015, compared with $98.6 million for the three months ended June 30, 2014, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2015, 75.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $382.2 million (a 50.2% reduction of in-force premium), while 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $290.0 million, (a 50.4% reduction of in-force premium), as of June 30, 2014.

During the three months ended June 30, 2015, $27.5 million or 22.2% of the $123.5 million of the homeowners’ premiums we underwrote were produced under ISA, an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $8.7 million increased homeowners’ premiums we underwrote under ISA represents 34.9% of the $24.9 million increased total homeowners’ premiums we underwrote during the three months ended June 30, 2015. During the three months ended June 30, 2014, $18.8 million or 19.1% of the $98.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013.

Index
Federated National Holding Company

During the three months ended June 30, 2015 and 2014, the change to the cumulative wind mitigation credits afforded our policyholders totaled $24.9 million and $35.6 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.2% of the pre-credit premium, or $762.0 million, as of June 30, 2015, as compared with 50.4% of the pre-credit premium, or $575.2 million, as of June 30, 2014. Our number of in-force homeowners’ policies increased by approximately 15,600 or 7.9%, to approximately 212,500 as of June 30, 2015, compared with approximately 196,900 as of March 31, 2015.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.6 million, or 18.7%, to $3.8 million for the three months ended June 30, 2015, compared with $3.2 million for the three months ended June 30, 2014.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$55	1.45%	$65	2.05%
Florida	3,498	92.99%	2,890	91.23%
Georgia	17	0.45%	-	0.00%
Louisiana	20	0.54%	26	0.82%
Texas	172	4.57%	187	5.90%
Total	$3,762	100.00%	$3,168	100.00%

The Company’s sale of auto insurance policies decreased $0.8 million, or 25.8%, to $2.4 million for the three months ended June 30, 2015, compared with $3.2 million for the three months ended June 30, 2014.

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

The withdrawal of our rating could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our rating could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our rating could prevent independent agents from selling and servicing our insurance products.

Gross Premiums Ceded

Gross premiums ceded increased $38.6 million, or 82.9%, to $85.1 million for the three months ended June 30, 2015, compared with $46.5 million for the three months ended June 30, 2014. The change was due to a $39.1 million increase in homeowners’, a less than $0.1 million increase in commercial general liability and a $0.6 million decrease in automobile. Gross premiums ceded relating to our homeowners’ are increased by our Property 30% Quota Share agreement effective July 1, 2014 and was also impacted by an additional reinsurance coverage purchased for the 2014-2015 season as compared with the 2013-2014 season.

Index
Federated National Holding Company

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $31.7 million for the three months ended June 30, 2015, compared with $23.7 million for the three months ended June 30, 2014. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $29.4 million for the three months ended June 30, 2015, compared with $33.1 million for the three months ended June 30, 2014. The $29.4 million charge to written premium was due to a $28.9 million increase in unearned homeowners’ insurance premiums, a $0.5 million increase in unearned flood premiums, a $0.4 million increase in unearned commercial general liability premiums and a $0.4 million decrease in unearned automobile insurance premiums during the three months ended June 30, 2015. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above. The $29.4 million total increase and the $28.9 million homeowners’ increase are net of a reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Net Premiums Earned

Net premiums earned decreased $2.2 million, or 4.3%, to $49.2 million for the three months ended June 30, 2015, compared with $51.4 million for the three months ended June 30, 2014. The $2.2 million decrease is primarily due to the accounting for our quota-share program. The reduction in net premiums earned was offset by reductions in our reinsurance costs, losses and LAE, amortization of DPAC, and the recognition of the aforementioned accrued income resulting from the quota-share agreement.

The following table denotes net premiums earned by product line.

	Three Months Ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$45,326	92.08%	$48,070	93.46%
Commercial General Liability	3,240	6.58%	2,629	5.11%
Automobile	661	1.34%	734	1.43%
Net premiums earned	$49,227	100.00%	$51,433	100.00%

The $2.7 million decrease in homeowners’ net premiums earned is due to a $24.9 million increase in gross written premium as discussed, a $39.1 million increase in gross premiums ceded and a $11.5 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.6 million increase in commercial general liability net premiums earned is a result of a $0.6 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and net changes to unearned premium remained unchanged.

The $0.1 million decrease in automobile net premiums earned is a result of a $0.8 million decrease in gross written premium as discussed, a $0.6 million decrease in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.1 million, or 6.9%, to $1.3 million for the three months ended June 30, 2015, compared with $1.2 million for the three months ended June 30, 2014. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Index
Federated National Holding Company

Finance Revenue

Finance revenue increased $0.2 million, or 34.7%, to $0.5 million for the three months ended June 30, 2015, compared with $0.3 million for the three months ended June 30, 2014. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.2 million, or 11.0%, to $2.6 million for the three months ended June 30, 2015, compared with $2.4 million for the three months ended June 30, 2014. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.4 million, or 30.7%, to $1.7 million for the three months ended June 30, 2015, compared with $1.3 million for the three months ended June 30, 2014.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.4% and 2.6% respectively, for the three months ended June 30, 2015. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended June 30, 2014.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.6% and 2.8%, respectively, for the three months ended June 30, 2015. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.6%, respectively, for the three months ended June 30, 2014.

See also “Analysis of Financial Condition as of June 30, 2015 Compared with December 31, 2014 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $0.9 million for the three months ended June 30, 2015, compared with $2.1 million during the three months ended June 30, 2014.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During the three months ended June 30, 2015 and the three months ended June 30, 2014, in connection with the process, we have not charged operations with investment losses.

Index
Federated National Holding Company
The table below depicts the net realized investment gains (losses) by investment category during the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
Realized gains:
Debt securities	$265	$157
Equity securities	915	1,949
Total realized gains	1,180	2,106

Realized losses:
Debt securities	(224)	(28)
Equity securities	(43)	(22)
Total realized losses	(267)	(50)
Net realized gains on investments	$913	$2,056

Other Income

Other income increased to $1.0 million for the three months ended June 30, 2015, compared with $0.3 million for the three months ended June 30, 2014. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing

Quota-share profit sharing totaled $1.6 million for the three months ended June 30, 2015, compared with nothing for the three months ended June 30, 2014. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurrence of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

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

Losses and LAE decreased $1.4 million, or 5.6%, to $23.1 million for the three months ended June 30, 2015, compared with $24.5 million for the three months ended June 30, 2014. The overall change includes a $1.0 million increase in our homeowners’ program, a $0.9 million decrease in our commercial general liability program and a $1.5 million decrease in connection with our automobile program.

The change to losses and LAE typically reflects the change to reserves in response to the change in the number of policies we wrote during the same period. Homeowners’ losses and LAE for the three months ended June 30, 2015, are net of a decrease relating to the quota-share program for which our actual net premiums earned were reduced.

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

Index
Federated National Holding Company

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$19,569	$37,837	$57,406	$14,223	$35,192	$49,415
Commercial General Liability	5,510	12,651	18,161	5,646	12,505	18,151
Automobile	4,169	8,346	12,515	3,672	7,092	10,764
Total	$29,248	$58,834	$88,082	$23,541	$54,789	$78,330

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $3.6 million during the three months ended June 30, 2015. This overall change includes a $3.4 million increase in reserves for our homeowners’ program, a $0.1 million decrease in reserves for commercial general liability and a $0.3 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended June 30, 2015 was 47.0% compared with 47.7% for the same period in 2014.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $2.6 million, or 61.8%, to $6.8 million for the three months ended June 30, 2015, compared with $4.2 million for the three months ended June 30, 2014. The change is primarily due to a $1.2 million increase in premium tax, a $0.5 million increase in credit card fees, a $0.1 million increase in licenses and fees and a $0.8 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $1.6 million, or 45.4%, to $5.0 million for the three months ended June 30, 2015, compared with $3.4 million for the three months ended June 30, 2014 and is primarily due to an increased number of employees, as well as an increased expense for restricted shares. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $612,000 during the three months ended June 30, 2015 compared with approximately $273,000 for the three months ended June 30, 2014.

Amortization of DPAC

Amortization of DPAC decreased $3.7 million, or 42.2%, to $5.1 million for the three months ended June 30, 2015, compared with $8.8 million for the three months ended June 30, 2014.

The change to amortization of DPAC typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which for the three months ended June 30, 2015 totaled approximately $3.5 million. The $3.5 million was offset by a benefit associated with our Property 30% Quota Share agreement effective July 1, 2014.

Index
Federated National Holding Company
Interest Expense
Interest expense was $0.1 million for the three months ended June 30, 2015, compared with nothing for the three months ended June 30, 2014.
Provision for Income Tax Expense
The provision for income tax expense was $6.8 million for the three months ended June 30, 2015, compared with $6.4 million for the three months ended June 30, 2014. The effective rate for income taxes was 36.24% for the three months ended June 30, 2015, compared with 35.79% for the three months ended June 30, 2014.

Non-Controlling Interest

The charge to the consolidated statement of operations for non-controlling interest was $0.1 million for the three months ended June 30, 2015, compared with nothing for the three months ended June 30, 2014.  Because our interest in MNHC is approximately 42.4%, our consolidated statement of operations has been adjusted for the other 57.6% non-controlling interest held by our joint-venture partners.

Net Income attributable to FNHC common stockholders

Net income attributable to FNHC common stockholders increased $0.1 million, or 1.6%, to $11.7 million for the three months ended June 30, 2015, compared with $11.6 million for the three months ended June 30, 2014.

Results of Operations
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Our recent investment in MNHC has impacted our consolidated statement of operations for the six months ended June 30, 2015 by inclusion of MNHC’S revenue and expense line items and recognition of the non-controlling interest when computing net income attributable to FNHC common stockholders.

Gross Premiums Written

Gross premiums written increased $50.2 million, or 26.7%, to $238.7 million for the six months ended June 30, 2015, compared with $188.5 million for the six months ended June 30, 2014. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2015 period is primarily due to the increase in the sale of homeowners’ policies. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Six Months Ended June 30,
	2015		2014
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$221,276	92.69%	$172,578	91.57%
Commercial General Liability	7,732	3.24%	6,312	3.35%
Federal Flood	3,868	1.62%	3,893	2.07%
Automobile	5,845	2.45%	5,672	3.01%
Gross written premiums	$238,721	100.00%	$188,455	100.00%

The increase in the sale of homeowners’ policies by $48.7 million, or 28.2%, to $221.3 million for the six months ended June 30, 2015, compared with $172.6 million for the six months ended June 30, 2014, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of June 30, 2015, 75.3% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $382.2 million (a 50.2% reduction of in-force premium), while 79.5% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $290.0 million, (a 50.4% reduction of in-force premium), as of June 30, 2014.

Index
Federated National Holding Company

During the six months ended June 30, 2015, $47.0 million or 21.3% of the $221.3 million of the homeowners’ premiums we underwrote were produced under ISA. The $16.7 million increased homeowners’ premiums we underwrote under ISA represents 34.3% of the $48.7 million increased total homeowners’ premiums we underwrote during the six months ended June 30, 2015. During the six months ended June 30, 2014, $30.3 million or 17.6% of the $172.6 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013.

During the six months ended June 30, 2015 and 2014, the change to the cumulative wind mitigation credits afforded our policyholders totaled $69.4 million and $73.2 million, respectively. Our number of in-force homeowners’ policies increased by approximately 29,900 or 16.4%, to approximately 212,500 as of June 30, 2015, compared with approximately 182,600 as of December 31, 2014.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $1.4 million, or 22.5%, to $7.7 million for the six months ended June 30, 2015, compared with $6.3 million for the six months ended June 30, 2014.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Six Months Ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$115	1.49%	$89	1.41%
Florida	7,102	91.85%	5,888	93.28%
Georgia	62	0.80%	-	0.00%
Louisiana	43	0.56%	46	0.73%
Texas	410	5.30%	289	4.58%
Total	$7,732	100.00%	$6,312	100.00%

The Company’s sale of auto insurance policies increased $0.1 million, or 3.0%, to $5.8 million for the six months ended June 30, 2015, compared with $5.7 million for the six months ended June 30, 2014.

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

The withdrawal of our rating could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit. The withdrawal of our rating could have a material adverse effect on the Company’s results of operations and financial position because the Company’s insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal of our rating could prevent independent agents from selling and servicing our insurance products.

Gross Premiums Ceded

Gross premiums ceded increased $61.3 million, or 122.8%, to $111.1 million for the six months ended June 30, 2015, compared with $49.8 million for the six months ended June 30, 2014. The change was due to a $61.0 million increase in homeowners’, a less than $0.1 million increase in commercial general liability and a $0.2 million increase in automobile. Gross premiums ceded relating to our homeowners’ are increased by our Property 30% Quota Share agreement effective July 1, 2014 and was also impacted by an additional reinsurance coverage purchased for the 2014-2015 season as compared with the 2013-2014 season.

Index
Federated National Holding Company

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $6.7 million for the six months ended June 30, 2015, compared with $6.9 million for the six months ended June 30, 2014. The increased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $40.4 million for the six months ended June 30, 2015, compared with $50.1 million for the six months ended June 30, 2014. The $40.4 million charge to written premium was due to a $39.1 million increase in unearned homeowners’ insurance premiums, a $0.1 million increase in unearned flood premiums and a $1.2 million increase in unearned commercial general liability premiums during the six months ended June 30, 2015. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above. The $40.4 million total increase and the $39.1 million homeowners’ increase were net of a reduction associated with our Property 30% Quota Share agreement effective July 1, 2014.

Net Premiums Earned

Net premiums earned decreased $1.4 million, or 1.5%, to $94.0 million for the six months ended June 30, 2015, compared with $95.4 million for the six months ended June 30, 2014. The $1.4 million decrease is net of a reduction associated with the accounting for our quota-share program.  The reduction in net premiums earned was offset by reductions in our reinsurance costs, losses and LAE, amortization of DPAC, and the recognition of the aforementioned accrued income resulting from the quota-share agreement.

The following table denotes net premiums earned by product line.

	Six Months Ended June 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$86,360	91.86%	$88,996	93.26%
Commercial General Liability	6,240	6.64%	5,082	5.32%
Automobile	1,412	1.50%	1,359	1.42%
Net premiums earned	$94,012	100.00%	$95,437	100.00%

The $2.7 million decrease in homeowners’ net premiums earned is due to a $48.7 million increase in gross written premium as discussed, a $61.0 million increase in gross premiums ceded and a $9.6 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $1.2 million increase in commercial general liability net premiums earned is a result of a $1.4 million increase in gross written premium, gross premiums ceded remained unchanged and a $0.2 million increase in the net change to unearned premium.

The $0.1 million increase in automobile net premiums earned is a result of a $0.2 million increase in gross written premium as discussed, a $0.2 million increase in gross premiums ceded and a $0.1 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $0.2 million, or 11.8%, to $2.4 million for the six months ended June 30, 2015, compared with $2.2 million for the six months ended June 30, 2014. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Index
Federated National Holding Company

Finance Revenue

Finance revenue increased $0.2 million, or 36.2%, to $0.9 million for the six months ended June 30, 2015, compared with $0.7 million for the six months ended June 30, 2014. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.9 million, or 22.1%, to $5.1 million for the six months ended June 30, 2015, compared with $4.2 million for the six months ended June 30, 2014. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.9 million, or 40.7%, to $3.2 million for the six months ended June 30, 2015, compared with $2.3 million for the six months ended June 30, 2014.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.1% and 2.3% respectively, for the six months ended June 30, 2015. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.0% and 2.3%, respectively, for the six months ended June 30, 2014.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.2% and 2.4%, respectively, for the six months ended June 30, 2015. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.5%, respectively, for the six months ended June 30, 2014.

See also “Analysis of Financial Condition as of June 30, 2015 Compared with December 31, 2014 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $2.6 million for the six months ended June 30, 2015, compared with $3.4 million during the six months ended June 30, 2014.

FASB has issued guidance regarding when an investment is considered impaired, whether that impairment is other-than temporary, and the measurement of an impairment loss. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired. During the six months ended June 30, 2015 and the six months ended June 30, 2014, in connection with the process, we have not charged operations with investment losses.

Index
Federated National Holding Company

The table below depicts the net realized investment gains (losses) by investment category during the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(Dollars in Thousands)
Realized gains:
Debt securities	$746	$292
Equity securities	2,342	3,560
Total realized gains	3,088	3,852

Realized losses:
Debt securities	(326)	(98)
Equity securities	(145)	(366)
Total realized losses	(471)	(464)
Net realized gains on investments	$2,617	$3,388

Other Income

Other income increased to $2.3 million for the six months ended June 30, 2015, compared with $0.6 million for the six months ended June 30, 2014. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing

Quota-share profit sharing totaled $3.1 million for the six months ended June 30, 2015, compared with nothing for the six months ended June 30, 2014. The deferred quota-share profit sharing was originally estimated and recorded at $14.0 million at the program’s July 1, 2014 inception, based upon the likely occurrence of future catastrophic events and predefined non-catastrophic loss ratios. This estimate, subject to future adjustments, will continue to be amortized over the remaining life of the quota-share program.

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

Losses and LAE increased $1.7 million, or 3.9%, to $47.1 million for the six months ended June 30, 2015, compared with $45.4 million for the six months ended June 30, 2014. The overall change includes a $4.0 million increase in our homeowners’ program, a $0.6 million decrease in our commercial general liability program and a $1.7 million decrease in connection with our automobile program.

The change to losses and LAE typically reflects the change to reserves in response to the change in the number of policies we wrote during the same period. Homeowners’ losses and LAE for the six months ended June 30, 2015, are net of a decrease relating to the quota-share program for which our actual net premiums earned were reduced.

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

The composition of unpaid losses and LAE by product line is as follows.

	June 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$19,569	$37,837	$57,406	$14,223	$35,192	$49,415
Commercial General Liability	5,510	12,651	18,161	5,646	12,505	18,151
Automobile	4,169	8,346	12,515	3,672	7,092	10,764
Total	$29,248	$58,834	$88,082	$23,541	$54,789	$78,330

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $9.8 million during the six months ended June 30, 2015. This overall change includes a $8.0 million increase in reserves for our homeowners’ program and a $1.8 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the six months ended June 30, 2015 was 50.1% compared with 47.5% for the same period in 2014.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $5.2 million, or 66.7%, to $13.1 million for the six months ended June 30, 2015, compared with $7.9 million for the six months ended June 30, 2014. The change is primarily due to a $1.9 million increase in premium tax, a $0.9 million increase in credit card fees, a $0.7 million increase in legal fees, and a $1.7 million increase in other general expenses.

Salaries and Wages

Salaries and wages increased $3.7 million, or 56.2%, to $10.2 million for the six months ended June 30, 2015, compared with $6.5 million for the six months ended June 30, 2014 and is primarily due to an increased number of employees, as well as an increased expense for restricted shares and executive and employee bonuses. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $1,400,000 during the six months ended June 30, 2015 compared with approximately $465,000 for the six months ended June 30, 2014.

Amortization of DPAC

Amortization of DPAC decreased $7.1 million, or 41.3%, to $10.2 million for the six months ended June 30, 2015, compared with $17.3 million for the six months ended June 30, 2014.

Index
Federated National Holding Company
The change to amortization of DPAC typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned, which for the six months ended June 30, 2015 totaled approximately $7.0 million. The $7.0 million was offset by a benefit associated with our Property 30% Quota Share agreement effective July 1, 2014.

Provision for Income Tax Expense

The provision for income tax expense was $12.5 million for the six months ended June 30, 2015, compared with $11.7 million for the six months ended June 30, 2014. The effective rate for income taxes was 37.63% for the six months ended June 30, 2015, compared with 37.03% for the six months ended June 30, 2014.

Non-Controlling Interest

The benefit to the consolidated statement of operations for non-controlling interest was $0.4 million for the six months ended June 30, 2015, compared with nothing for the six months ended June 30, 2014. Because our interest in MNHC is approximately 42.4%, our consolidated statement of operations has been adjusted for the other 57.6% non-controlling interest held by our joint-venture partners.

Net Income attributable to FNHC common stockholders

Net income attributable to FNHC common stockholders increased $1.0 million, or 5.2%, to $21.0 million for the six months ended June 30, 2015, compared with $20.0 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

During the six months ended June 30, 2015, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, recognition of a non-controlling interest, decreased prepaid reinsurance premiums, increased unpaid losses and LAE and increased debt. Additional sources of capital included decreased deferred income tax expense, net of other comprehensive income, increased premium deposits and customer credit balances, amortization of investment premium or discount, net, non-cash compensation, a tax benefit related to non-cash compensation, depreciation and amortization and exercised stock options. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the six months ended June 30, 2015 and 2014, operations provided net operating cash flow of $76.2 million and $83.6 million, respectively.

During the six months ended June 30, 2015, operations generated $102.9 million of gross cash flow, due to a $40.3 million increase in unearned premiums, a $14.2 million decrease in prepaid reinsurance premiums, a $9.8 million increase in unpaid losses and LAE, a $5.0 million increase in debt and a $4.3 million decrease in deferred income tax expense, net of other comprehensive income. Additional sources of cash included a $3.9 million increase in premium deposits and customer credit balances, $2.5 million of amortization of investment premium or discount, net, $1.6 million non-cash compensation and $0.3 million of depreciation and amortization, all in conjunction with $21.0 million of net income.

During the six months ended June 30, 2015, operations used $26.7 million of gross cash flow, due to a $5.8 million increase in premiums receivable, a $5.7 million increase in policy acquisition costs, a $3.7 million increase in income taxes recoverable, a $3.5 million increase in contingent quota-share profit sharing and a $2.8 million increase in reinsurance recoverable, net. Additional uses of cash included $2.6 million in net realized investment gains, a $2.0 million increase in other assets, a $0.4 million decrease in accounts payable and accrued expenses and a $0.2 million decrease in claims payments outstanding.

During the six months ended June 30, 2015 and 2014, net cash used by investing activities was $37.7 million and $68.2 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the six months ended June 30, 2015, investing activities generated $92.4 million and used $130.1 million.

During the six months ended June 30, 2015 and 2014, net financing activities provided $17.6 million and $0.7 million, respectively. In 2015, the sources of cash in connection with financing activities included $18.1 million from the recognition of a non-controlling interest, $0.5 million from a tax benefit related to non-cash compensation and $0.1 million from exercised stock options, while the useage included $1.1 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 26.7% increase in gross premiums written during the first six months of 2015 as compared with the same period in 2014. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2015, approximately 91% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at market:
United States government obligations and authorities	$67,829	18.53%	$62,323	18.84%
Obligations of states and political subdivisions	100,284	27.40%	91,614	27.70%
Corporate	136,553	37.32%	119,024	35.99%
International	11,911	3.25%	11,138	3.37%
	316,577	86.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,093	1.12%	4,490	1.36%
Corporate	2,219	0.61%	2,681	0.81%
International	125	0.03%	246	0.07%
	6,437	1.76%	7,417	2.24%
Total debt securities	323,014	88.26%	291,516	88.14%

Equity securities, at market:	43,003	11.74%	39,247	11.86%
Total investments	$366,017	100.00%	$330,763	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of June  30, 2015 and December 31, 2014, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$37,949	11.75%	$40,119	13.76%
AA	140,353	43.45%	125,385	43.01%
A	74,538	23.08%	67,818	23.26%
BBB	69,256	21.44%	58,172	19.96%
BB	625	0.19%	-	-
Not rated	292	0.09%	22	0.01%
	$323,013	100.00%	$291,516	100.00%

The following table summarizes, by maturity, the debt securities as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$22,435	6.95%	$16,796	5.76%
One year to five years	174,955	54.16%	174,260	59.78%
Five years to 10 years	123,623	38.27%	100,427	34.45%
More than 10 years	2,000	0.62%	33	0.01%
Total debt securities	$323,013	100.00%	$291,516	100.00%

At June 30, 2015, the duration of the debt portfolio was approximately 3.7 years.

Index
Federated National Holding Company

The following table provides information about the financial instruments as of June 30, 2015 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2015	2016	2017	2018	2019	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$196	$2,189	$4,274	$4,140	$6,860	$29,035	$46,694	$47,336
Obligations of states and political subdivisions	1,630	9,495	18,005	12,185	12,580	35,715	89,610	100,283
Corporate securities	3,476	14,750	20,864	20,549	15,563	47,616	122,818	128,558
International securities	491	2,087	2,301	2,176	815	3,817	11,687	12,034
Collateralized mortgage obligations	1,170	3,515	3,594	1,298	7,255	16,270	33,102	34,802
Equity securities, at market	-	-	-	-	-	-	-	43,004
All investments	$6,963	$32,036	$49,038	$40,348	$43,073	$132,453	$303,911	$366,017

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.38%	1.87%	0.71%	1.36%	1.70%	2.22%	1.91%
Obligations of states and political subdivisions	3.62%	4.71%	4.45%	5.00%	5.04%	4.82%	4.77%
Corporate securities	3.63%	4.01%	3.46%	4.17%	4.46%	4.05%	4.01%
International securities	0.76%	2.15%	2.37%	3.40%	2.99%	4.41%	3.16%
Collateralized mortgage obligations	5.36%	5.58%	4.04%	3.01%	3.93%	3.82%	4.08%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.62%	4.12%	3.58%	4.05%	4.07%	3.84%	3.88%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2015. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a)

The Company has, in recent years, used analytic modeling to assist it in underwriting its insurance products.  The Florida Office of Insurance Regulation (the “Florida OIR”) issued a cease and desist order dated May 19, 2015, ordering FNIC to cease use of an unfiled analytic model. FNIC confirmed to the Florida OIR in a meeting on June 5, 2015 that it would immediately cease use of such analytic model, which FNIC has done.  FNIC has submitted the necessary filing to enable the Florida OIR to review and approve the Company’s analytic models, which review remains ongoing as of the date of this Report.  The Florida OIR has not asserted that FNIC’s use of an unfiled analytic model in its underwriting process constitutes “price optimization.”   “Price optimization” has recently been defined in an industry white paper as a practice that uses predictive modeling and data analytics in pricing insurance products.  This has been a topic of recent discussion by various state insurance regulators, including the Florida OIR.

In lieu of its underwriting analytics, FNIC has used its current filed and approved rule-based underwriting to manage all new and existing business since early June 2015. For the first nine weeks of the quarter ended June 30, 2015, the Company wrote an average of $3.3 million dollars of new Florida homeowners’ business weekly. Since discontinuing the use of the underwriting analytics, the average weekly new premium written increased by approximately 47% to $4.9 million in the last three weeks of June and during the month of July, but has since returned to levels consistent with our production prior to discontinuing our analytics. The Company does not believe that the additional written premium will have a material impact on the Company’s results of operations.  The Company cannot predict at this time the outcome of the review of the Company’s filing or whether any restrictions, fees or fine will be imposed by the Florida OIR as it relates to the prior use of analytics.

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

99.1
Order to Cease and Desist dated May 19, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015).

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
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
(Principal Financial and Accounting Officer)
Peter J. Prygelski, III, Chief Financial Officer
Date: August 10, 2015

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

99.1
Order to Cease and Desist dated May 19, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015).

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