Form 10-Q
period 2015-09-30
FEDERATED NATIONAL HOLDING CO
filed 2015-11-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 000-25001

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

Common Stock, $.01 par value –14,230,890 outstanding as of November 3, 2015

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1	Financial Statements

FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, available for sale, at fair value	$341,915	$284,099
Debt maturities, held to maturity, at amortized cost	6,387	7,417
Equity securities, available for sale, at fair value	38,086	39,247

Total investments	386,388	330,763

Cash and short term investments	76,161	40,157
Prepaid reinsurance premiums	95,470	54,502
Premiums receivable, net of allowance for credit losses of $312 and $148, respectively	34,928	27,275
Reinsurance recoverable, net	8,349	12,534
Deferred policy acquisition costs	13,522	13,610
Income taxes receivable	5,763	1,810
Property, plant and equipment, net	2,753	1,749
Other assets	10,973	7,231
Contingent quota-share profit sharing	-	14,000

Total assets	$634,307	$503,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$91,673	$78,330
Unearned premiums	250,397	192,424
Debt	5,000	-
Premiums deposits and customer credit balances	11,265	7,381
Deferred income taxes, net	4,815	1,341
Claims payments outstanding	13,272	10,152
Accounts payable and accrued expenses	16,403	10,924
Deferred quota-share profit sharing	-	10,500

Total liabilities	392,825	311,052

Shareholders' equity:
Common stock, $0.01 par value. Authorized 25,000,000 shares; issued and outstanding 13,773,130 and 13,632,414, respectively	138	136
Preferred stock, $0.01 par value. Authorized 1,000,000 shares; none issued or outstanding	-	-
Additional paid-in capital	131,203	127,302
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	4,838	7,718
Total accumulated other comprehensive income	4,838	7,718
Retained earnings	87,188	57,423
Total Federated National Holding Company equity	223,367	192,579
Non-controlling interest	18,115	-
Total shareholders' equity	241,482	192,579
Total liabilities and shareholders' equity	$634,307	$503,631

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)
Revenue:
Gross premiums written	$129,840	$92,032	$368,561	$280,487
Gross premiums ceded	(119,985)	(129,298)	(231,046)	(179,137)

Net premiums written	9,855	(37,266)	137,515	101,350

Increase in prepaid reinsurance premiums	70,018	80,013	76,756	86,900
Increase in unearned premiums	(17,587)	(8,229)	(57,973)	(58,295)

Net change in prepaid reinsurance premiums and unearned premiums	52,431	71,784	18,783	28,605

Net premiums earned	62,286	34,518	156,298	129,955
Commission income	1,863	1,173	4,296	3,350
Finance revenue	425	392	1,322	1,051
Direct written policy fees	2,782	2,238	7,887	6,417
Net investment income	1,907	1,450	5,154	3,758
Net realized investment gains	1,126	659	3,743	4,047
Other income	2,210	970	4,548	1,540
Quota-share profit sharing, net	-	1,750	3,077	1,750

Total revenue	72,599	43,150	186,325	151,868

Expenses:
Losses and LAE	28,412	15,126	75,510	60,476
Operating and underwriting expenses	11,769	6,732	24,887	14,600
Salaries and wages	7,940	4,022	18,091	10,520
Policy acquisition costs	6,788	5,815	16,938	23,095
Interest expense	65	-	152	-

Total expenses	54,974	31,695	135,578	108,691

Income before provision for income tax expense	17,625	11,455	50,747	43,177
Provision for income tax expense	7,054	4,228	19,519	15,973
Income before non-controlling interest	10,571	7,227	31,228	27,204

Non-controlling interest	(22)	-	(383)	-

Net income attributable to Federated National Holding Company common stockholders	$10,593	$7,227	$31,611	$27,204

Net income per share - basic	$0.77	$0.57	$2.31	$2.35

Net income per share - diluted	$0.76	$0.56	$2.26	$2.28

Weighted average number of common shares outstanding - basic	13,749,394	12,624,746	13,709,605	11,562,709

Weighted average number of common shares outstanding - diluted	13,976,709	12,956,407	13,978,381	11,934,057

Dividends paid per share	$0.05	$0.03	$0.13	$0.09

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands)		(Dollars in Thousands)

Income before non-controlling interest	$10,571	$7,227	$31,228	$27,204

Change in net unrealized (losses) gains on investments available for sale	(2,671)	(1,883)	(4,681)	359

Comprehensive income before tax	7,900	5,344	26,547	27,563

Income tax benefit (expense) related to items of other comprehensive income	1,083	615	1,734	(229)

Comprehensive income	8,983	5,959	28,281	27,334

Less: Comprehensive income attributable to NCI	(17)	-	(494)	-

Comprehensive income attributable to FNHC	$8,966	$5,959	$27,787	$27,334

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Cash flow from operating activities:
Income before non-controlling interest	$31,228	$27,204
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premium or discount, net	3,795	2,909
Depreciation and amortization of property plant and equipment, net	495	334
Net realized investment gains	(3,743)	(4,047)
Non-cash compensation	2,903	72
Changes in operating assets and liabilities:
Premiums receivable, net	(7,653)	(5,698)
Prepaid reinsurance premiums	(40,967)	(31,610)
Reinsurance recoverable, net	4,186	(6,494)
Income taxes recoverable	(3,953)	(2,130)
Deferred income tax expense, net of other comprehensive income	5,277	2,741
Policy acquisition costs, net of amortization	88	5,728
Other assets	(3,742)	(1,941)
Contingent quota-share profit sharing	3,500	(1,750)
Unpaid losses and LAE	13,343	12,093
Unearned premiums	57,973	58,295
Cash received from other entitie’s debt instrument	5,000	-
Premium deposits and customer credit balances	3,884	3,261
Income taxes payable	-	(2,379)
Claims payments outstanding	3,120	979
Accounts payable and accrued expenses	5,480	1,158
Net cash provided by operating activities	80,214	58,725
Cash flow used by investing activities:
Proceeds from sale of investment securities	134,918	65,869
Purchases of investment securities available for sale	(195,278)	(162,864)
Purchases of property and equipment	(1,500)	(1,074)
Net cash used by investing activities	(61,860)	(98,069)
Cash flow provided by financing activities:
Exercised stock options	$130	$1,433
Dividends paid	(1,847)	(1,038)
Non-controlling interest investment in affiliate	18,498	-
Issuance of common stock	-	43,116
Tax benefit related to non-cash compensation	869	313
Net cash provided by financing activities	17,650	43,824
Net increase in cash and short term investments	36,004	4,480
Cash and short term investments at beginning of period	40,157	41,446
Cash and short term investments at end of period	$76,161	$45,926

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
FEDERATED NATIONAL HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(continued)	2015	2014
	(Dollars in Thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$15,662	$18,185
Non-cash investing and finance activities:
Accrued dividends payable	$712	$350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”) and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,900 independent agents, of which approximately 2,500 actively sell and service our products. FNIC operates in several states authorized to write various lines of business.

The table below reflects the states and lines of business that FNIC operates in as of September 30, 2015.

	Fire	Allied Lines	Private Passenger Automobile	Homeowners' Multiperil	Commercial General Liability

Florida (Domestic)	a	a	a	a	a
Alabama	d	d	d	a	c
Georgia	-	-	a	-	c
Louisiana	-	-	-	a	c
South Carolina	-	-	-	b	-
Texas	-	-	a	b	c

	a	Ongoing operations for more than one year
	b	Ongoing operations for less than one year
	c	Working with state to discontinue line of authority
	d	Licensed, but no current operations

Non-Florida commercial general liability operations have not been material to the Company’s overall operations. Although FNIC has underwritten commercial general liability insurance in those states, the Company has decided to wind-down its commercial general liability operations in Alabama, Georgia, Louisiana and Texas, resulting in no new premium for this particular line of business. FNIC continues to underwrite commercial general liability operations in Florida.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC (“Monarch Delaware”), the indirect parent company of MNIC, for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

In connection with the organization of MNIC, the parties entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) dated March 17, 2015, with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch.  For its services under the Monarch MGA Agreement, FNU will receive 4% of MNIC’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of MNIC’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for MNIC.  The Company will also receive an annual expense reimbursement for accounting and related services.

On October 20, 2015, the Florida OIR approved the filing made by FNIC to comply with the cease and desist order dated May 19, 2015 to enable the Florida OIR to review and approve FNIC’s analytic models.  On October 21, 2015, the Florida OIR rescinded the cease and desist order based upon its approval of the Company’s filing.

Pending approval of its underwriting analytics, FNIC used its current filed and approved rule-based underwriting to manage all new and existing business since early June 2015.  Prior to this change, the average weekly new premium written was approximately $3.3 million.  Since discontinuing the use of the underwriting analytics, the average weekly new premium written during the next seven weeks increased to $4.9 million, a 48% increase. Since that peak, the average written premium returned to an anticipated $3.3 million level.  The Company does not believe that the additional written premium will have a material impact on the Company’s results of operations.

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

As of September 30, 2014, we had satisfied all applicable conditions of the Consent Order we entered into in January 2011 (the “Consent Order”) with the Florida OIR in connection with the merger of FNIC into American Vehicle Insurance Company (“American Vehicle”). As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain Florida OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.

During the three months ended September 30, 2015, 91.6%, 2.6%, 3.8% and 2.0% of the premiums we underwrote were for homeowners’, commercial general liability, automobile insurance, and federal flood, respectively. During the three months ended September 30, 2015, $28.6 million or 24.1% of the $118.9 million of the homeowners’ premiums we underwrote were produced under Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $9.6 million increased homeowners’ premiums we underwrote under ISA represents 27.0% of the $35.6 million increased total homeowners’ premiums we underwrote during the three months ended September 30, 2015. During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the three months ended September 30, 2014, 90.5%, 3.4%, 2.5% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2015, 92.3%, 3.0%, 2.9% and 1.8% of the premiums we underwrote were for homeowners’, commercial general liability, automobile insurance, and federal flood, respectively. During the nine months ended September 30, 2015, $75.7 million or 22.2% of the $340.2 million of the homeowners’ premiums we underwrote were produced under ISA. The $26.3 million increased homeowners’ premiums we underwrote under ISA represents 31.2% of the $84.3 million increased total homeowners’ premiums we underwrote during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the nine months ended September 30, 2014, 91.2%, 3.4%, 2.2% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s and MNIC’s exclusive managing general agent and is also licensed as a managing general agent in the States of  Florida, Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU is an appointed Lloyds of London coverholder to write homeowners’ multi peril insurance in Florida on an excess and surplus lines basis and has contracted with other unaffiliated insurance companies to sell personal umbrella coverage through FNU’s existing network of agents. Operations for Lloyds of London commenced in the third quarter of this year.

 FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC and MNIC, which totaled 4% during the three months ended September 30, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Insure-Link, Inc. (“Insure-Link”) is our independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to,  homeowners’, flood, personal and commercial automobile, commercial general liability, workers’ compensation, boat and recreational vehicle and personal articles and jewelry insurance through their agency appointments with over one hundred different carrier relationships.

(2)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company and its majority-owned subsidiaries and its consolidated variable interest entity (“VIE”) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented.

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

All significant intercompany balances and transactions have been eliminated.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We believe that there were no significant changes in those critical accounting policies and estimates during the nine months ended September 30, 2015. Senior management has reviewed the development and selection of our critical accounting policies and estimates and their disclosure in this Form 10-Q with the Audit Committee of our Board of Directors.

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

We are required to review the contractual terms of all our reinsurance purchases to ensure compliance with U.S. GAAP, which establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. Contracts that do not result in the reasonable possibility that the reinsurer may realize a significant loss from the insurance risk assumed generally do not meet the conditions for reinsurance accounting and must be accounted for as deposits. The guidance also requires us to disclose the nature, purpose and effect of reinsurance transactions, including the premium amounts associated with reinsurance assumed and ceded. It also requires disclosure of concentrations of credit risk associated with reinsurance receivables and prepaid reinsurance premiums.

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The fair value of our investments is estimated based on prices published by financial services or quotations received from securities dealers and is reflective of the interest rate environment that existed as of the close of business on September 30, 2015 and December 31, 2014. Changes in interest rates subsequent to September 30, 2015 and December 31, 2014 may affect the fair value of our investments.

The carrying amounts for the following financial instrument categories approximate their fair values at September 30, 2015 and December 31, 2014 because of their short-term nature: cash and short-term investments, premiums receivable, finance contracts, due from reinsurers, revolving credit outstanding, claims payments outstanding, accounts payable and accrued expenses.

(B) Impact of New Accounting Pronouncements

In May 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration-Contracts. The amendments in this ASU apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services—Insurance. The amendments require insurance entities to disclose for annual reporting periods the following information about the liability for unpaid claims and claim adjustment expenses: (1) Incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information. (2) A reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for unpaid claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position. (3) For each accident year presented of incurred claims development information, the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses, accompanied by a description of reserving methodologies (as well as any changes to those methodologies). (4) For each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies). (5) For all claims except health insurance claims, the average annual percentage payout of incurred claims by age (that is, history of claims duration) for the same number of accident years as presented in (3) and (4) above. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Because the new guidance does not affect the existing recognition or measurement guidance, the adoption is not expected to have any effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnership and similar legal entities are VIEs ,(ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with VIEs particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Act of 1940 for registered money market funds. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and, earlier adoption is permitted. The adoption of the amendments in this ASU will not have a material impact on our financial position, results of operations or cash flows.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other recent accounting pronouncements issued by FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

(C) Stock Options

Pursuant to FASB issued guidance, compensation cost recognized during the nine months ended September 30, 2015 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the guidance.

(D) Earnings per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period presented. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented.

(E) Adjustments

In conjunction with our third quarter 2015 analysis of actual experience to date under the July 1, 2014 quota share reinsurance contract, we re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions.  As a result of this re-evaluation, we have concluded reinsurance contracts which have retrospective rating provisions should be accounted for under Accounting Standards Codification 944, Financial Services — Insurance (“ASC 944”), where amounts due to (from) the assuming companies are accrued based on estimated contract experience to date as though the contracts were terminated.  The adjustment to the accounting treatment related to reinsurance contracts with retrospective rated provisions resulted in the following changes:

(a)	We eliminated recording of future estimated quota share profits in one line item, “Quota Share Profit Sharing,” in the financial statements.

(b)	Amounts due to (from) the assuming companies have been accrued based on actual contract experience to date as though the contracts were terminated. These accruals impacted the following income statement line items: gross ceded premiums, loss and loss adjustment expenses, and deferred policy acquisition costs.

The adjustments to our accounting for the July 1, 2014 quota share reinsurance treaty, inclusive of other adjustments, are not material in any prior quarter or annual period based on an analysis of quantitative and qualitative factors in accordance with SEC Guidance.

As a result, we recorded these adjustments during the third quarter of 2015.  These adjustments increased net income by $2.2 million for the three and nine month periods ended on September 30, 2015.

Additionally, the quota share reinsurance accounting adjustments impacted the following income statement line items for the three and nine month periods ended on September 30, 2015:

•	Gross ceded premiums decreased by $10.9 million,

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Loss and loss adjustment expenses increased by $4.5 million, and

•	Deferred acquisition costs increased by $1.5 million.

Finally, the quota share reinsurance accounting adjustments impacted the following balance sheet line items for the three and nine months periods ended on September 30, 2015:

•	Prepaid reinsurance premiums increased by $10.9 million,

•	Reinsurance recoverable, net decreased by $4.5 million, and

•	Deferred policy acquisition costs decreased by $1.5 million.

•	The $14 million balance previously reported under Contingent quota-share profit sharing has been reclassed to the prepaid reinsurance premiums line item

•	The $7 million balance previously reported under Deferred quota-share profit sharing has been reclassed to the reinsurance recoverable, net line item

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

The Company also faces, in the ordinary course of business, lawsuits that seek damages beyond policy limits. The Company continually evaluates potential liabilities and reserves for litigation of these types. Reserves for a loss are recorded if the likelihood of occurrence is probable and the amount can be reasonably estimated. If a loss, while not probable, is judged to be reasonably possible, management will make an estimate of a possible range of loss or state that an estimate cannot be made. Management considers each legal action using this guidance and records reserves for losses as warranted.

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
(Unaudited)

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

(C) Operational Matters

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2014 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities. The Company’s 2011 federal tax return was reviewed by the IRS and a “no change” report was issued indicating that the IRS is in agreement with the tax positions presented on the 2011 return. The 2014 federal and state income tax returns were timely filed by the extended filing deadline of September 15, 2015. The Company does not have any known uncertain tax positions and all tax positions are evaluated in accordance with FIN 48. Any change to or resolution of tax reserves could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

The Company has recorded a net deferred tax liability of $4.8 million as of September 30, 2015 compared with $1.3 million as of December 31, 2014.

The calculation of current and deferred income taxes presents management’s assessment of the amount of current and future taxes to be paid. The calculation of deferred tax assets and liabilities is in accordance with ASC 740. These assets and liabilities may be impacted if new information not previously available is considered in future analysis and calculations. Because of the unpredictability and complexity of these future uncertainties the ultimate resolution of the tax payment may be an amount that is materially different from the current estimate of the tax liabilities. As of September 30, 2015 the Company has recorded a net deferred tax liability of $4.8 million. The primary reason for the change in deferred tax liabilities include the tax impact of the appreciation in the market value of the available-for-sale securities.  Any change in circumstances leading to a change in the tax liability would be recorded in the period that the change in circumstances occurs.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company is not currently involved in any material legal actions arising from the ordinary course of business that are not related to the insured claims activity.

(5)	Variable Interest Entity

Our consolidated financial statements include Monarch Delaware because we have determined Monarch Delaware is a VIE, we have a variable interest in Monarch Delaware and we are the primary beneficiary. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs in which we have a relationship.

The carrying amount of our VIE consolidated assets and liabilities are as follows.

	September 30, 2015	December 31, 2014
ASSETS	(Dollars in Thousands)
Investments
Debt maturities, held to maturity, at amortized cost	$21,877	$-
Equity securities, available for sale, at fair value	1,350	-

Total investments	23,227	-

Cash and short term investments	13,492	-
Premiums receivable, net	326	-
Deferred policy acquisition costs	168	-
Deferred income taxes, net	665	-
Other assets	178	-

Total assets	$38,056	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Unpaid losses and LAE	$112	$-
Unearned premiums	1,072	-
Income taxes payable	110	-
Accounts payable and accrued expenses	249	-
Debt	5,000	-

Total liabilities	$6,543	$-

Shareholders' equity:
Common stock, $0.01 par value. Issued and outstanding 100 shares	-	-
Additional paid-in capital	32,413	-
Accumulated other comprehensive income
Unrealized net gains on investments, available for sale	(234)	-
Total accumulated other comprehensive income	(234)	-
Retained earnings	(666)	-
Total shareholders' equity	31,513	-
Total liabilities and shareholders' equity	$38,056	$-

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	Investments

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

The following table summarizes, by type, our investments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at fair value:
United States government obligations and authorities	$65,994	17.08%	$62,323	18.84%
Obligations of states and political subdivisions	108,597	28.11%	91,614	27.70%
Corporate	155,324	40.20%	119,024	35.99%
International	12,000	3.11%	11,138	3.37%
	341,915	88.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,221	1.09%	4,490	1.36%
Corporate	2,101	0.54%	2,681	0.81%
International	65	0.02%	246	0.07%
	6,387	1.65%	7,417	2.24%
Total debt securities	348,302	90.15%	291,516	88.14%

Equity securities, at fair value:	38,086	9.85%	39,247	11.86%
Total investments	$386,388	100.00%	$330,763	100.00%

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the realized gains (losses) for debt and equity securities for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$226	$21,843	$241	$16,413
Equity securities	1,847	4,226	453	1,642
Total realized gains	2,073	26,069	694	18,055

Debt securities	(178)	9,744	(20)	1,627
Equity securities	(769)	3,306	(15)	118
Total realized losses	(947)	13,050	(35)	1,745

Net realized gains on investments	$1,126	$39,119	$659	$19,800

Net realized investment gains totaled $1.1 million for the three months ended September 30, 2015, compared with $0.7 million during the three months ended September 30, 2014. From time to time, our asset managers, at their discretion, make periodic sales from the portfolio and during the three months ended September 30, 2015, the majority of the realized gains were from equity sales.

Total investments increased $55.6 million, or 16.8%, to $386.4 million as of September 30, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of September 30, 2015 and December 31, 2014.

We did not hold any trading investment securities during the nine months ended September 30, 2015.

The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors.

•	rating downgrade or other credit event (eg., failure to pay interest when due);

•	length of time and the extent to which the fair value has been less than amortized cost;

•	financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology or discontinuance of a business segment;

•	prospects for the issuer’s industry segment;

•	intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery in market value;

•	historical volatility of the fair value of the security;

•	intent to sale the security.

•	Whether it is more likely than not that there would be a requirement to sell the security before its anticipated recovery.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2015, we have charged to operations, realized investment losses of less than $0.1 million. The charges relate to common stock held in diverse industries. During the nine months ended September 30, 2014, in connection with the process, we have not charged operations with investment losses.

As of September 30, 2015 and December 31, 2014, respectively, all of our securities are in good standing and not impaired as defined by FASB issued guidance except as noted above.

As of September 30, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2015, 80% of our debt portfolio was in diverse industries and 20% was in United States government bonds. As of September 30, 2015, approximately 86% of our equity holdings were in equities related to diverse industries and 14% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

As of September 30, 2015 and December 31, 2014, we have classified $6.4 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

The following table shows the realized gains (losses) for debt and equity securities for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(Dollars in Thousands)

Debt securities	$973	$71,869	$533	$38,657
Equity securities	4,189	9,985	4,013	12,595
Total realized gains	5,162	81,854	4,546	51,252

Debt securities	(504)	39,926	(118)	8,333
Equity securities	(915)	3,959	(381)	1,639
Total realized losses	(1,419)	43,885	(499)	9,972

Net realized gains on investments	$3,743	$125,739	$4,047	$61,224

Net realized investment gains totaled $3.7 million for the nine months ended September 30, 2015, compared with $4.0 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the investment committee decided to increase the fixed income asset allocation by directing new invested dollars and reducing our exposure to equities.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the amortized cost, estimated fair value and gross unrealized gains and losses of debt and equity securities at September 30, 2015 and December 31, 2014 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in Thousands)
September 30, 2015
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$64,876	$1,233	$115	$65,994
Obligations of states and political subdivisions	107,211	1,428	42	108,597
Corporate	154,469	1,625	770	155,324
International	12,104	55	159	12,000
	$338,660	$4,341	$1,086	$341,915

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,221	$51	$184	$4,088
Corporate	2,101	25	6	2,120
International	65	-	-	65
	$6,387	$76	$190	$6,273

Equity securities - common stocks	$33,605	$6,391	$1,910	$38,086

December 31, 2014
Debt Securities - Available-For-Sale:
United States government obligations and authorities	$61,376	$1,022	$75	$62,323
Obligations of states and political subdivisions	90,728	956	70	91,614
Corporate	117,778	1,578	332	119,024
International	11,139	53	54	11,138
	$281,021	$3,609	$531	$284,099

Debt Securities - Held-To-Maturity:
United States government obligations and authorities	$4,490	$41	$225	$4,306
Corporate	2,681	31	5	2,707
International	246	1	1	246
	$7,417	$73	$231	$7,259

Equity securities - common stocks	$29,908	$9,836	$497	$39,247

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below reflects our unrealized investment losses by investment class, aged for length of time in a continuous unrealized loss position as of September 30, 2015.

	Unrealized Losses	Less than 12 months	12 months or longer
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$115	$95	$20
Obligations of states and political subdivisions	42	42	-
Corporate	770	740	30
International	159	159	-
	1,086	1,036	50
Equity securities:
Common stocks	1,910	1,881	29

Total debt and equity securities	$2,996	$2,917	$79

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

Below is a summary of debt securities at September 30, 2015 and December 31, 2014, by contractual or expected maturity periods. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in Thousands)

Due in one year or less	$19,635	$19,659	$16,777	$16,797
Due after one through five years	188,397	190,047	173,236	174,273
Due after five through ten years	136,989	138,449	98,404	100,259
Due after ten years	26	33	26	33

Total	$345,047	$348,188	$288,443	$291,362

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

United States Treasury notes with a book value of$60,674 and $2,204,798, maturing in 2016 and 2022, and a statutory deposit held in trust with a book value of $0.3 million, were on deposit with the Florida OIR as of September 30, 2015, as required by law for FNIC and MNIC, respectively, and are included with other investments held until maturity.

United States Treasury notes with a book value of $61,465 and $2,208,588, maturing in 2016 and 2022, respectively, were on deposit with the Florida OIR as of December 31, 2014, as required by law for FNIC, and are included with other investments held until maturity.

The table below sets forth investment results for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Interest on debt securities	$1,755	$1,328
Dividends on equity securities	147	121
Interest on cash and cash equivalents	5	1

Total investment income	$1,907	$1,450

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the three months ended September 30, 2015 and 2014, were approximately $42.5 million and $21.8 million, respectively.

The table below sets forth investment results for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)

Interest on debt securities	$4,713	$3,432
Dividends on equity securities	381	324
Interest on cash and cash equivalents	60	2

Total investment income	$5,154	$3,758

Proceeds from sales, pay downs and maturities of debt securities and proceeds from sales of equity securities during the nine months ended September 30, 2015 and 2014, were approximately $134.9 million and $65.9 million, respectively.

The table below sets forth a summary of net realized investment gains during the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Net realized gains
Debt securities	$48	$221
Equity securities	1,078	438

Total	$1,126	$659

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below sets forth a summary of net realized investment gains during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Net realized gains
Debt securities	$469	$415
Equity securities	3,274	3,632

Total	$3,743	$4,047

The table below sets forth a summary of net unrealized investment gains as of September 30, 2015 and December 31, 2014.

	Unrealized Gains
	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Net unrealized gains
Debt securities	$3,255	$3,078
Equity securities	4,481	9,339

Total	$7,736	$12,417

(7)	Fair Value Disclosure

Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are carried at fair value are classified and disclosed in one of the following categories:

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets measured at fair value on a recurring basis as of September 30, 2015, presented in accordance with this guidance, are as follows.

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$40,833	$25,161	$-	$65,994
Obligations of states and political subdivisions	-	108,597	-	108,597
Corporate	-	155,324	-	155,324
International	-	12,000	-	12,000
	40,833	301,082	-	341,915

Equity securities:
Common stocks	38,086	-	-	38,086
	38,086	-	-	38,086

Total debt and equity securities	$78,919	$301,082	$-	$380,001

Assets measured at fair value on a recurring basis as of December 31, 2014, presented in accordance with this guidance, are as follows.

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$46,002	$16,321	$-	$62,323
Obligations of states and political subdivisions	-	91,614	-	91,614
Corporate	-	119,024	-	119,024
International	-	11,138	-	11,138
	46,002	238,097	-	284,099

Equity securities:
Common stocks	39,247	-	-	39,247
	39,247	-	-	39,247

Total debt and equity securities	$85,249	$238,097	$-	$323,346

(8)	Reinsurance Agreements

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
(Unaudited)

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
(Unaudited)

The estimated cost to the Company for the excess of loss reinsurance products for the 2015–2016 hurricane season, inclusive of approximately $44.83 million payable to the FHCF and the prepaid automatic premium reinstatement protection, is approximately $149.37 million.

Included in this year’s program are two quota share treaties that are similar in terms; one for 30% entered into in 2014, and one for 10% which became effective July 1, 2015. This is the second year of a two-year term for the 30% quota share treaty and the first year of a two-year term for the new 10% quota share treaty. For the 2015 – 2016 Catastrophic wind season only, both treaties combined provide a 40% quota share reinsurance treaty on the first $100 million of covered losses for the Company’s in-force new and renewal homeowners’ insurance program in the State of Florida.

The original two-year quota share reinsurance treaty provides 30% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 30% of $100 million per year. The new two-year quota share reinsurance treaty provides 10% of $200 million of aggregate catastrophe coverage per year with maximum single event coverage of 10% of $100 million per year. The projected cost of the quota share treaties are $8.5 million for the 30% treaty and $2.8 million for the 10% treaty, both of which are included in the $149.4 million amount referenced above.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(Unaudited)

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Annually, the cost and amounts of reinsurance are based on management's analysis of FNIC's exposure to catastrophic risk as of June 30 and estimated to September 30. Our data is then subjected to actual exposure level analysis as of September 30. This analysis of our exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in limits and reinsurance premiums as a result of the reconciliation of estimated to actual exposure level. The September 30, 2015 change to total insured value and reinsurance premiums was zero.

To date, we have made no claims asserted against our reinsurers in connection with the 2015–2016 and 2014–2015 excess of loss and FHCF treaties.

The quota share retrocessionaire reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $4.0 million and $4.9 million, respectively, as of September 30, 2015 and December 31, 2014.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually.

(9)	Unpaid losses and LAE

The liability for unpaid losses and LAE is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and Incurred but Not Yet Reported (“IBNR”).

Activity in the liability for unpaid losses and LAE is summarized as follows.

	Period Ending
	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Balance at January 1	$78,330	$61,016
Less reinsurance recoverables	(12,534)	(2,742)
Net balance at January 1	$65,796	$58,274

Incurred related to
Current year	$73,895	$79,932
Prior years	1,615	1,104
Total incurred	$75,510	$81,036

Paid related to
Current year	$30,739	$42,391
Prior years	27,243	31,123
Total paid	$57,982	$73,514

Net balance at period end	$83,324	$65,796
Plus reinsurance recoverables	8,349	12,534
Balance as of period end	$91,673	$78,330

We believe that the liability for unpaid losses and LAE is adequate to cover all claims and related expenses that may arise from incidents reported.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our review of the liability for losses and LAE includes a re-evaluation of the adequacy of reserve levels for prior year’s claims. We increased the liability for losses and LAE for claims occurring in prior years by $1.6 million during the nine months ended September 30, 2015. We increased the liability for losses and LAE for claims occurring in prior years by $1.1 million during the year ended December 31, 2014.

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

(10)	Stock Compensation Plans

We implemented a stock option plan in 2002 (the “2002 Plan”), which expired in April 2012. Under this plan, we were authorized to grant options to purchase up to 1,800,000 common shares, and as of September 30, 2015 and December 31, 2014, we had outstanding exercisable options to purchase 185,150 and 219,285 shares, respectively.

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
(Unaudited)

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

Activity in our stock option and incentive plans for the period from January 1, 2013 to September 30, 2015 is as follows.

	1998 Plan		2002 Plan		2012 Plan
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Fair Market Value at Grant
Outstanding at January 1, 2013	78,500	$12.73	702,597	$5.17	-	$-
Granted	-	$-	-	$-	250,000	$5.54
Exercised	(500)	$8.67	(165,577)	$7.15	-	$-
Cancelled	(75,000)	$12.92	(13,499)	$5.41	(500)	$5.54
Outstanding at January 1, 2014	3,000	$8.67	523,521	$4.54	249,500	$5.54
Granted	-	$-	-	$-	268,648	$5.54
Exercised	(3,000)	$8.67	(299,735)	$5.10	(68,988)	$-
Cancelled	-	$-	(4,501)	$3.49	(1,359)	$5.54
Outstanding at January 1, 2015	-	$8.67	219,285	$3.79	447,801	$5.54
Granted	-	$-	-	$-	116,140	$26.81
Exercised	-	$-	(34,135)	$3.81	(135,134)	$16.03
Cancelled	-	$-	-	$-	-	$-
Outstanding at September 30, 2015	-	$-	185,150	$3.79	428,807	$14.57

Options outstanding as of September 30, 2015 are exercisable as follows.

	2002 Plan
Options Exercisable at:	Number of Shares	Weighted Average Option Exercise Price

September 30, 2015	184,150	$3.79
December 31, 2015	1,000	$3.79
December 31, 2016	-	$3.79
December 31, 2017	-	$3.79
December 31, 2018	-	$3.79
December 31, 2019	-	$3.79
Thereafter	-	$3.79
Total options exercisable	185,150

Upon the exercise of options, the Company issues authorized shares.

Index
Federated National Holding Company
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summary information about the Company’s stock option plans at September 30, 2015 is as follows.

	Range of Exercise Price	Outstanding at September 30, 2015	Weighted Average Contractual Periods in Years	Weighted Average Exercise Price	Exercisable at September 30, 2015
2002 Plan	$2.45 - $4.40	185,150	5.86	$3.79	184,150

(11)	Earnings per Share

Basic EPS is computed by dividing net income attributable to Federated National Holding Company common stockholders by the weighted average number of common shares outstanding during the period presented. Diluted EPS is computed by dividing net income attributable to Federated National Holding Company common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period presented. The following table illustrates our computations of basic and diluted net income per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in Thousands, Except Per Share Figures)

Net income attributable to Federated National Holding Company common stockholders	$10,593	$7,227	$31,611	$27,204
Weighted average number of common shares outstanding - basic	13,749	12,625	13,710	11,563
Net income per share - basic	$0.77	$0.57	$2.31	$2.35

Weighted average number of common shares outstanding - basic	13,749	12,625	13,710	11,563
Dilutive effect of stock compensation plans	228	332	268	371
Weighted average number of common shares outstanding - diluted	13,977	12,957	13,978	11,934
Net income per share - diluted	$0.76	$0.56	$2.26	$2.28

(12)	Stockholders’ Equity

Capital Stock

The Company’s authorized capital consists of 1,000,000 shares of preferred stock, par value $0.01 per share, and 25,000,000 shares of common stock, par value $0.01 per share. As of September 30, 2015, there were no preferred shares issued or outstanding and there were 13,773,130 shares of common stock outstanding.

(13)	Subsequent Events

We have evaluated all subsequent events or transactions for potential recognition or disclosure that occurred after the balance sheet date through the date on which the financial statement were issued.

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

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015 (“Form 10-Q”) or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates, assumptions and projections relating to unpaid losses and loss adjustment expenses (“LAE”) and other accounting policies, losses from the nine hurricanes that occurred in fiscal years 2005 and 2004 and in other estimates, assumptions and projections contained in this Form 10-Q; inflation and other changes in economic conditions (including changes in interest rates and financial markets); the impact of new regulations adopted in Florida which affect the property and casualty insurance market; the costs of reinsurance, assessments charged by various governmental agencies; pricing competition and other initiatives by competitors; our ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; the outcome of various litigation matters pending against us, including the terms of any settlements; risks related to the nature of our business; dependence on investment income and the composition of our investment portfolio; the adequacy of our liability for loss and loss adjustment expense; insurance agents; claims experience; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by us in this report, and in our other filings with the SEC, including the Company’s Form 10-K.

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

Index
Federated National Holding Company

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”) and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders. Through contractual relationships with a network of approximately 3,900 independent agents, of which approximately 2,500 actively sell and service our products. FNIC operates in several states authorized to write various lines of business.

The table below reflects the states and lines of business that FNIC operates in as of September 30, 2015.

	Fire	Allied Lines	Private Passenger Automobile	Homeowners' Multiperil	Commercial General Liability

Florida (Domestic)	a	a	a	a	a
Alabama	d	d	d	a	c
Georgia	-	-	a	-	c
Louisiana	-	-	-	a	c
South Carolina	-	-	-	b	-
Texas	-	-	a	b	c

	a	Ongoing operations for more than one year
	b	Ongoing operations for less than one year
	c	Working with state to discontinue line of authority
	d	Licensed, but no current operations

Non-Florida commercial general liability operations have not been material to the Company’s overall operations. Although FNIC has underwritten commercial general liability insurance in those states, the Company has decided to wind-down its commercial general liability operations in Alabama, Georgia, Louisiana and Texas ultimately resulting in no new premium for this particular line of business. FNIC continues to underwrite commercial general liability operations in Florida.

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

On October 20, 2015, the Florida Office of Insurance Regulation (the “Florida OIR”) approved the filing made by FNIC to comply with the cease and desist order dated May 19, 2015 to enable the Florida OIR to review and approve FNIC’s analytic models. On October 21, 2015, the Florida OIR rescinded the cease and desist order based upon its approval of the Company’s filing.

Pending approval of its underwriting analytics, FNIC used its current filed and approved rule-based underwriting to manage all new and existing business since early June 2015.  Prior to this change, the average weekly new premium written was approximately $3.3 million.  Since discontinuing the use of the underwriting analytics, the average weekly new premium written during the next seven weeks increased to $4.9 million, a 48% increase. Since that peak, the average written premium returned to an anticipated $3.3 million level.  The Company does not believe that the additional written premium will have a material impact on the Company’s results of operations.

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

Index
Federated National Holding Company

Organization of Monarch National Insurance Company

The Company has entered into a joint venture to organize Monarch National Insurance Company (“MNIC”), which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida OIR on March 19, 2015. The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., f/k/a C.A. Bancorp Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds have each invested $14.0 million in Monarch Delaware Holdings LLC (“Monarch Delaware”), the indirect parent company of MNIC, for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe has invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and has advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

In connection with the organization of MNIC, the parties entered into the following agreements dated as of March 17, 2015:

•	MNIC entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	MNIC, MNHC and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that MNIC deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (the “Monarch LLC Agreement”) provides that Monarch Delaware is managed by a seven-member Board of Managers, three of whom have been designated by the Company, three of whom have been designated by Crosswinds, and one who will be jointly selected by the Company and Crosswinds. The Company’s designees are Michael H. Braun, the Company’s President and Chief Executive Officer and a director of the Company; Peter J. Prygelski, III, the Company’s Chief Financial Officer and a director of the Company; and Jenifer G. Kimbrough, a director of the Company. Crosswinds’ designees are Colin E. King, Robert T. Wolf, and Charles S. Duncker. The Company and Crosswinds have agreed to identify the seventh member of the Board of Managers within six months.

•	The Monarch LLC Agreement provides that certain material transactions must be approved by a supermajority of the managers, including a termination, amendment or non-renewal of the Monarch MGA Agreement or the Monarch Investment Agreement. The Company will be entitled to receive a termination fee equal to the aggregate fees paid under the Monarch MGA Agreement for the 12 calendar months prior to the date of termination, if the Monarch MGA Agreement is terminated other than for cause. The Monarch LLC Agreement also provides the members with certain redemption, tag-along, drag-along and buy-sell rights. In addition, the Monarch LLC Agreement provides the Company and Crosswinds with the right, for 24 months from the closing date, to participate in certain other transactions relating to the formation or acquisition of homeowners’ property and casualty insurers undertaken by the other.

Index
Federated National Holding Company

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Our Subsidiaries

During the three months ended September 30, 2015, 91.6%, 2.6%, 3.8% and 2.0% of the premiums we underwrote were for homeowners’, commercial general liability, automobile insurance, and federal flood, respectively. During the three months ended September 30, 2015, $28.6 million or 24.1% of the $118.9 million of the homeowners’ premiums we underwrote were produced under Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $9.6 million increased homeowners’ premiums we underwrote under ISA represents 27.0% of the $35.6 million increased total homeowners’ premiums we underwrote during the three months ended September 30, 2015. During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the three months ended September 30, 2014, 90.5%, 3.4%, 2.5% and 3.6% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

During the nine months ended September 30, 2015, 92.3%, 3.0%, 2.9% and 1.8% of the premiums we underwrote were for homeowners’, commercial general liability, automobile insurance, and federal flood, respectively. During the nine months ended September 30, 2015, $75.7 million or 22.2% of the $340.2 million of the homeowners’ premiums we underwrote were produced under ISA. The $26.3 million increased homeowners’ premiums we underwrote under ISA represents 31.2% of the $84.3 million increased total homeowners’ premiums we underwrote during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013. During the nine months ended September 30, 2014, 91.2%, 3.4%, 2.2% and 3.2% of the premiums we underwrote were for homeowners’, commercial general liability, federal flood, and automobile insurance, respectively.

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

FNU, a wholly owned subsidiary of the Company, acts as FNIC’s and MNIC’s exclusive managing general agent and is also licensed as a managing general agent in the States of Florida, Alabama, Georgia, Louisiana, Mississippi, Nevada, South Carolina and Texas. FNU is an appointed Lloyds of London coverholder to write homeowners’ multi peril insurance in Florida on an excess and surplus lines basis and has contracted with other unaffiliated insurance companies to sell personal umbrella coverage through FNU’s existing network of agents. Operations for Lloyds of London commenced in the third quarter of this year.

FNU earns commissions and fees for providing policy administration, marketing, accounting and analytical services, and for participating in the negotiation of reinsurance contracts. FNU earns a per policy fee which ranges from $25 to $55 and a commission fee from its affiliate, FNIC and MNIC, which totaled 4% during the three months ended September 30, 2015. The Florida OIR periodically reviews our managing general agent’s fee structure to ensure that it is neither excessive nor inadequate to operate.

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

Insure-Link, Inc. (“Insure-Link”) is our independent insurance agency. The insurance agency markets direct to the public to provide a variety of insurance products and services to individual clients, as well as business clients, by offering a full line of insurance products including, but not limited to, homeowners’, flood, personal and commercial automobile, commercial general liability, workers’ compensation, boat and recreational vehicle and personal articles and jewelry insurance through their agency appointments with over one hundred different carrier relationships.

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

In Florida, more than 50 companies compete with us in the homeowners’ insurance market. Three of our larger competitors are Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and St. Johns Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2015, compared with those disclosed in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014, other than that described in Note 3(E) Adjustments of this report.

Index
Federated National Holding Company

Analysis of Financial Condition
As of September 30, 2015 Compared with December 31, 2014

Our recent investment in Monarch Delaware has impacted our consolidated balance sheet at September 30, 2015 by inclusion of Monarch Delaware’s asset and liability line items and recognition of the non-controlling interest within shareholders’ equity.

Total Investments

The following table summarizes, by type, our investments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at fair value:
United States government obligations and authorities	$65,994	17.08%	$62,323	18.84%
Obligations of states and political subdivisions	108,597	28.11%	91,614	27.70%
Corporate	155,324	40.20%	119,024	35.99%
International	12,000	3.11%	11,138	3.37%
	341,915	88.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,221	1.09%	4,490	1.36%
Corporate	2,101	0.54%	2,681	0.81%
International	65	0.02%	246	0.07%
	6,387	1.65%	7,417	2.24%
Total debt securities	348,302	90.15%	291,516	88.14%

Equity securities, at fair value:	38,086	9.85%	39,247	11.86%
Total investments	$386,388	100.00%	$330,763	100.00%

As of September 30, 2015 and December 31, 2014, our investments consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. As of September 30, 2015, 80% of our debt portfolio was in diverse industries and 20% was in United States government bonds. As of September 30, 2015, approximately 86% of our equity holdings were in equities related to diverse industries and 14% were in mutual funds. As of December 31, 2014, 77% of our debt portfolio was in diverse industries and 23% is in United States government bonds. As of December 31, 2014, approximately 88% of our equity holdings were in equities related to diverse industries and 12% were in mutual funds.

As of September 30, 2015 and December 31, 2014, we have classified $6.4 million and $7.4 million, respectively, of our bond portfolio as held-to-maturity. We classify bonds as held-to-maturity to support securitization of credit requirements.

Total investments increased $55.6 million, or 16.8%, to $386.4 million as of September 30, 2015, compared with $330.8 million as of December 31, 2014.

The debt and equity securities that are available-for-sale and carried at fair value represent 98% of total investments as of September 30, 2015 and December 31, 2014.

We did not hold any trading investment securities during the nine months ended September 30, 2015.

The Company’s policy for the valuation of temporarily impaired securities is to determine impairment based on the analysis of the following factors.

•	rating downgrade or other credit event (eg., failure to pay interest when due);

Index
Federated National Holding Company

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

The Company records the unrealized losses, net of estimated income taxes that are associated with that part of our portfolio classified as available-for-sale through the shareholders' equity account titled “Other Comprehensive Income”. Management periodically reviews the individual investments that comprise our portfolio in order to determine whether a decline in fair value below our cost either is other-than temporarily or permanently impaired based on the above factors.

During the nine months ended September 30, 2015, we have charged to operations, realized investment losses of less than $0.1 million. The charges relate to common stock held in diverse industries. During the nine months ended September 30, 2014, in connection with the process, we have not charged operations with investment losses.

Below is a summary of net unrealized gains (losses) as of September 30, 2015 and December 31, 2014, by category.

	Unrealized Gains (Losses)
	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Debt securities:
United States government obligations and authorities	$1,119	$945
Obligations of states and political subdivisions	1,386	886
Corporate	855	1,249
International	(105)	(1)
	3,255	3,079

Equity securities:
Common stocks	4,481	9,338

Total debt and equity securities	$7,736	$12,417

The net unrealized gain of $7.7 million is inclusive of $0.4 million of unrealized losses; $0.3 million of unrealized losses are from debt securities and less than $0.1 million of unrealized losses are from equity securities.

The $0.3 million of unrealized losses from debt securities consisted primarily of corporate bonds held in various industries, municipal bonds and United States government bonds. The Company does not expect to settle at prices less than the amortized cost basis. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 because we neither currently intend to sell these investments nor consider it likely that we will be required to sell these investments before recovery of the amortized cost basis.

The less than $0.1 million of unrealized losses from equity securities are from common stocks and mutual funds held in diverse industries as of September 30, 2015. The Company evaluated the near-term prospects in relation to the severity and duration of the impairment. Based on this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Index
Federated National Holding Company

Cash and Short-Term Investments

Cash and short-term investments, which include cash, certificates of deposits, and money market accounts, increased $36.0 million, or 89.7%, to $76.2 million as of September 30, 2015, compared with $40.2 million as of December 31, 2014. The change is due primarily to our gross written premium, which increased by $88.1 million, or 31.4%, to $368.6 million for the nine months ended September 30, 2015, compared with $280.5 million for the nine months ended September 30, 2014. The increased homeowners’ gross written premium generated additional cash available for investment, of which approximately $29.0 million was transferred to the investment accounts during the nine months ended September 30, 2015 and the remainder of cash is for a planned reinsurance payment.

Prepaid Reinsurance Premiums

Prepaid reinsurance premiums increased $41.0 million, or 75.2%, to $95.5 million as of September 30, 2015, compared with the $54.5 million as of December 31, 2014 The change is due to payments to reinsurers, offset by the amortization of prepaid reinsurance premiums. We believe concentrations of credit risk associated with our prepaid reinsurance premiums are not significant. As noted on page 14 under footnote E, Adjustments, there were quota share accounting changes consistent with ASC 944 whereby certain balance sheet line items were reclassed. As a result, $14 million from the formerly reported line item, Contingent quota-share profit sharing is now being reported here.

Premiums Receivable, Net of Allowance for Credit Losses

Premiums receivable, net of allowance for credit losses, increased $7.6 million, or 28.1%, to $34.9 million as of September 30, 2015, compared with $27.3 million as of December 31, 2014.

Our homeowners’ insurance premiums receivable increased $6.6 million, or 29.7%, to $29.0 million as of September 30, 2015, compared with $22.4 million as of December 31, 2014. Our commercial general liability insurance premiums receivable increased less than $0.1 million, or 18.5%, to $0.3 million as of September 30, 2015, compared with $0.2 million as of December 31, 2014. Our automobile insurance premiums receivable increased $1.1 million, or 23.5%, to $5.9 million as of September 30, 2015, compared with $4.8 million as of December 31, 2014. Our allowance for credit losses decreased $0.2 million, or 110.9%, to $0.3 million as of September 30, 2015, compared with nothing as of December 31, 2014.

Reinsurance Recoverable, Net

Reinsurance recoverable, net, decreased $4.2 million, or 33.4%, to $8.3 million as of September 30, 2015, compared with $12.5 million as of December 31, 2014. The change is due to the payment patterns by our reinsurers, as influenced by the diminishing catastrophe related claims. All amounts are current and deemed collectable. We believe concentrations of credit risk associated with our reinsurance recoverables, net, are not significant. As noted on page 14 under footnote E, Adjustments, there were quota share accounting changes consistent with ASC 944 whereby certain balance sheet line items were reclassed. As a result, $7 million from the formerly reported line item, Deferred quota-share profit sharing is now being reported here.

Deferred Policy Acquisition Costs (“DPAC”)

DPAC decreased $0.1 million, or 0.6%, to $13.5 million as of September 30, 2015, compared with $13.6 million as of December 31, 2014. The change reflects in part the deferral of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned associated with our increased unearned premium. As noted on page 14 under footnote E, Adjustments, there were quota share accounting changes consistent with ASC 944 whereby certain balance sheet line items were reclassed.

Income Taxes Receivable

Income taxes receivable totaled $5.8 million as of September 30, 2015, compared with $1.8 million as of December 31, 2014.The change is due to estimated tax payments made in excess of the related accrued liability.

Property, Plant and Equipment, Net

Property, plant and equipment, net increased $1.1 million, or 57.4%, to $2.8 million as of September 30, 2015, compared with $1.7 million as of December 31, 2014.

Index
Federated National Holding Company

Other Assets

Other assets increased $3.8 million, or 51.7%, to $11.0 million as of September 30, 2015, compared with $7.2 million as of December 31, 2014. Major components of other assets are shown in the following table. The accrued interest income receivable is primarily investment related and the commission receivable is primarily related to the commission income sharing agreement with our reinsurance intermediary.

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)

Accrued interest income receivable	$3,095	$2,600
Commission receivable	6,284	2,077
Deposits	122	281
Prepaid expenses	1,065	1,496
Receivable for investments sold	-	31
Other	407	746
Total	$10,973	$7,231

Contingent Quota-Share Profit Sharing

Contingent quota-share profit sharing totaled nothing as of September 30, 2015, compared with $14.0 million as of December 31, 2014. As noted above on page 42 under Prepaid Reinsurance Premiums, and again on page 14 under footnote E, Adjustments, there were quota share accounting changes consistent with ASC 944 whereby certain balance sheet line items were reclassed. As a result, $14 million previously reported here was reclassed to the aforementioned prepaid reinsurance premiums line item.

Unpaid Losses and LAE

Unpaid losses and LAE increased $13.4 million, or 17.0%, to $91.7 million as of September 30, 2015, compared with $78.3 million as of December 31, 2014.

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$26,684	$32,675	$59,359	$14,223	$35,192	$49,415
Commercial General Liability	5,026	14,467	19,493	5,646	12,505	18,151
Automobile	3,879	8,942	12,821	3,672	7,092	10,764
Total	$35,589	$56,084	$91,673	$23,541	$54,789	$78,330

Please see “Results of Operations - Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014 - Losses and LAE” for a description of the factors that affect unpaid losses and LAE.

Unearned Premium

Unearned premiums increased $58.0 million, or 30.1%, to $250.4 million as of September 30, 2015, compared with $192.4 million as of December 31, 2014. The change was due to a $54.0 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood insurance premiums, a $1.1 million increase in unearned commercial general liability premiums and a $2.2 million increase in unearned automobile premiums. Generally, as is in this case, an increase in unearned premium directly relates to an increase in written premium on a rolling twelve-month basis.

Debt

Debt totaled$5.0 million as of September 30, 2015, compared with nothing as of December 31, 2014, reflecting the $5.0 million loan to MNHC from TransRe.

Index
Federated National Holding Company

Premium Deposits and Customer Credit Balances

Premium deposits and customer credit balances increased $3.9 million, or 52.6%, to $11.3 million as of September 30, 2015, compared with $7.4 million as of December 31, 2014. Premium deposits are monies received on policies not yet in-force, the change of which is due to the increase in gross written premiums during this same period.

Deferred Income Taxes, Net

Deferred income taxes, net, increased $3.5 million to a net liability balance of $4.8 million as of September 30, 2015, compared with $1.3 million as of December 31, 2014. Deferred income taxes, net, is comprised of approximately $10.4 million and $9.7 million of deferred tax assets, net of approximately $15.2 million and $11.0 million of deferred tax liabilities as of September 30, 2015 and December 31, 2014.

Claims Payments Outstanding

Claims payments outstanding increased $3.1 million, or 30.7%, to $13.3 million as of September 30, 2015, compared with $10.2 million as of December 31, 2014.The claims payments outstanding relate primarily to losses and LAE disbursements paid but not presented for payment by the policyholder or vendor. The change relates to the timing of presentation of claims checks to the issuing bank.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses increased $5.5 million, or 50.2%, to $16.4 million as of September 30, 2015, compared with $10.9 million as of December 31, 2014. The change is due to increases in the recognition of employment bonuses, premium taxes and commissions.

Deferred Quota-Share Profit Sharing

Deferred quota-share profit sharing totaled nothing as of September 30, 2015, compared with $10.5 million as of December 31, 2014. As noted above on page 42 under Reinsurance Recoverable, net, and again on page 14 under footnote E, Adjustments, there were quota share accounting changes consistent with ASC 944 whereby certain balance sheet line items were reclassed. As a result, $7 million previously reported here was reclassed to the aforementioned reinsurance recoverable, net line item.

Results of Operations
Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Our recent investment in MNHC has impacted our consolidated statement of operations for the three months ended September 30, 2015 by inclusion of MNHC’S revenue and expense line items and recognition of the non-controlling interest when computing net income attributable to FNHC common stockholders.

Gross Premiums Written

Gross premiums written increased $37.8 million, or 41.1%, to $129.8 million for the three months ended September 30, 2015, compared with $92.0 million for the three months ended September 30, 2014. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2015 period is primarily due to both the increase in the sale of homeowners’ policies and, as noted on page 9, to the transition from using analytic models to our approved rule-based underwriting. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Three Months Ended September 30,
	2015		2014
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$118,929	91.60%	$83,280	90.49%
Commercial General Liability	3,391	2.61%	3,161	3.43%
Federal Flood	2,529	1.95%	2,299	2.50%
Automobile	4,991	3.84%	3,292	3.58%
Gross written premiums	$129,840	100.00%	$92,032	100.00%

Index
Federated National Holding Company

The increase in the sale of homeowners’ policies by $35.6 million, or 42.8%, to $118.9 million for the three months ended September 30, 2015, compared with $83.3 million for the three months ended September 30, 2014, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. As noted on page 9, the increase in gross premiums written can be partially attributed to the transition from using analytic models to our approved rule-based underwriting. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2015, 74.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $414.1 million (a 50.2% reduction of in-force premium), while 76.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $312.8 million, (a 50.1% reduction of in-force premium), as of September 30, 2014.

During the three months ended September 30, 2015, $28.6 million or 24.1% of the $118.9 million of the homeowners’ premiums we underwrote were produced under ISA, an affiliate of Allstate Insurance Company, that grants Allstate agents the authority to offer certain FNIC products. The $9.6 million increased homeowners’ premiums we underwrote under ISA represents 27.0% of the $35.6 million increased total homeowners’ premiums we underwrote during the three months ended September 30, 2015. During the three months ended September 30, 2014, $19.0 million or 22.8% of the $83.3 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013.

During the three months ended September 30, 2015 and 2014, the change to the cumulative wind mitigation credits afforded our policyholders totaled $56.8 million and $22.8 million, respectively. These premium discounts have had a significant effect on both written and earned premium. Wind mitigation credits are 50.2% of the pre-credit premium, or $824.8 million, as of September 30, 2015, as compared with 50.1% of the pre-credit premium, or $624.4 million, as of September 30, 2014. Our number of in-force homeowners’ policies increased by approximately 19,300 or 9.1%, to approximately 231,800 as of September 30, 2015, compared with approximately 212,500 as of June 30, 2015.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $0.2 million, or 7.3%, to $3.4 million for the three months ended September 30, 2015, compared with $3.2 million for the three months ended September 30, 2014.

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Three Months Ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$6	0.19%	$35	1.11%
Florida	3,370	99.37%	2,842	89.91%
Georgia	-	0.00%	7	0.22%
Louisiana	8	0.23%	36	1.14%
Texas	7	0.21%	241	7.62%
Total	$3,391	100.00%	$3,161	100.00%

The Company’s sale of auto insurance policies increased $1.7 million, or 51.6%, to $5.0 million for the three months ended September 30, 2015, compared with$3.3 million for the three months ended September 30, 2014.

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

Index
Federated National Holding Company

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

Gross Premiums Ceded

Gross premiums ceded decreased $9.3 million, or 7.2%, to $120.0 million for the three months ended September 30, 2015, compared with $129.3 million for the three months ended September 30, 2014. The change was due to a $11.2 million decrease in homeowners’, a less than $0.1 million increase in commercial general liability, a $0.2 million increase in flood and a $1.6 million increase in automobile.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $70.0 million for the three months ended September 30, 2015, compared with $80.0 million for the three months ended September 30, 2014. The decreased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $17.6 million for the three months ended September 30, 2015, compared with $8.2 million for the three months ended September 30, 2014. The increased charge to written premium was due to a $14.9 million increase in unearned homeowners’ insurance premiums, a $0.6 million increase in unearned flood premiums, a $0.1 million decrease in unearned commercial general liability premiums and a $2.2 million increase in unearned automobile insurance premiums during the three months ended September 30, 2015. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Net Premiums Earned

Net premiums earned increased $27.8 million, or 80.4%, to $62.3 million for the three months ended September 30, 2015, compared with $34.5 million for the three months ended September 30, 2014.

The following table denotes net premiums earned by product line.

	Three Months Ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$58,352	93.68%	$30,907	89.54%
Commercial General Liability	3,307	5.31%	2,787	8.07%
Automobile	627	1.01%	824	2.39%
Net premiums earned	$62,286	100.00%	$34,518	100.00%

The $27.4 million increase in homeowners’ net premiums earned is due to a $35.6 million increase in gross written premium as discussed, a $11.2 million decrease in gross premiums ceded and a $19.4 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.5 million increase in commercial general liability net premiums earned is a result of a $0.2 million increase in gross written premium, a less than $0.1 million increase in gross premiums ceded and a $0.4 million increase in the net change to prepaid reinsurance premiums and unearned premium.

The $0.1 million decrease in automobile net premiums earned is a result of a $1.7 million increase in gross written premium as discussed, a $1.6 million increase in gross premiums ceded and a $0.2 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

Index
Federated National Holding Company

Commission Income

Commission income increased $0.7 million, or 58.9%, to $1.9 million for the three months ended September 30, 2015, compared with $1.2 million for the three months ended September 30, 2014. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue remained unchanged at$0.4 million for the three months ended September 30, 2015 and 2014. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $0.6 million, or 24.3%, to $2.8 million for the three months ended September 30, 2015, compared with $2.2 million for the three months ended September 30, 2014.The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $0.5 million, or 31.5%, to $1.9 million for the three months ended September 30, 2015, compared with $1.4 million for the three months ended September 30, 2014.

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.6% and 2.7%, respectively, for the three months ended September 30, 2015. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.2% and 2.5%, respectively, for the three months ended September 30, 2014.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.7% and 2.8%,respectively, for the three months ended September 30, 2015. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.3% and 2.6%, respectively, for the three months ended September 30, 2014.

See also “Analysis of Financial Condition as of September 30, 2015 Compared with December 31, 2014 – Investments” for a further discussion on our investment portfolio.

Index
Federated National Holding Company

Net Realized Investment Gains

Net realized investment gains totaled $1.1 million for the three months ended September 30, 2015, compared with $0.7 million during the three months ended September 30, 2014.

The table below depicts the net realized investment gains (losses) by investment category during the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Realized gains:
Debt securities	$226	$241
Equity securities	1,847	453
Total realized gains	2,073	694

Realized losses:
Debt securities	(178)	(20)
Equity securities	(769)	(15)
Total realized losses	(947)	(35)
Net realized gains on investments	$1,126	$659

Other Income

Other income increased to $2.2 million for the three months ended September 30, 2015, compared with$1.0 million for the three months ended September 30, 2014. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing

Quota-share profit sharing totaled nothing for the three months ended September 30, 2015, compared with $1.7 million for the three months ended September 30, 2014.

In conjunction with our third quarter 2015 analysis of actual experience to date under the July 1, 2014 quota share reinsurance contract, we re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions. As a result of this re-evaluation, we have concluded reinsurance contracts which have retrospective rating provisions should be accounted for under Accounting Standards Codification 944, Financial Services — Insurance (“ASC 944”), where amounts due to (from) the assuming companies are accrued based on estimated contract experience to date as though the contracts were terminated. The adjustment to the accounting treatment related to reinsurance contracts with retrospective rated provisions resulted in the following changes:

(a)	We eliminated recording of future estimated quota share profits in one line item, “Quota Share Profit Sharing,” in the financial statements.

(b)	Amounts due to (from) the assuming companies have been accrued based on actual contract experience to date as though the contracts were terminated. These accruals impacted the following income statement line items: gross ceded premiums, loss and loss adjustment expenses, and deferred policy acquisition costs.

The adjustments to our accounting for the July 1, 2014 quota share reinsurance contract, inclusive of other adjustments, are not material in any prior quarter or annual period based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 108.

As a result, we recorded these adjustments during the third quarter of 2015. These adjustments increased net income by $2.2 million for the three month period ended on September 30, 2015.

Index
Federated National Holding Company

Additionally, the quota share reinsurance accounting adjustments impacted the following income statement line items for the three month period ended on September 30, 2015:

•	Gross ceded premiums decreased by $10.9 million,

•	Loss and loss adjustment expenses increased by $4.5 million, and

•	Deferred acquisition costs increased by $1.5 million.

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

Losses and LAE increased $13.3 million, or 87.8%, to $28.4 million for the three months ended September 30, 2015, compared with $15.1 million for the three months ended September 30, 2014.The overall change includes a $10.8 million increase in our homeowners’ program, a $2.0 million increase in our commercial general liability program and a $0.5 million increase in connection with our automobile program.

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

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$26,684	$32,675	$59,359	$14,223	$35,192	$49,415
Commercial General Liability	5,026	14,467	19,493	5,646	12,505	18,151
Automobile	3,879	8,942	12,821	3,672	7,092	10,764
Total	$35,589	$56,084	$91,673	$23,541	$54,789	$78,330

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

Index
Federated National Holding Company

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $3.6 million during the three months ended September 30, 2015. This overall change includes a $2.0 million increase in reserves for our homeowners’ program, a $1.3 million increase in reserves for commercial general liability program and a $0.3 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the three months ended September 30, 2015 was 45.6% compared with 43.8% for the same period in 2014.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $5.1 million, or 74.8%, to $11.8 million for the three months ended September 30, 2015, compared with $6.7 million for the three months ended September 30, 2014. The change is due to increases in our SageSure profit sharing agreement, premium taxes, professional service fees, licenses and other such expenses.

Salaries and Wages

Salaries and wages increased $3.9 million, or 97.4%, to $7.9 million for the three months ended September 30, 2015, compared with $4.0 million for the three months ended September 30, 2014. The change is due to the recognition of increased employment bonuses and stock-based compensation associated in part with our increased employment base. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $941,300 during the three months ended September 30, 2015 compared with approximately $367,000 for the three months ended September 30, 2014.

Policy Acquisition Costs

Policy Acquisition Costs increased $1.0 million, or 16.7%, to $6.8 million for the three months ended September 30, 2015, compared with $5.8 million for the three months ended September 30, 2014. The change to policy acquisition costs typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned.

Interest Expense

Interest expense was$0.1 million for the three months ended September 30, 2015, compared with nothing for the three months ended September 30, 2014.

Provision for Income Tax Expense

The provision for income tax expense was $7.1 million for the three months ended September 30, 2015, compared with $4.2 million for the three months ended September 30, 2014. The effective rate for income taxes was 40.02% for the three months ended September 30, 2015, compared with 36.91% for the three months ended September 30, 2014.

Non-Controlling Interest

The benefit to the consolidated statement of operations for non-controlling interest was less than $0.1 million for the three months ended September 30, 2015, compared with nothing for the three months ended September 30, 2014.  Because our interest in Monarch Delaware is approximately 42.4%, our consolidated statement of operations has been adjusted for the other 57.6% non-controlling interest held by our joint-venture partners.

Index
Federated National Holding Company

Net Income Attributable to FNHC Common Stockholders

Net income attributable to FNHC common stockholders increased $3.4 million, or 46.6%, to $10.6 million for the three months ended September 30, 2015, compared with $7.2 million for the three months ended September 30, 2014.

Results of Operations
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Our recent investment in MNHC has impacted our consolidated statement of operations for the nine months ended September 30, 2015 by inclusion of MNHC’S revenue and expense line items and recognition of the non-controlling interest when computing net income attributable to FNHC common stockholders.

Gross Premiums Written

Gross premiums written increased $88.1 million, or 31.4%, to $368.6 million for the nine months ended September 30, 2015, compared with $280.5 million for the nine months ended September 30, 2014. The following table denotes gross premiums written by major product line. The increase in gross premiums written during the 2015 period is primarily due to both the increase in the sale of homeowners’ policies and, as noted on page 9, to the transition from using analytic models to our approved rule-based underwriting. Beginning in 2013, our improved underwriting, risk management and product distribution enabled us to write more policies than in prior years.

	Nine Months Ended September 30,
	2015		2014
		(Dollars in Thousands)
	Amount	Percentage	Amount	Percentage

Homeowners'	$340,205	92.30%	$255,858	91.21%
Commercial General Liability	11,123	3.02%	9,473	3.38%
Federal Flood	6,397	1.74%	6,192	2.21%
Automobile	10,836	2.94%	8,964	3.20%
Gross written premiums	$368,561	100.00%	$280,487	100.00%

The increase in the sale of homeowners’ policies by $84.3 million, or 33.0%, to $340.2 million for the nine months ended September 30, 2015, compared with $255.9 million for the nine months ended September 30, 2014, is gross of reinsurance costs and net of Florida’s mandated homeowners’ wind mitigation discounts. As noted on page 9, the increase in gross premiums written can be partially attributed to the transition from using analytic models to our approved rule-based underwriting. We offer premium discounts for wind mitigation efforts by policyholders, as required by Florida law. As of September 30, 2015, 74.6% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $414.1 million (a 50.2% reduction of in-force premium), while 76.9% of our in-force homeowners’ policyholders were receiving wind mitigation credits totaling approximately $312.8 million, (a 50.1% reduction of in-force premium), as of September 30, 2014.

During the nine months ended September 30, 2015, $75.7 million or 22.2% of the $340.2  million of the homeowners’ premiums we underwrote were produced under ISA. The $26.3 million increased homeowners’ premiums we underwrote under ISA represents 31.2% of the $84.3 million increased total homeowners’ premiums we underwrote during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, $49.4 million or 19.3% of the $255.9 million of the homeowners’ premiums we underwrote were produced under ISA. This network of agents began writing for FNIC in March 2013.

During the nine months ended September 30, 2015 and 2014, the change to the cumulative wind mitigation credits afforded our policyholders totaled $77.5 million and $96.0 million, respectively. Our number of in-force homeowners’ policies increased by approximately 49,200 or 27.0%, to approximately 231,800 as of September 30, 2015, compared with approximately 182,600 as of December 31, 2014.

We are required to report write-your-own flood premiums on a direct and 100% ceded basis.

The Company’s sale of commercial general liability policies increased $1.6 million, or 17.4%, to $11.1 million for the nine months ended September 30, 2015, compared with$9.5 million for the nine months ended September 30, 2014.

Index
Federated National Holding Company

The following table sets forth the amounts and percentages of our gross premiums written in connection with our commercial general liability program by state.

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
	(Dollars in Thousands)
State
Alabama	$121	1.09%	$124	1.31%
Florida	10,475	94.17%	8,730	92.16%
Georgia	59	0.53%	7	0.07%
Louisiana	51	0.46%	82	0.87%
Texas	417	3.75%	530	5.59%
Total	$11,123	100.00%	$9,473	100.00%

The Company’s sale of auto insurance policies increased $1.8 million, or 20.9%, to $10.8 million for the nine months ended September 30, 2015, compared with$9.0 million for the nine months ended September 30, 2014.

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

Gross Premiums Ceded

Gross premiums ceded increased $51.9 million, or 29.0%, to $231.0 million for the nine months ended September 30, 2015, compared with $179.1 million for the nine months ended September 30, 2014. The change was due to a $49.8 million increase in homeowners’, a $0.1 million increase in commercial general liability, a $0.2 million increase in flood and a $1.8 million increase in automobile. Gross premiums ceded relating to our homeowners’ are increased by our 30% and 10% property quota share agreements effective July 1, 2014 and July 1, 2015, respectively, and were also impacted by an additional reinsurance coverage purchased for the 2015-2016 season as compared with the 2014-2015 season.

Increase in Prepaid Reinsurance Premiums

The increase in prepaid reinsurance premiums was $76.8 million for the nine months ended September 30, 2015, compared with $86.9 million for the nine months ended September 30, 2014.The decreased benefit to written premium is associated with the timing of our reinsurance payments measured against the term of the underlying reinsurance policies.

Increase in Unearned Premiums

The increase in unearned premiums was $58.0 million for the nine months ended September 30, 2015, compared with $58.3 million for the nine months ended September 30, 2014. The decreased charge to written premium was due to a $54.0 million increase in unearned homeowners’ insurance premiums, a $0.7 million increase in unearned flood premiums, $1.1 million increase in unearned commercial general liability premiums and a $2.2 million increase in unearned automobile insurance premiums during the nine months ended September 30, 2015. These changes are a result of differences in written premium volume during this period as compared with the same period last year. See “Gross Premiums Written” above.

Index
Federated National Holding Company

Net Premiums Earned

Net premiums earned increased $26.3 million, or 20.3%, to $156.3 million for the nine months ended September 30, 2015, compared with $130.0 million for the nine months ended September 30, 2014.

The following table denotes net premiums earned by product line.

	Nine Months Ended September 30,
	2015		2014
	Amount	Percentage	Amount	Percentage
		(Dollars in Thousands)

Homeowners'	$144,712	92.59%	$119,903	92.26%
Commercial General Liability	9,547	6.11%	7,869	6.06%
Automobile	2,039	1.30%	2,183	1.68%
Net premiums earned	$156,298	100.00%	$129,955	100.00%

The $24.8 million increase in homeowners’ net premiums earned is due to a $84.3 million increase in gross written premium as discussed, a $49.7 million increase in gross premiums ceded and a $9.8 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $1.6 million increase in commercial general liability net premiums earned is a result of a $1.6 million increase in gross written premium, a $0.1 million increase in gross premiums ceded remained and a $0.1 million decrease in the net change to prepaid reinsurance premiums and unearned premium.

The $0.1 million decrease in automobile net premiums earned is a result of a $1.9 million increase in gross written premium as discussed, a $1.8 million increase in gross premiums ceded and a $0.2 million increase in the net change to prepaid reinsurance premiums and unearned premium.

Commission Income

Commission income increased $1.0 million, or 28.3%, to $4.3 million for the nine months ended September 30, 2015, compared with $3.3 million for the nine months ended September 30, 2014. The primary sources of our commission income are our managing general agent services, write-your-own flood premiums and our independent insurance agency, Insure-Link.

Finance Revenue

Finance revenue increased $0.2 million, or 25.7%, to $1.3 million for the nine months ended September 30, 2015, compared with $1.1 million for the nine months ended September 30, 2014. The primary source of finance revenue is service fees and interest income from our direct billing program, wherein we accept receivables from our insureds.

Direct Written Policy Fees

Direct written policy fees increased $1.5 million, or 22.9%, to $7.9 million for the nine months ended September 30, 2015, compared with $6.4 million for the nine months ended September 30, 2014. The change is due to the increase in gross premiums written during this same period.

Net Investment Income

Net investment income increased $1.4 million, or 37.2%, to $5.2 million for the nine months ended September 30, 2015, compared with $3.8 million for the nine months ended September 30, 2014.

Index
Federated National Holding Company

Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.3% and 2.4% respectively, for the nine months ended September 30, 2015. Our investment yields, net and gross of investment expenses, excluding equities and including cash, were 2.1% and 2.4%, respectively, for the nine months ended September 30, 2014.

Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.4% and 2.6%, respectively, for the nine months ended September 30, 2015. Our investment yield, net and gross of investment expenses measured against debt securities, excluding equities and cash, were 2.1% and 2.5%, respectively, for the nine months ended September 30, 2014.

See also “Analysis of Financial Condition as of September 30, 2015 Compared with December 31, 2014 – Investments” for a further discussion on our investment portfolio.

Net Realized Investment Gains

Net realized investment gains totaled $3.7 million for the nine months ended September 30, 2015, compared with $4.0 million during the nine months ended September 30, 2014.

The table below depicts the net realized investment gains (losses) by investment category during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(Dollars in Thousands)
Realized gains:
Debt securities	$973	$533
Equity securities	4,189	4,013
Total realized gains	5,162	4,546

Realized losses:
Debt securities	(504)	(118)
Equity securities	(915)	(381)
Total realized losses	(1,419)	(499)
Net realized gains on investments	$3,743	$4,047

Other Income

Other income increased to $4.5 million for the nine months ended September 30, 2015, compared with $1.5 million for the nine months ended September 30, 2014. The increase is primarily due to the commission sharing agreement with our reinsurance intermediary.

Quota-Share Profit Sharing

Quota-share profit sharing totaled $3.1 million for the nine months ended September 30, 2015, compared with $1.7 million for the nine months ended September 30, 2014.

In conjunction with our third quarter 2015 analysis of actual experience to date under the July 1, 2014 quota share reinsurance contract, we re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions. As a result of this re-evaluation, we have concluded reinsurance contracts which have retrospective rating provisions should be accounted for under Accounting Standards Codification 944, Financial Services — Insurance (“ASC 944”), where amounts due to (from) the assuming companies are accrued based on estimated contract experience to date as though the contracts were terminated. The adjustment to the accounting treatment related to reinsurance contracts with retrospective rated provisions will result in the following changes:

(a)	We eliminated recording of future estimated quota share profits in one line item, “Quota Share Profit Sharing,” in the financial statements.

Index
Federated National Holding Company

(b)	Amounts due to (from) the assuming companies have been accrued based on estimated contract experience to date as though the contracts were terminated. These accruals impacted the following income statement line items: gross ceded premiums, loss and loss adjustment expenses, and deferred policy acquisition costs.

The adjustments to our accounting for the July 1, 2014 quota share reinsurance contract, inclusive of other adjustments, are not material in any prior quarter or annual period based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletin 108.

As a result, we recorded these adjustments during the third quarter of 2015. These adjustments increased net income by $2.2 million for the nine month period ended on September 30, 2015.

Additionally, the quota share reinsurance adjustments impacted the following income statement line items for the nine month period ended on September 30, 2015:

●	Gross ceded premiums decreased by $10.9 million,

●	Loss and loss adjustment expenses increased by $4.5 million, and

●	Deferred acquisition costs increased by $1.5 million.

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

Losses and LAE increased $15.0 million, or 24.9%, to $75.5 million for the nine months ended September 30, 2015, compared with $60.5 million for the nine months ended September 30, 2014. The overall change includes a $14.8 million increase in our homeowners’ program, a $1.3 million increase in our commercial general liability program and a $1.1 million decrease in connection with our automobile program.

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

Index
Federated National Holding Company

The composition of unpaid losses and LAE by product line is as follows.

	September 30, 2015			December 31, 2014
	Case	Bulk	Total	Case	Bulk	Total
	(Dollars in Thousands)			(Dollars in Thousands)

Homeowners'	$26,684	$32,675	$59,359	$14,223	$35,192	$49,415
Commercial General Liability	5,026	14,467	19,493	5,646	12,505	18,151
Automobile	3,879	8,942	12,821	3,672	7,092	10,764
Total	$35,589	$56,084	$91,673	$23,541	$54,789	$78,330

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

Management revises its estimates based on the results of its analysis. This process assumes that experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of our process, reserves were increased by approximately $13.3 million during the nine months ended September 30, 2015. This overall change includes a $9.9 million increase in reserves for our homeowners’ program, a $1.3 million increase in reserves for commercial general liability program and a $2.1 million increase in reserves for our automobile program.

In accordance with GAAP and as discussed above, our loss ratio is computed as losses and LAE divided by net premiums earned. A lower loss ratio generally results in higher operating income. Our loss ratio for the nine months ended September 30, 2015 was 48.3% compared with 46.5% for the same period in 2014.

Operating and Underwriting Expenses

Operating and underwriting expenses increased $10.3 million, or 70.5%, to $24.9 million for the nine months ended September 30, 2015, compared with $14.6 million for the nine months ended September 30, 2014. The change is due to increases in our SageSure profit sharing agreement, premium taxes, professional service fees, licenses and other such expenses.

Salaries and Wages

Salaries and wages increased $7.6 million, or 72.0%, to $18.1 million for the nine months ended September 30, 2015, compared with $10.5 million for the nine months ended September 30, 2014. The change is due to the recognition of increased employment bonuses and stock-based compensation associated in part with our increased employment base. The charge to operations for stock-based compensation, in accordance with FASB guidance, was approximately $2,305,700 during the nine months ended September 30, 2015 compared with approximately $831,000 for the nine months ended September 30, 2014.

Policy Acquisition Costs

Policy Acquisition Costs decreased $6.2 million, or 26.7%, to $16.9 million for the nine months ended September 30, 2015, compared with $23.1 million for the nine months ended September 30, 2014. The change to policy acquisition costs typically corresponds to the change in net premiums earned during the same period, and consists of the actual policy acquisition costs, including commissions, payroll and premium taxes, less commissions earned on reinsurance ceded and policy fees earned. Policy Acquisition Costs relating to our homeowners’ are impacted by our 30% and 10% property quota share agreements effective July 1, 2014 and July 1, 2015, respectively.

Index
Federated National Holding Company

Interest Expense

Interest expense was $0.2 million for the nine months ended September 30, 2015, compared with nothing for the nine months ended September 30, 2014.

Provision for Income Tax Expense

The provision for income tax expense was $19.5 million for the nine months ended September 30, 2015, compared with $16.0 million for the nine months ended September 30, 2014. The effective rate for income taxes was 38.46% for the nine months ended September 30, 2015, compared with 36.99% for the nine months ended September 30, 2014.

Non-Controlling Interest

The benefit to the consolidated statement of operations for non-controlling interest was $0.4 million for the nine months ended September 30, 2015, compared with nothing for the nine months ended September 30, 2014. Because our interest in Monarch Delaware is approximately 42.4%, our consolidated statement of operations has been adjusted for the other 57.6% non-controlling interest held by our joint-venture partners.

Net Income Attributable to FNHC Common Stockholders

Net income attributable to FNHC common stockholders increased $4.4 million, or 16.2%, to $31.6 million for the nine months ended September 30, 2015, compared with $27.2 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, our primary sources of capital included proceeds from the sale of investment securities, increased unearned premiums, recognition of a non-controlling interest, increased unpaid losses and LAE, increased accounts payable and accrued expenses, decreased deferred income tax expense, net of other comprehensive income, increased debt, decreased reinsurance recoverable, net and increased premium deposits and customer credit balances. Additional sources of capital included amortization of investment premium or discount, net, decreased contingent quota-share profit sharing, increased claims payments outstanding, non-cash compensation, a tax benefit related to non-cash compensation, depreciation and amortization, exercised stock options, decreased policy acquisition costs and non-cash impairment recognition. Because we are a holding company, we are largely dependent upon fees and commissions from our subsidiaries for cash flow.

During the nine months ended September 30, 2015 and 2014, operations provided net operating cash flow of $80.2 million and $58.7 million, respectively.

During the nine months ended September 30, 2015, operations generated $140.3 million of gross cash flow, due to a $58.0 million increase in unearned premiums, a $13.3 million increase in unpaid losses and LAE, a $5.5 million increase in accounts payable and accrued expenses, a $5.3 million decrease in deferred income tax expense, net of other comprehensive income, a $5.0 million increase in debt, a $4.2 million decrease in reinsurance recoverable, net, a $3.9 million increase in premium deposits and customer credit balances and $3.8 million of amortization of investment premium or discount, net. Additional sources of cash included a $3.5 million decrease in contingent quota-share profit sharing, a $3.1 million increase in claims payments outstanding, $2.9 million non-cash compensation, $0.5 million of depreciation and amortization and a $0.1 million decrease in policy acquisition costs, all in conjunction with $31.2 million of income before non-controlling interest.

During the nine months ended September 30, 2015, operations used $60.1 million of gross cash flow, due to a $41.0 million increase in prepaid reinsurance premiums, a $7.7 million increase in premiums receivable, net and a $4.0 million increase in income taxes recoverable. Additional uses of cash included $3.7 million in net realized investment gains, and a $3.7 million increase in other assets.

During the nine months ended September 30, 2015 and 2014, net cash used by investing activities was $61.9 million and $98.1 million, respectively. Our available-for-sale investment portfolio is highly liquid as it consists entirely of readily marketable securities. During the nine months ended September 30, 2015, investing activities generated $134.9 million and used $196.8 million.

Index
Federated National Holding Company

During the nine months ended September 30, 2015 and 2014, net financing activities provided $17.6 million and $43.8 million, respectively. In 2015, the sources of cash in connection with financing activities included $18.4 million from the recognition of a non-controlling interest, $0.9 million from a tax benefit related to non-cash compensation and $0.1 million from exercised stock options, while the useage included $1.8 million for dividends paid.

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

As discussed above, we have experienced significant growth, as evidenced by the 31.4% increase in gross premiums written during the first nine months of 2015 as compared with the same period in 2014. We believe that our current capital resources will be sufficient to meet currently anticipated working capital requirements. There can be no assurances, however, that such will be the case. We continue to evaluate our liquidity and the possibility that we may require additional working capital.

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance” or “special purpose” entities, which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. As such, management believes that we currently are not exposed to any financing, liquidity, market or credit risks that could arise if we had engaged in transactions of that type requiring disclosure herein.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2015, approximately 92% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Index
Federated National Holding Company

The following table summarizes, by type, our investments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Debt securities, at fair value:
United States government obligations and authorities	$65,994	17.08%	$62,323	18.84%
Obligations of states and political subdivisions	108,597	28.11%	91,614	27.70%
Corporate	155,324	40.20%	119,024	35.99%
International	12,000	3.11%	11,138	3.37%
	341,915	88.50%	284,099	85.90%
Debt securities, at amortized cost:
United States government obligations and authorities	4,221	1.09%	4,490	1.36%
Corporate	2,101	0.54%	2,681	0.81%
International	65	0.02%	246	0.07%
	6,387	1.65%	7,417	2.24%
Total debt securities	348,302	90.15%	291,516	88.14%

Equity securities, at fair value:	38,086	9.85%	39,247	11.86%
Total investments	$386,388	100.00%	$330,763	100.00%

Available-for-sale debt securities are carried on the balance sheet at market and held-to-maturity debt securities are carried on the balance sheet at amortized cost. As of September 30, 2015 and December 31, 2014, debt securities has had the following quality ratings by S&P and for securities not assigned a rating by S&P, Moody’s or Fitch ratings were used.

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)

AAA	$43,191	12.40%	$40,119	13.76%
AA	146,863	42.16%	125,385	43.01%
A	80,085	22.99%	67,818	23.26%
BBB	77,203	22.17%	58,172	19.96%
BB	960	0.28%	-	-
Not rated	-	0.00%	22	0.01%
	$348,302	100.00%	$291,516	100.00%

The following table summarizes, by maturity, the debt securities as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
	(Dollars in Thousands)
Matures In:
One year or less	$19,657	5.64%	$16,796	5.76%
One year to five years	190,010	54.56%	174,260	59.78%
Five years to 10 years	138,602	39.79%	100,427	34.45%
More than 10 years	33	0.01%	33	0.01%
Total debt securities	$348,302	100.00%	$291,516	100.00%

Index
Federated National Holding Company

At September 30, 2015, the duration of the debt portfolio was approximately 3.8 years.

The following table provides information about the financial instruments as of September 30, 2015 that are sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2015	2016	2017	2018	2019	Thereafter	Total	Carrying Amount

Principal amount by expected maturity:
United States government obligations and authorities	$-	$1,439	$4,698	$4,665	$6,811	$26,161	$43,774	$44,831
Obligations of states and political subdivisions	1,240	8,305	18,420	13,245	13,080	42,015	96,305	108,597
Corporate securities	711	12,989	21,444	22,049	15,938	68,817	141,948	147,987
International securities	-	1,250	2,238	3,095	1,093	4,074	11,750	12,065
Collateralized mortgage obligations	833	3,166	3,549	500	3,038	21,906	32,992	34,822
Equity securities, at market	-	-	-	-	-	-	-	38,086
All investments	$2,784	$27,149	$50,349	$43,554	$39,960	$162,973	$326,769	$386,388

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.00%	1.94%	0.70%	1.31%	1.70%	2.11%	1.80%
Obligations of states and political subdivisions	3.93%	4.72%	4.52%	5.00%	5.00%	4.87%	4.81%
Corporate securities	3.01%	4.03%	3.40%	4.21%	4.55%	3.93%	3.97%
International securities	0.00%	2.46%	3.18%	3.02%	2.92%	4.35%	3.44%
Collateralized mortgage obligations	5.39%	5.58%	4.05%	3.02%	3.84%	3.80%	4.03%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
All investments	3.62%	4.12%	3.58%	4.05%	4.07%	3.84%	3.91%

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2015. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3

Defaults upon Senior Securities

(a) None

(b) None

Item 4

Mine Safety Disclosures

Not applicable

Item 5

Other Information

(a) None

(b) None

Index
Federated National Holding Company

Item 6

Exhibits

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Homeowners Quota Share Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.4	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.5	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.6	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2015 between Federated National Insurance Company and subscribing reinsurers. *

10.7	Final Order dated October 21, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. ***

101.SCH-XBRL	Taxonomy Extension Schema Document. ***

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. ***

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. ***

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. ***

* filed herewith

** filed herewith. Portions of this document are omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this document have been filed separately with the Securities and Exchange Commission.

*** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2015

Index
Federated National Holding Company

EXHIBIT INDEX

10.1	Excess Catastrophe Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers. *

10.2	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers. *

10.3	Homeowners Quota Share Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.4	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.5	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers.*

10.6	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2015 between Federated National Insurance Company and subscribing reinsurers. *

10.7	Final Order dated October 21, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS-XBRL	Instance Document. ***

101.SCH-XBRL	Taxonomy Extension Schema Document. ***

101.CAL-XBRL	Taxonomy Extension Calculation Linkbase Document. ***

101.LAB-XBRL	Taxonomy Extension Label Linkbase Document. ***

101.PRE-XBRL	Taxonomy Extension Presentation Linkbase Document. ***

* filed herewith

** filed herewith. Portions of this document are omitted pursuant to an application for an order for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Confidential portions of this document have been filed separately with the Securities and Exchange Commission.

*** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.