Form 10-K
period 2015-12-31
FEDERATED NATIONAL HOLDING CO
filed 2016-03-14
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).          Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☑       Non-accelerated filer  ☐   Smaller reporting company   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $312,306,493 on June 30, 2015, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 7, 2016, the total number of common shares outstanding of Registrant’s common stock was 14,241,207.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant’s definitive proxy statement or included in a Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2015.

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

GENERAL

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.   We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Alabama, Louisiana and South Carolina.  We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture, described below, and is licensed as an admitted carrier in Florida.  An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

Monarch National Insurance Company Joint Venture

On March 19, 2015, the Company entered into a joint venture to organize MNIC, which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”).  The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds each invested $14.0 million in Monarch Delaware Holdings, LLC (“Monarch Delaware”), the indirect parent company of MNIC, for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe invested $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

In connection with the organization of MNIC, the parties entered into the following agreements dated as of March 17, 2015:

•	MNIC entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU will receive 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company will also receive an annual expense reimbursement for accounting and related services.

•	MNIC, MNHC and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Company’s CEO and CFO hold their respective positions with Monarch Entities while they remain employed by the Company.

Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying consolidated financial statements included in Part II, Item 8 of this Report.  Refer to notes 1 and 14 set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for additional information regarding the accounting and consolidation of the joint venture.

Executive Offices

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Available Information

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

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2016 we will capitalize on our operational efficiencies and business practices through:

•	improved property analytical qualities such as a broader geographical dispersion of risks throughout the southeast United States and avoiding risks that do not yield an underwriting profit;

•	continued expansion of our homeowners’ and private passenger automobile insurance products into additional states;

•	employing our business practices developed and used in Florida in our expansion to other states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	expansion of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	cede our insurance risk through reinsurance treaties; and

•	additional strategies that may include possible mergers, acquisitions and joint ventures or dispositions of assets (such as the MNIC joint venture).

MNIC expands our ability to provide insurance policies in Florida.  Additionally, it strengthens our relationships with our partner agents.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The homeowners’ policies in-force totaled approximately 254,105 and 182,557 at December 31, 2015 and 2014, respectively.

Our homeowners’ insurance products provide maximum dwelling coverage in the amount of approximately $3.8 million, with the aggregate maximum policy limit being approximately $6.5 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually subject these limits to review; during 2015, coverage “A” was increased by $1.0 million and total insured value increased by $1.5 million. The approximate average premium on the policies currently in-force is $1,758, as compared with $1,840 for 2014. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation.  In 2015, there were no rate increases or decreases in our voluntary property book of homeowners’ business in FNIC or MNIC.  As of the date of this Report, the Company has applied with the Florida OIR for a rate increase of 5.6% for FNIC and a rate decrease of 12% for MNIC for Florida homeowners’ insurance policies only.  These rate changes are currently awaiting approval from the Florida OIR.

Other Lines of Business

Commercial General Liability: We underwrite for approximately 380 classes of skilled craft workers (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate.  We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company.

Personal Automobile: Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. We market this through licensed general agents in their respective territories.

Flood:   FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service.

MARKETING AND DISTRIBUTION

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by FNU. FNU reviews all coverage bound by the agents promptly and generally accepts all coverage that falls within stated underwriting criteria. For all policies issued, FNU also has the right, within a period that varies by state between 60 days and 120 days from a policy’s inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria.  We are focusing our marketing efforts on continuing to expand our distribution network while maintaining our commitment to long-term relationships. We market our products and services throughout Florida and in other states by establishing relationships with additional independent agents and general agents. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

We believe that our integrated computer systems, which allow for rapid automated premium quotation and policy issuance by our agents, are key elements in providing quality service to both our agents and insureds for various lines of our business.

LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

We are directly liable for loss and loss adjustment expense reserves (“LAE”) payments under the terms of the insurance policies that are underwritten by our insurance companies.  In many cases, there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss. As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE’s by establishing a liability for those unpaid losses and LAE’s for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

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

In addition, management provides for a liability on an aggregate basis to provide for incurred but not yet reported (“IBNR”).   The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for loss and LAE reserves. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

The following table presents the liability for loss and LAE reserves for the years ended December 31, 2006 through 2015 and do not distinguish between catastrophic and non-catastrophic events. The top line of the table shows the estimated liability for loss and LAE reserves at the balance sheet date for each of the periods indicated. These figures represent the estimated amount of loss and LAE reserves for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been IBNR. The portion of the table labeled “Cumulative amount of net liability paid as of” shows the cumulative payments for losses and LAE’s made in succeeding years for losses incurred prior to the balance sheet date. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year.

Changes in Historical Net Reserves for Loss and LAE

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands)
Net liability, as of end of year	$26,998	$39,513	$52,040	$58,707	$59,656	$57,606	$46,696	$58,704	$67,936	$89,843
Cumulative amount of net liability paid as of:
One year later	28,108	24,056	20,836	27,549	26,112	24,394	23,735	35,448	59,545
Two years later	30,920	27,128	24,063	31,343	31,301	27,252	27,086	39,139
Three years later	33,949	29,390	26,711	33,616	35,678	29,041	28,651
Four years later	35,924	31,346	28,631	34,749	37,665	31,019
Five years later	37,173	32,951	30,662	35,667	39,685
Six years later	37,934	33,950	31,538	37,299
Seven years later	39,408	34,367	32,259
Eight years later	39,546	34,639
Nine years later	39,741

Net liability re-estimated as of:
One year later	37,553	38,078	33,847	38,283	35,686	30,623	29,995	48,953	74,222
Two years later	38,969	36,591	33,643	38,435	36,743	30,710	30,706	42,881
Three years later	39,398	36,538	33,798	38,691	38,404	31,448	30,594
Four years later	40,098	36,762	32,313	36,543	39,923	32,105
Five years later	40,599	36,671	32,160	37,477	40,416
Six years later	40,649	35,287	32,512	37,827
Seven years later	40,305	35,244	32,997
Eight years later	40,369	35,430
Nine years later	40,252

Cumulative (deficiency) redundancy	$(13,254)	$4,083	$19,043	$20,880	$19,240	$25,501	$16,102	$15,823	$(6,286)
Gross liability - end of year	$39,615	$59,685	$64,775	$70,611	$66,529	$59,983	$49,908	$61,016	$78,330	$97,340
Reinsurance recoverable	(12,617)	(20,172)	(12,735)	(11,904)	(6,873)	(2,377)	(3,212)	(2,312)	(10,394)	(7,497)
Net liability - end of year	$26,998	$39,513	$52,040	$58,707	$59,656	$57,606	$46,696	$58,704	$67,936	$89,843
Gross re-estimated liability - latest	78,109	68,367	62,026	60,688	56,756	59,963	52,025	55,859	79,434
Re-estimated recoverable - latest	(37,857)	(32,937)	(29,029)	(22,861)	(16,340)	(27,858)	(21,431)	(12,978)	(5,212)
Net re-estimated liability - latest	$40,252	$35,430	$32,997	$37,827	$40,416	$32,105	$30,594	$42,881	$74,222
Gross cumulative (deficiency) redundancy	$(38,494)	$(8,682)	$2,749	$9,923	$9,773	$20	$(2,117)	$5,157	$(1,104)

The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years. A deficiency indicates that the latest estimate of the liability for loss and LAE reserves is higher than the liability that was originally estimated and a redundancy indicates that such estimate is lower. It should be emphasized that the table presents a run-off of balance sheet liability for the periods indicated rather than accident or policy loss development for those periods. Therefore, each amount in the table includes the cumulative effects of changes in liability for all prior periods. Conditions and trends that have affected liabilities in the past may not necessarily occur in the future.

The net cumulative redundancies (deficiency) since 2007 primarily reflect favorable casualty reserve development, with the exception of 2014.  At December 31, 2015, we had $89.8 million of net loss and loss adjustment expense reserves, which include $51.0 million in IBNR reserves, $30.4 million in case-reserves, and $8.4 million in adjusting and other reserves.  As reflected in the table, we experienced an unfavorable net reserve development of $6.3 million on reserves at December 31, 2014, which increased our loss and loss adjustment expense reserves for prior accident periods and increased our loss and loss adjustment reserve expenses for the year ended December 31, 2015.  The unfavorable loss development was primarily related to commercial general liability and personal private automobile claims occurring in accident years 2014 and prior.

REINSURANCE AGREEMENTS

Reinsurance is used primarily to manage overall capital adequacy and mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes.

FNIC operates primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level.  We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.  MNIC does not have any material reinsurance contracts as of December 31, 2015.

Reinsurance markets include:

•	Traditional local and global reinsurance markets including those in the United States, Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;
•	Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and
•	Other insurers that engage in both direct and assumed reinsurance

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking:

•	Proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers;
•	Non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or
•	Facultative contracts that reinsure individual policies

All of our reinsurance contracts do not relieve FNIC from their direct obligations to insured.  While it is not always possible to reinsure every known (cost too much) and unknown risk to the company, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.  There is a credit risk exposure with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors.  The availability and amount of ceded premiums and losses associated with the acquisition of reinsurance will vary year to year.  Our reinsurance program is subject to approval primarily by the Florida OIR and other regulators in states where we do business, and is subject to review by Demotech, Inc. (“Demotech”), in connection with Demotech’s rating of FNIC.  Demotech provides financial stability ratings for property and casualty insurance companies.

The Company’s reinsurance program, which generally runs from July 1 to June 30 of the following year, consists of excess of loss, Florida Hurricane Catastrophe Fund (“FHCF”) and quota share, which is a form of proportional reinsurance, treaties which insure the homeowners’ property lines from catastrophes in Florida and other states.  The excess of loss and FHCF treaties, which became effective on July 1, 2015, insures for approximately $1.82 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event.  The FHCF treaty only affords coverage for losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

The Company’s quota share treaties, which are included in the reinsurance program, runs from July 1 to June 30 of the following year.  The quota share treaties consist of two different treaties, one for 30% which became effective July 1, 2014 and the other for 10% which became effective July 1, 2015.  The combined treaties provide a 40% quota share reinsurance treaty on the first $100 million of covered losses for the homeowners’ insurance program in Florida.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. As of December 31, 2015, we have over 65 reinsurance companies in our program that are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized.

EMPLOYEES

As of December 31, 2015, we had 297 employees, including two executive officers. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

In Florida, more than 50 companies compete with us in the homeowners’ insurance market. Three of our larger competitors are Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and Security Insurance Company. In Florida, more than one dozen companies compete with us in the commercial general liability insurance market.

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

REGULATION

Overview

Our insurance operations are subject to the laws and regulations of Alabama, Florida, Georgia, Louisiana, Nevada, South Carolina and Texas. We are also subject to employment regulations in Florida as well as California, North Carolina and Nevada, and regulations of any other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

Most states’ laws restrict an insurer’s underwriting discretion, such as the ability to terminate policies, terminate agents or reject insurance coverage applications, and many state regulators have the power to reduce, or to disallow, increases in premium rates. In addition, state laws generally require that rate schedules and other information be filed with the state’s insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it finds that the rates are inadequate, excessive or unfairly discriminatory. Rates, which are not necessarily uniform for all insurers, vary by class of business, hazard covered, and size of risk. Certain states, including Florida, as discussed above, have adopted laws or are considering proposed legislation which, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, particularly personal automobile insurance.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The most recent balance sheet audit of FNIC by the Florida OIR occurred as of December 31, 2010. There were no material findings by the Florida OIR in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2010. There were no material findings in connection with this examination.

 In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2015, FNIC and MNIC held investment securities with a fair value of approximately $2.3 million, as a deposit with the State of Florida.

Consent Order

On October 21, 2015, the Florida OIR approved the filing made by FNIC to comply with their cease and desist order dated May 19, 2015 which enabled them to review and approve FNIC’s underwriting analytic models. Upon its approval of the filing, the Florida OIR rescinded the cease and desist order. FNIC was required to pay a nominal administration fee.

As of September 30, 2014, we have satisfied all applicable conditions of the consent order we entered into in January 2011 with the Florida OIR in connection of American Vehicle Insurance Company into FNIC.  As of the date of this Report, the only operational restriction that remains in effect is a requirement to obtain Florida OIR approval prior to writing commercial multi-peril business or any new commercial property business, including condo associations, under any other line of business for which FNIC is authorized.

Insurance Holding Company Regulation

We, the parent company, are subject to laws governing insurance holding companies in Florida where FNIC is domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 5% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of FNIC unless the Florida OIR, upon application, determines otherwise.

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

No dividends were paid by FNIC in 2015, 2014 and 2013, and none are anticipated in 2016.  Also, no dividends were paid by MNIC since inception in 2015 and none are anticipated in 2016. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (FNU and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company structure may charge any of the insurance companies for service (e.g., management fees and commissions).

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term, (iii) advance notice requirements or limitations imposed for certain policy non-renewals and (iv) limitations upon or decreases in rates permitted to be charged.

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

Based upon the 2015 and 2014 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 439.3%, 534.0% and 312.1% at December 31, 2015, 2014 and 2013, respectively.

Industry Ratings Services

Third-party rating agencies assess and rate the ability of insurers to pay their claims. These financial strength ratings are used by the insurance industry to assess the financial strength and quality of insurers. These ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves and management. Ratings are based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

As of December 31, 2015, FNIC and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 24, 2015, Demotech reaffirmed FNIC’s FSR of “A” (“Exceptional”) and MNIC has maintained its same FSR of “A” (“Exceptional”) since its 2015 inception.

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

We write insurance policies that cover homeowners, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, fires, explosions and other events, and their incidence and severity are inherently unpredictable. They can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company’s exposure in the area affected by the event and the severity of the event. Although our homeowners’ policyholders are disbursed throughout Florida, substantially all of them are located in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms, and a substantial portion are located in southeastern Florida.

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

Although Florida has not experienced a hurricane during the last ten hurricane seasons, some weather analysts believe that we have entered a period of greater hurricane activity. We are exploring alternatives to reduce our exposure to these types of storms, which may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for loss and LAE’s at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC.

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

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiary against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and other catastrophic events. Although reinsurance does not discharge our insurance subsidiary from its primary obligation to pay for losses insured under the policies it issues, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and financial condition.

Our reinsurance structure has significant risks, including the fact that the FHCF may not be able to raise sufficient money to pay their claims or impair their ability to pay their claims in a timely manner. This could result in significant financial, legal and operational challenges to our company. Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF’s ability to pay, which may, in turn, be dependent upon the SBA’s ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss.

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

If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business or pay dividends. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. State regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. Additionally, if the statistical forecasting models fail to contemplate an emerging claim trend, such as the assignment of insurance benefits in Florida then there is the risk the Company may not purchase adequate catastrophic wind coverage. Our reinsurance coverage contemplates the effects of a catastrophic event that occurs only once every 100 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE’s. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates.

Factors that affect loss and LAE reserves include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on the Company’s analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information; (ii) Company and industry historical loss experience, including the impact of trends such as the assignment of benefits by insureds; (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors.

Because of the uncertainties that surround estimated loss reserves, we cannot be certain that our reserves will be adequate to cover our actual losses. If our loss and LAE reserves are less than actual losses and LAE’s, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience, substantially in excess of our loss and LAE reserves, could substantially harm our results of operations and financial condition.

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association (“JUA”), the Florida Insurance Guaranty Association (“FIGA”), Citizens and the FHCF.

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

Another example of an emerging trend is the assignment of homeowner benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The assignment of the insurance benefits increases the Company’s exposure to inflated claims, attorney fees and costs. Again several legislative actions in the State of Florida to limit the affect of assignment of benefits are being contemplated, although there can be no assurances that any such legislative actions will become law or, if enacted, that such actions will have the effect of limiting the impact on us of assignments of benefits by insureds.

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

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a “soft” insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a “hard” insurance market. Although an individual insurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, we are experiencing a softening market in the property and casualty market in Florida and in the other states we operate in because of increased competition. We cannot predict, however, how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

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

Third-party rating agencies assess and rate the ability of insurers to pay their claims. These financial strength ratings are used by the insurance industry to assess the financial strength and quality of insurers. These ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves, and management. Ratings are based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

Our ability to compete successfully in states outside of Florida and to expand our business footprint may also be negatively affected by our lack of an A.M. Best Company rating of our financial strength. Although our insurance subsidiary has a Demotech rating of “A” (Exceptional), which is generally accepted in Florida and certain other states, a rating by A. M. Best is more widely accepted outside of Florida and may cause customers and agents to prefer a policy written by an A. M. Best-rated company over a policy written by us. In addition, some mortgage companies outside of Florida may require homeowners to obtain property insurance from an insurance company with a minimum A. M. Best rating.

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

We currently market and distribute our products and services through contractual relationships with a network of   independent agents and a selected number of general agents. Our independent agents are our primary source for our property and liability insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell or a material reduction in the number of independent agents with whom we maintain a relationship could negatively affect our results of operations and financial condition.

In February 2013, we entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., or ISA, an affiliate of Allstate Insurance Company, or Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners’ premiums and the percentage of homeowners’ premiums attributable to Allstate agents has increased rapidly. During 2015, 23.7% of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

Our business could be materially and adversely affected by a security breach or other attack involving our computer systems or the systems of one or more of our business partners or vendors.

Our business requires that we build and maintain computer systems to run our operations and to store the significant volume of data that we acquire, including the personal confidential information of our customers, agents and employees and our intellectual property, trade secrets, and other sensitive business and financial information. These systems are subject to attacks by sophisticated third parties with substantial computing resources and capabilities. Such attacks may include, among other things, attempts to gain unauthorized access to this confidential or proprietary data or attempts to disrupt or shut down the system. Additionally, an employee, consultant, vendor representative or other person with legitimate access to our systems may take actions, or be the subject of a security breach or cyber-attack, which could result in improper or unauthorized access to our systems, and in the loss or theft of our intellectual property or the personal information of our customers, agents or employees.

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

We also conduct significant business functions and computer operations using the systems of third-party business partners and vendors, who provide software, hosting, communication, and other computer services to us. These third-party systems may experience cyber-attacks and other security breaches, which could result in the loss, theft or unauthorized publication of our information or the confidential information of our customers, agents or employees.

Our business could be significantly damaged by a security breach, data loss or corruption, or cyber-attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer, agent or employee information is stolen. This could cause a significant disruption of our ability to conduct our insurance operations, adversely affect our competitive position if trade secrets or other proprietary information is stolen, and have severe ramifications on our reputation and brand, resulting in a materially adverse effect on our ability to generate new and renewal business. To mitigate these costs, we carry a cyber-liability insurance policy. Our insurance may not be sufficient to protect against all financial and other loss. Additionally, this policy will not afford us coverage for security breaches, data loss, or cyber-attacks experienced by our third-party business partners who have access to our customer, agent, or employee data.

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

The results of operations and the financial condition of our insurance company depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE’s and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

Consequently, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance company could be materially and adversely affected.

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

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial general liability, and automobile markets, many of whom are larger, have greater financial and other resources, have higher financial strength ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may be forced to reduce our premiums significantly to compete, which could make us less profitable and have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in a material adverse effect on our business, results of operations and financial condition.

MNIC has initially focused on the Florida homeowners’ insurance market, which has increased our exposure to the factors that impact the Florida insurance market generally, such as the occurrence of hurricanes, trends in claims experience, and the impact of changes in Florida insurance law and regulations.

MNIC is organized as a Florida property and casualty insurer and has initially focused primarily on the Florida homeowners’ insurance market. As a result, the presence of MNIC in the Florida market increases our exposure to the factors that impact insurers in the Florida market generally, such as the occurrence of catastrophic events such as hurricanes, the trends experienced in administering and resolving claims resulting from the increased use of private adjusters, and the impact of changes in Florida’s insurance laws and regulations. To the extent that these factors may adversely affect our operations, the presence of MNIC in the Florida market will have the effect of magnifying the effect of those factors.

MNIC writes insurance policies that have a higher risk profile than those written by FNIC, allowing MNIC to reach a broader market and charge higher premiums. While MNIC underwriting standards avoids the highest risk policies, the occurrence of a catastrophic event could result in greater losses per policy for MNIC and have a material adverse effect on the Company’s results of operations, financial position and cash flows.

Our executive management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

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

We are an insurance holding company whose primary assets are the stock of our subsidiaries. Our operations, and our ability to pay dividends or service future potential debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiary are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary’s available capital and earnings.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, by us or by a major stockholder could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely impact our stock price.

As of December 31, 2015, there were 174,633 shares issuable upon the exercise of outstanding and exercisable stock options and 367,071 additional shares available for grant under our equity-based compensation plans. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,554 square foot office facility. Our original lease for this office space was scheduled to expire in May 2017. During March 2014, we extended our lease term to expire in August 2019 and expanded the leased premises to include an additional 13,642 square feet. During September 2015, we extended our lease term to expire in December 2022 and expanded the leased premises to include an additional 10,048 square feet. We also lease office space in Bonita Springs, Florida.  Refer to note 8 set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for further information about our leases.

ITEM 3	LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in various legal actions and claims.  Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us.  Management does not believe the ultimate outcome of any pending matters of the nature described above would be material.  Refer to note 8 set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for additional information on legal proceedings.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on The NASDAQ Global Market under the symbol “FNHC”. The following table sets forth quarterly high and low closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect prices between dealers, without accounting for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended:	High	Low
March 31, 2015	$31.87	$23.15
June 30, 2015	31.76	23.26
September 30, 2015	25.90	20.23
December 31, 2015	32.61	23.54

March 31, 2014	$18.40	$12.17
June 30, 2014	26.60	18.02
September 30, 2014	28.22	19.70
December 31, 2014	37.04	23.60

The closing price of our common stock on March 7, 2016 was $ 21.10.

HOLDERS

As of March 7, 2016, there were 67 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 6,700.

DIVIDENDS

The Board of Directors of FNHC declared regular quarterly dividends as follows:

•	$0.05 per common share payable on December 1, 2015 and March 1, 2016 to shareholders of record as of November 2, 2015 and February 1, 2016;

•	$0.04 per common share payable on March 2, June 1 and September 1, 2015 to shareholders of record as of February 2, May 4 and August 3, 2015;

•	$0.03 per common share payable on September 3 and December 2, 2013 and March 3, June 2, September 2 and December 1, 2014 to shareholders of record as of August 5 and November 4, 2013 and February 3, May 5, August 4 and November 3, 2014;

•	$0.02 per common share payable on March 4, 2013 to shareholders of record as of February 4, 2013.

Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Moreover, our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC and MNIC are permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2015. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stock holders	174,633	3.79	367,071

For additional information concerning our equity compensation, refer to note 10 set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

Federated National Holding Company

	Period Ending
Index	12/31/10	12/31/11	12/31/1	12/31/13	12/31/14	12/31/15
Federated National Holding Company	100.00	93.08	168.84	468.98	777.26	956.69
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Insurance P&C	100.00	101.10	119.34	158.11	181.59	187.84

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2010 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Our filings with the SEC may incorporate information by reference, including this Form 10-K.  Unless we specifically state otherwise, the information under this heading “Stock Performance Graph” shall not be deemed to be “soliciting materials” and shall not be deemed to be “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

ITEM 6	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Net premiums earned	$210,020	$170,905	$104,381	$59,359	$48,523
Net investment income	7,226	5,385	3,332	3,819	4,079
Net realized investment gains	3,616	4,426	2,881	1,072	2,725
Other income	29,031	19,976	11,143	4,397	4,836
Total revenue	249,893	200,692	121,737	68,647	60,163
Costs and expenses:
Losses and loss adjustment expenses	104,353	81,036	56,410	30,209	30,896
Commissions and other underwriting expenses	65,315	52,077	38,580	26,515	25,325
General and administrative expenses	15,032	10,272	7,529	5,175	4,942
Total costs and expenses	184,700	143,385	102,519	61,899	61,163
Income (loss) before income taxes	65,193	57,307	19,218	6,748	(1,000)
Income taxes expense (benefit)	24,753	20,108	6,491	2,435	(570)
Net income (loss)	40,440	37,199	12,727	4,313	(430)
Net loss attributable to noncontrolling interest	(445)	-	-	-	-
Net income (loss) attributable to Federated National Holding Company shareholders	$40,885	$37,199	$12,727	$4,313	$(430)

Per share data:
Net income (loss) per share attributable to Federated National Holding Company shareholders:
Basic	$2.98	$3.08	$1.50	$0.53	$(0.05)
Diluted	$2.92	$2.99	$1.45	$0.53	$(0.05)
Dividends	$0.18	$0.13	$0.11	$0.02	$-

	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Balance Sheet Data:
Cash and invested assets	$437,369	$370,920	$262,156	$151,238	$144,672
Total assets	638,298	503,631	316,741	185,888	179,980
Loss and loss adjustment expense reserves	97,340	78,330	61,016	49,908	59,983
Total liabilities	387,539	311,052	208,247	119,983	121,836
Total shareholders’ equity	250,759	192,579	108,494	65,905	58,144
Book value per share	$18.17	$14.13	$9.95	$8.26	$7.32

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public.  This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Net income attributable to FNHC shareholders totaled $40.9 million in 2015, compared with $37.2 million in 2014 and $12.7 million in 2013.

•	Total revenues totaled $249.9 million in 2015, compared with $200.7 million in 2014 and $121.7 million in 2013.

•	Gross premiums written totaled $493.8 million in 2015, compared with $377.2 million in 2014 and $243.4 in 2013.

•	Total investments increased $53.5 million, to $384.3 million as of December 31, 2015, compared with $330.8 million as of December 31, 2014.

•	Cash and cash equivalents increased $12.8 million, to $53.0 million as of December 31, 2015, compared with $40.2 million as of December 31, 2014.

•	Combined ratio was 87.9% in 2015, compared with 83.9% in 2014 and 98.2% in 2013. The combined ratio is calculated by dividing net premiums earned by losses and LAE plus all other costs and expenses.

RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Net Premiums Earned

Net premiums earned increased $39.1 million, or 22.9%, to $210.0 million during the year ended December 31, 2015, compared with $170.9 million during the year ended December 31, 2014. This increase was primarily due to an increase in our homeowners’ in-force policy count to 242,702 as of December 31, 2015, compared with 182,557 as of December 31, 2014.  Additionally, the growth in the policy count is driven by management’s strategy to grow market share by providing exceptional service to our customers and partner agents.

Net Investment Income

Net investment income increased $1.8 million, or 34.2%, to $7.2 million during the year ended December 31, 2015, compared with $5.4 million during the year ended December 31, 2014.  This increase is mainly due to a year-over-year overall growth of our investment portfolio, specifically growth in the debt securities investment offset by a decrease in our debt securities investment yields, net, which were 2.3% and 2.7% for the years ended December 31, 2015 and 2014, respectively.

Net Realized Investment Gains

Net realized investment gains totaled $3.6 million for the year ended December 31, 2015, compared with $4.4 million for the year ended December 31, 2014. The slight decrease is due to less favorable market conditions for the year ended December 2015, as compared to the year ended December 31, 2014.

Other Income

Other income increased $9.0 million, or 45.0%, to $29.0 million for the year ended December 31, 2015, compared with $20.0 million for the year ended December 31, 2014. The following table represents the other income detail as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Other income:
Direct written policy fees	$11,248	$8,689
Commission income	7,811	4,517
Brokerage revenue	4,979	2,513
Quota-share profit sharing	3,077	2,792
Finance revenue	1,916	1,465
Total	$29,031	$19,976

The increase in policy fees and brokerage revenue is directly related to the increase in gross written premiums and ceded premiums over the prior year.  Additionally, the change in commission income is related to continued growth in our book of business.

Losses and LAE

Losses and LAE increased $23.3 million, or 28.8%, to $104.3 million during the year ended December 31, 2015, compared with $81.0 million during the year ended December 31, 2014.   The increase to losses and LAE’s is directly related to an increase in net premiums earned and an increase in our loss ratio year over year.  Our loss ratio for 2015 was 49.7% compared with 47.4% for the same period in 2014.  The increase in the ratio is the result of an unfavorable development from assignment of benefits and the temporary discontinuation of the underwriting analytics.  The underwriting analytics were not used for several months in the second and third quarter of 2015, due to our compliance with a cease and desist order from the Florida OIR requiring us to obtain approval of these analytics without prior approval from them.  The temporary discontinuation of the underwriting analytics caused us to underwrite polices outside of our standard process.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $13.2 million, or 25.4%, to $65.3 million for the year ended December 31, 2015, compared with $52.1 million for the year ended December 31, 2014.  The increase is directly related to the significant increase in net premiums written and earned during the same period.

General and Administrative Expenses

General and administrative expenses increased $4.7 million, or 46.3%, to $15.0 million for the year ended December 31, 2015, compared with $10.3 million for the year ended December 31, 2014.  The change is due to an increase in salaries and benefits, including share-based compensation, legal and professional fees, including $0.9 million of start-up costs related to the organization of Monarch.  Professional fees include audit, tax and actuarial fees.  The increased costs are in support of the significant growth in our gross and net premiums written in 2015 as compared to 2014.

Income Taxes

Income taxes increased $4.7 million, or 23.1%, to $24.8 million for the year ended December 31, 2015, compared with $20.1 million for the year ended December 31, 2014.  The change was due to an increase in taxable income and an increase in our effective tax rate.  Our effective tax rate was 38.0% for the year ended December 31, 2015, compared with 35.1% for the year ended December 31, 2014. The increase in the effective tax rate is the result of having less permanent items and true up adjustments in 2015 as compared to 2014.

RESULTS OF OPERATIONS
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Net Premiums Earned

Net premiums earned increased $66.5 million, or 63.7%, to $170.9 million during the year ended December 31, 2014, compared with $104.4 million during the year ended December 31, 2013. This increase was primarily due to an increase in our homeowners’ in-force policy count to 182,557 as of December 31, 2014, compared with 116,401 as of December 31, 2013.  Additionally, the growth in the policy count is driven by management’s strategy to grow market share by providing exceptional service to our customers, partner agents and obtaining the Allstate relationship during 2013.

Net Investment Income

Net investment income increased $2.1 million, or 61.6%, to $5.4 million during the year ended December 31, 2014, compared with $3.3 million during the year ended December 31, 2013.  This increase is mainly due to a year-over-year overall growth of our investment portfolio and an increase in our debt securities investment yields. Our investment yield, net was 2.7% and 2.1%, for the years ended December 31, 2014 and 2013, respectively.  Our lower investment yield in 2013 primarily resulted from selling higher yielding and longer duration bonds and purchasing shorter duration and lower yielding bonds to protect our bond portfolio against principal erosion and our average cash holdings were much higher in 2013.

Net Realized Investment Gains

Net realized investment gains were $4.4 million for the year ended December 31, 2014, compared with $2.9 million for the year ended December 31, 2013. The increase is due to more favorable market conditions for the year ended December 2014 as compared to the year ended December 31, 2013.

Other Income

Other income increased $8.9 million, or 80.2%, to $20.0 million for the year ended December 31, 2014, compared with $11.1 million for the year ended December 31, 2013. The following table represents the other income detail as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Other income:
Direct written policy fees	$8,689	$6,196
Commission income	4,517	2,646
Brokerage revenue	2,513	1,435
Quota-share profit sharing	2,792	-
Finance revenue	1,465	866
Total	$19,976	$11,143

The increase in policy fees is directly related to the increase in gross written premiums over the prior year.  Additionally, the change in commission increase is related to continued growth in our book of business as well as entering into a commission sharing agreement with our reinsurance intermediary.

Losses and LAE

Losses and LAE increased by $24.6 million or 43.6%, to $81.0 million for the year ended December 31, 2014, compared with $56.4 million for the year ended December 31, 2013.  The increase reflects a significant increase in net premiums earned, offset by a decrease in the loss ratio to 47% during the year ended December 2014 from 54% during the year ended December 31, 2013, which was primarily driven by an increase in the amount of ceded premiums year over year.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $13.5 million, or 35.0%, to $52.1 million for the year ended December 31, 2014, compared with $38.6 million for the year ended December 31, 2013.  The increase is directly related to the significant increase in net premiums written and earned during the same period.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 36.4%, to $10.3 million for the year ended December 31, 2014, compared with $7.5 million for the year ended December 31, 2013.  The change is due to an increase in salaries and benefits, including share-based compensation, and professional fees.  Professional fees include audit, tax and actuarial fees.  The increased costs are in support of the significant growth in our gross and net premiums written in 2014 as compared to 2013.

Income Taxes

Income taxes increased $13.6 million, to $20.1 million for the year ended December 31, 2014, compared with $6.5 million for the year ended December 31, 2013.  The change was due to an increase in taxable income and an increase in our effective tax rate.  Our effective tax rate was 35.1% for the year ended December 31, 2014, compared with 33.8% for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commissions and fee income.  Our primary uses of funds are the payment of claims and operating expenses.  As of December 31, 2015, we had $53.0 million in cash and cash equivalents and $384.3 million in investments.

Net cash provided by operating activities for the year ended December 31, 2015 was $52.9 million, compared to net cash provided by operating activities for the year ended December 31, 2014 of $63.1 million.  This increase was primarily as a result of the growth in the prepaid reinsurance premium account.

Net cash used in investing activities for the year ended December 31, 2015 was $63.6 million, compared to net cash used in investing activities for the year ended December 31, 2014 of $107.9 million.  This decrease was the result of less net purchases, maturities and redemptions of investment securities as compared to prior year.

Net cash provided by financing activities for the year ended December 31, 2015 was $23.6 million, compared to net cash provided by financing activities for the year ended December 31, 2014 of $43.5 million.  This decrease was primarily due to $43.1 million related to issuance of common stock in public offering during the year ended December 31, 2014 offset by $18.7 million related to the noncontrolling interest equity investment and $5.0 million related to the issuance of debt in our consolidated VIE during the year ended December 31, 2015.

We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future.  Any future growth strategy may require external financing, and we may from time to time seek to obtain external financing.  We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE’s.

 Insurance premiums are established before we know the amount of losses and LAE’s and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation may also affect the market value of our investment portfolio and the investment rate of return. Any future economic changes that result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred losses and LAE’s and thereby materially adversely affect future liability requirements.

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2015 follows (in thousands). The amounts represent estimates of gross undiscounted amounts payable over time.

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loss and loss adjustment expense reserves (1)	$97,340	$57,781	$33,981	$4,712	$866
Debt from consolidated variable interest entity	5,000	-	-	-	5,000
Other liabilities	240	120	120	-	-
Operating leases	6,909	918	1,887	2,000	2,104
Total	$109,489	$58,819	$35,988	$6,712	$7,970

(1)	Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments. The timing of payments is subject to significant uncertainty. We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments, (ii) accounting for investments, (iii) premium and unearned premium calculation, (iv) reinsurance contracts, (v) the amount and recoverability of amortization of Deferred Acquisition Costs (“DAC”), (vi) reserve for loss and losses adjustment expenses and (vii) income taxes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

 FAIR VALUE

 The fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists.  Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.  Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress.  Our nonperformance or credit risk is considered in determining the fair value of liabilities.  Considerable judgment may be required in interpreting market data used to develop the estimates of fair value.  Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

INVESTMENTS

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity of more than one year, which include corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  The Company determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date.

Held-to-maturity investments are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other securities were classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income, and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of income.  In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

PREMIUMS AND UNEARNED PREMIUMS

Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy.  Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro-rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss and quota share contracts.  Premiums are earned ratably over the terms of the related coverage.

Unearned premiums and ceded unearned premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverage.

Premium receivable balances are reported net of an allowance for estimated uncollectible premium amounts.  Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors.  Amounts deemed to be uncollectible are written off against the allowance.

REINSURANCE

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources.  Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants.  Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets.  To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter.  In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors.  Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.  To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables.  The Company currently has no allowances for uncollectible reinsurance recoverables.

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.  Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and loss adjustment expense incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

DAC

DAC represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts.  The Company defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.  Such DAC generally include agent or broker commissions, premium taxes, medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed.  Each cost is analyzed to assess whether it is fully deferrable.

The Company also defers a portion of the employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling.

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months.  It is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts.  Investment income is anticipated in assessing the recoverability of DAC.  The Company assesses the recoverability of DAC on an annual basis or more frequently if circumstances indicate impairment may have occurred.

LOSSES AND LOSS ADJUSTMENT EXPENSES

Overview

The estimation of the liability for unpaid loss and LAE is inherently difficult and subjective, especially in view of changing legal and economic environments that impact the development of loss reserves, and therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

Each of our insurance companies establishes reserves on its balance sheet for unpaid loss and LAE related to its property and casualty insurance and related reinsurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid loss and LAE includes significant estimates for IBNR claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid loss and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded.

As noted above, as of any balance sheet date, not all claims that have occurred have been reported to us, and if reported may not have been settled. The time period between the occurrence of a loss and the time it is settled is referred to as the “claim tail.” In general, actuarial judgments for shorter-tailed lines of business generally have much less of an effect on the determination of the loss reserve amount than when those same judgments are made regarding longer-tailed lines of business. Reported losses for the shorter-tailed classes, such as property and certain marine, aviation and energy classes, generally reach the ultimate level of incurred losses in a relatively short period of time. Rather than having to rely on actuarial assumptions for many accident years, these assumptions are generally only relevant for the more recent accident years.

The process of recording quarterly and annual liabilities for unpaid loss and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, catastrophe events, historical data, legal developments, and economic conditions, including the effects of inflation.

Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent lag from the time claims occur to when they are reported to an insurer and, if applicable, to when an insurer reports the claims to a reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this lag may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

Our insurance companies provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimating the ultimate liabilities for unpaid loss and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, our insurance companies will generally use actuarial projections in setting reserves for all casualty lines of business.

In conformity with GAAP, our insurance companies are not permitted to establish reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material adverse effect on our results of operations and financial condition during that period.

We believe that the reserves for unpaid loss and LAE established by our insurance companies are adequate as of December 31, 2015; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

Methodologies and Assumptions

Our insurance companies use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid loss and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance subsidiaries and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

Our loss reserve review processes use actuarial methods that vary by operating subsidiary and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

•
Reported Loss Development Method: a reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•
Paid Development Method: a paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•
Expected Loss Ratio Method: expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•	Bornhuetter-Ferguson Method: the results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

The primary actuarial assumptions used by insurance companies include the following:

•
Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer-tailed reinsurance business that are typically lower frequency, high severity classes, expected loss ratios are often used for the last several accident years or underwriting years, as appropriate.

•
Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer-tailed classes

•
Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our subsidiaries, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

In the absence of sufficiently credible internally-derived historical information, each of the above actuarial assumptions may also incorporate data from the insurance industries as a whole, or peer companies writing substantially similar coverages. Data from external sources may be used to set expectations, as well as assumptions regarding loss frequency or severity relative to an exposure unit or claim, among other actuarial parameters. Assumptions regarding the application or composition of peer group or industry reserving parameters require substantial judgment.

Loss Frequency and Severity

Loss frequency and severity are measures of loss activity that are considered in determining the key assumptions described above. Loss frequency is a measure of the number of claims per unit of insured exposure, and loss severity is a measure of the average size of claims. Factors affecting loss frequency include the effectiveness of loss controls and safety programs and changes in economic conditions or weather patterns. Factors affecting loss severity include changes in policy limits, retentions, rate of inflation and judicial interpretations. Another factor affecting estimates of loss frequency and severity is the loss reporting lag, which is the period of time between the occurrence of a loss and the date the loss is reported to our insurance companies. The length of the loss reporting lag affects their ability to accurately predict loss frequency (loss frequencies are more predictable for lines with short reporting lags), as well as the amount of reserves needed for IBNR. If the actual level of loss frequency and severity is higher or lower than expected, the ultimate losses will be different than management’s estimates.

Prior Year Development

Our insurance companies continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2015, 2014 and 2013 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

Refer to notes 1(l) and 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to note 2(r), “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2015 and 2014, we had no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2015, approximately 92% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments, as of December 31, 2015, that is sensitive to changes in interest rates.  The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

	2016	2017	2018	2019	2020	Thereafter	Total	Carrying Amount
Principal amount by expected maturity:
United States government obligations and authorities	$100	$4,236	$2,515	$5,823	$2,685	$23,144	$38,503	$38,791
Obligations of states and political subdivisions	8,330	18,420	14,235	12,990	11,850	32,550	98,375	110,702
Corporate securities	11,706	18,855	22,620	15,066	14,621	60,799	143,667	147,677
International securities	1,285	1,840	3,428	676	1,209	3,749	12,187	12,394
Collateralized mortgage obligations	3,105	3,557	2,011	505	7,639	17,993	34,810	36,233
Equity securities, at market	-	-	-	-	-	-	-	38,534
Total investments	$24,526	$46,908	$44,809	$35,060	$38,004	$138,235	$327,542	$384,331

Weighted average interest rate by expected maturity:
United States government obligations and authorities	4.48%	0.70%	1.17%	1.70%	1.65%	1.99%	1.73%
Obligations of states and political subdivisions	4.73%	4.52%	5.03%	5.00%	4.95%	4.81%	4.82%
Corporate securities	3.85%	3.46%	4.02%	4.58%	3.70%	3.93%	3.92%
International securities	2.47%	3.53%	2.80%	5.41%	3.55%	4.30%	3.56%
Collateralized mortgage obligations	5.49%	3.93%	2.67%	4.13%	4.22%	3.57%	3.88%
Equity securities, at market	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total investments	4.29%	3.67%	4.03%	4.27%	4.04%	3.78%	3.92%

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Federated National Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheet of Federated National Holding Company and subsidiaries  as of December 31, 2015 and the related consolidated statements of  operations, comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 2015. Our audit also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated National Holding Company and subsidiaries at December 31, 2015 and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federated National Holding Company and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Federated National Holding Company

We have audited the accompanying consolidated balance sheets of Federated National Holding Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. We also have audited Federated National Holdings Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federated National Holdings Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

/s/Goldstein Schechter Koch
Fort Lauderdale, FL
March 16, 2015, except for Schedule II dated March 14, 2016

Federated National Holding Company and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,
	2015	2014
ASSETS	(in thousands, except per share data)
Investments:
Debt securities, available-for-sale, at fair value	$339,178	$284,099
Debt securities, held-to-maturity, at amortized cost	6,619	7,417
Equity securities, available-for-sale, at fair value	38,534	39,247
Total investments	384,331	330,763

Cash and cash equivalents	53,038	40,157
Prepaid reinsurance premiums	120,771	54,502
Premiums receivable, net of allowance of $302 and $148, respectively	38,594	27,275
Reinsurance recoverable, net	12,714	12,534
Deferred acquisition costs	15,547	13,610
Income taxes receivable	2,691	1,810
Property and equipment, net	2,894	1,749
Other assets	7,718	21,231
Total assets	$638,298	$503,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loss and loss adjustment expense reserves	$97,340	$78,330
Unearned premiums	253,960	192,424
Debt from consolidated variable interest entity	5,000	-
Deferred income taxes, net	5,627	1,341
Other liabilities	25,612	38,957
Total liabilities	387,539	311,052

Preferred stock, $0.01 par value, 1,000,000 shares authorized	-	-
Common stock, $0.01 par value, 25,000,000 shares authorized; 13,798,773 and 13,632,414 shares issued and outstanding, respectively	138	136
Additional paid-in capital	131,998	127,302
Accumulated other comprehensive income	3,985	7,718
Retained earnings	96,461	57,423
Total shareholders’ equity attributable to Federated National Holding Company shareholders	232,582	192,579
Noncontrolling interest	18,177	-
Total shareholders’ equity	250,759	192,579
Total liabilities and shareholders’ equity	$638,298	$503,631

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenue:
Net premiums earned	$210,020	$170,905	$104,381
Net investment income	7,226	5,385	3,332
Net realized investment gains	3,616	4,426	2,881
Other income	29,031	19,976	11,143
Total revenue	249,893	200,692	121,737

Costs and expenses:
Losses and loss adjustment expenses	104,353	81,036	56,410
Commissions and other underwriting expenses	65,315	52,077	38,580
General and administrative expenses	15,032	10,272	7,529
Total costs and expenses	184,700	143,385	102,519

Income before income taxes	65,193	57,307	19,218
Income taxes	24,753	20,108	6,491
Net income	40,440	37,199	12,727
Net loss attributable to noncontrolling interest	(445)	-	-
Net income attributable to Federated National Holding Company shareholders	$40,885	$37,199	$12,727

Net income per share attributable to Federated National Holding Company shareholders:
Basic	$2.98	$3.08	$1.50
Diluted	$2.92	$2.99	$1.45

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$40,440	$37,199	$12,727
Change in net unrealized (losses) gains on investments available-for-sale	(6,308)	2,856	3,041
Comprehensive income before income taxes	34,132	40,055	15,768

Income tax benefit (expense) related to items of other comprehensive income	2,454	(1,102)	(1,144)
Comprehensive income	36,586	38,953	14,624

Comprehensive loss attributable to noncontrolling interest	(566)	-	-
Comprehensive income attributable to Federated National Holding Company shareholders	$37,152	$38,953	$14,624

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	Three Years Ended December 31, 2015
	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity attributable to Federated National Holding Company Shareholders	Noncontrolling Interest	Total Shareholders’ Equity
		Issued Shares	Amount
	(in thousands, except per share data)

Balance as of December 31, 2012	$-	7,979,488	$80	$51,356	$4,067	$10,402	$65,905	$-	$65,905
Net income	-	-	-	-	-	12,727	12,727	-	12,727
Other comprehensive income, net of tax of ($1,144)	-	-	-	-	1,897	-	1,897	-	1,897
Dividends paid	-	-	-	-	-	(1,233)	(1,233)	-	(1,233)
Stock issued in public offering	-	2,781,395	28	27,851	-	-	27,879	-	27,879
Issuance of common stock for share-based awards	-	140,833	1	857	-	-	858	-	858
Share-based compensation	-	-	-	461	-	-	461	-	461
Balance as of December 31, 2013	-	10,901,716	109	80,525	5,964	21,896	108,494	-	108,494
Net income	-	-	-	-	-	37,199	37,199	-	37,199
Other comprehensive income, net of tax of ($1,102)	-	-	-	-	1,754	-	1,754	-	1,754
Dividends paid	-	-	-	-	-	(1,672)	(1,672)	-	(1,672)
Stock issued in public offering	-	2,358,975	23	43,086	-	-	43,109	-	43,109
Issuance of common stock for share-based awards	-	371,723	4	1,551	-	-	1,555	-	1,555
Share-based compensation	-	-	-	2,140	-	-	2,140	-	2,140
Balance as of December 31, 2014	-	13,632,414	136	127,302	7,718	57,423	192,579	-	192,579
Net income (loss)	-	-	-	-	-	40,885	40,885	(445)	40,440
Other comprehensive loss, net of tax of $2,318 and $136, respectively	-	-	-	-	(3,733)	-	(3,733)	(121)	(3,854)
Noncontrolling interest capital contributions	-	-	-	-	-	-	-	18,743	18,743
Dividends paid	-	-	-	-	-	(1,847)	(1,847)	-	(1,847)
Issuance of common stock for share-based awards	-	166,359	2	169	-	-	171	-	171
Share-based compensation	-	-	-	4,527	-	-	4,527	-	4,527
Balance as of December 31, 2015	$-	$13,798,773	$138	$131,998	$3,985	$96,461	$232,582	$18,177	$250,759

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flow from operating activities:
Net income	$40,440	$37,199	$12,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(3,616)	(4,426)	(2,881)
Amortization of investment premium or discount, net	5,645	4,165	1,761
Depreciation and amortization	624	149	263
Share-based compensation	4,527	2,140	461
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(66,269)	(46,911)	(546)
Premiums receivable, net	(11,319)	(4,860)	(14,391)
Reinsurance recoverable, net	(180)	(9,793)	761
Deferred acquisition costs	(1,937)	3,098	(8,229)
Income taxes receivable, net	(2,445)	(4,189)	2,418
Loss and loss adjustment expense reserves	19,010	17,315	11,108
Unearned premiums	61,535	64,081	69,336
Deferred income taxes, net of other comprehensive income	6,741	765	2,020
Other, net	135	4,411	4,905
Net cash provided by operating activities	52,891	63,144	79,713
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	169,979	87,151	106,173
Purchases of investment securities	(231,884)	(194,087)	(192,627)
Purchases of property and equipment	(1,736)	(969)	(629)
Net cash used in investing activities	(63,641)	(107,905)	(87,083)
Cash flow from financing activities:
Noncontrolling interest equity investment	18,743	-	-
Issuance of debt in consolidated variable interest entity	5,000	-	-
Tax benefit related to share-based compensation	1,564	480	169
Issuance of common stock in public offering	-	43,109	27,879
Issuance of common stock for share-based awards	171	1,555	858
Dividends paid	(1,847)	(1,672)	(1,233)
Net cash provided by financing activities	23,631	43,472	27,673
Net increase (decrease) in cash and cash equivalents	12,881	(1,289)	20,303
Cash and cash equivalents at beginning of period	40,157	41,446	21,143
Cash and cash equivalents at end of period	$53,038	$40,157	$41,446

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16,262	$19,185	$1,870
Non-cash investing and finance activities:
Accrued dividends payable	$-	$564	$330

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(1) ORGANIZATION AND BUSINESS

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”), is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.   We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida.  We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture, described below.  An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

Monarch National Insurance Company Joint Venture

On March 19, 2015, the Company entered into a joint venture to organize MNIC, which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”); and Transatlantic Reinsurance Company (“TransRe”).

The Company and Crosswinds each invested $14.0 million in Monarch Delaware Holdings LLC (“Monarch Delaware”), the indirect parent company of MNIC, for a 42.4% interest in Monarch Delaware (each holding 50% of the voting interests in Monarch Delaware).  TransRe invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing 6% annual interest payable by Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of Monarch Delaware and the direct parent company of MNIC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(a)	BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (“GAAP”).  Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

(b)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of FNHC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIE”) in which we are the primary beneficiary.  All material inter-company accounts and transactions have been eliminated in consolidation.

A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest.  We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders.  We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements.

In connection with the investment in Monarch Delaware, we have determined that we are the primary beneficiary of this VIE, as we possess both the power to direct the activities of the VIE that most significantly impact its economic performance.  Accordingly, we consolidate the VIE in our consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
Refer to note 14 for additional information on the VIE.

(c)	ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates.

Similar to other property and casualty insurers, our liability for loss and loss adjustment expense reserves, although supported by actuarial projections and other data is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, we believe that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

(d)	FAIR VALUE

The fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists.  Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value.  Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or pay to transfer a liability in an orderly transaction.  Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress.  Our nonperformance or credit risk is considered in determining the fair value of liabilities.  Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange.

Refer to note 3 for additional information regarding fair value.

(e)	INVESTMENTS

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity, which include corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  The Company determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date.

Held-to-maturity investments are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other securities were classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income, and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of income.  In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

Refer to note 4 for additional information regarding investments.

(f)	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of all deposit balances with a bank that are available for immediate withdrawal and highly liquid investments.  All investments with maturities of three months or less at the date of the purchase are considered cash equivalents.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(g)	PREMIUMS AND UNEARNED PREMIUMS

Premiums are recognized as revenue on a pro-rata basis over the term of an insurance policy.  Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro-rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss and quota share contracts.  Premiums are earned ratably over the terms of the related coverage.

Unearned premiums and ceded unearned premiums represent the portion of gross premiums written and ceded premiums written, respectively, relating to the unexpired terms of such coverage.

Premium receivable balances are reported net of an allowance for estimated uncollectible premium amounts.  Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors.  Amounts deemed to be uncollectible are written off against the allowance.

(h)	REINSURANCE

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources.  Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants.  Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets.  To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter.  In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors.  Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.  To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables.  The Company currently has no allowances for uncollectible reinsurance recoverables.

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.  Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and loss adjustment expense incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

(i)	OTHER INCOME

Other income represents primarily policy fees, commission, brokerage and other income.  Policy fees represent a non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy.  Policy fees are recognized on the effective date of the insurance policy.  Commission and brokerage income is recognized on a pro-rata basis over the respective terms of the contracts.

(j)	DEFERRED ACQUISITION COSTS

Deferred Acquisition Costs (“DAC”) represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts.  The Company defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.  Such DAC generally include agent or broker commissions, premium taxes, medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed.  Each cost is analyzed to assess whether it is fully deferrable.

The Company also defers a portion of the employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months.  It is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts.  Investment income is anticipated in assessing the recoverability of DAC.  The Company assesses the recoverability of DAC on an annual basis or more frequently if circumstances indicate impairment may have occurred.

(k)	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using a straight-line method over the estimated useful lives, ranging from 3 to 15 years.  Repairs and maintenance are charged to expense as incurred.

The Company accounts for internal-use software development costs in accordance with accounting guidelines which state that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to expense as incurred until the project enters the application development phase.  Costs incurred in the application development phase are capitalized and are depreciated using the straight-line method over an estimated useful life of 5 years, beginning when the software is ready for use.

(l)	LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for loss and loss adjustment expense (“LAE”) represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Such liabilities are determined based upon our assessment of claims pending and the development of prior years’ loss liability. These amounts include liabilities based upon individual case estimates for reported losses and LAE’s and estimates of such amounts that are incurred but not yet reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE’s are settled.

The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for loss and loss adjustment expense reserves. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

(n)	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation based on the estimated grant date fair value. The Company grants awards with service only conditions and generally amortizes them on a straight-line over the requisite service period of the award, which is the vesting term.  The fair value of the restricted stock grants is determined based on the closing market price on the date of grant.  Non-employee directors are treated as employees for accounting purposes.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(o)	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares, while diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of such common shares and dilutive share equivalents result from the assumed exercise of employee stock options and vesting of restricted common stock and are calculated using the treasury stock method.

(p)	ADJUSTMENTS

During our third quarter 2015 analysis of actual experience to date under the July 1, 2014 quota share reinsurance contract, we re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions.  As a result of this re-evaluation, we concluded reinsurance contracts which have retrospective rating provisions should be accounted for under Accounting Standards Codification 944, Financial Services — Insurance (“ASC 944”), where amounts due to (from) the assuming companies are accrued based on estimated contract experience to date as though the contracts were terminated.  Refer to note 2 in our Form 10-Q for the period ended September 30, 2015 for additional information.

The adjustments to our accounting for the July 1, 2014 quota share reinsurance treaty, inclusive of other adjustments, are not material in any prior quarter or annual period based on an analysis of quantitative and qualitative factors in accordance with SEC Guidance.

As a result, we recorded these adjustments during the year ended December 31, 2015.  The adjustments increased net income by $0.6 million for the year ended December 31, 2015.

(q)	RECLASSIFICATIONS

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the 2015 presentation.  These reclassifications had no effect on the reported results of operations, financial condition, and cash flows. In the current period, the Company concluded it was appropriate to classify accounts on the consolidated balance sheets that do not have material balances in the periods being presented, such as contingent quota-share profit sharing, deferred quota-share profit sharing, and accounts payable and accrued expenses.  These prior year accounts are included within other assets and other liabilities on the consolidated balance sheets.  We have also reclassified certain revenue accounts that do not have material balances and included them within other income in the consolidated statements of operations.  In addition, during the current period, we reclassify certain costs and expenses, principally, operating and underwriting expenses, salaries and wages and amortization of deferred policy acquisition costs.  These respective account balances are now included in commissions and other underwriting expenses and general and administrative expenses in the consolidated statements of operations.  The Company believes this reclassification provide greater clarity and insight into the consolidated financial statements for the periods presented.

(r)	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration-Contracts. The amendments in this ASU apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services—Insurance. The amendments require insurance entities to disclose for annual reporting periods information on the liability for unpaid claims and claim adjustment expenses.  The amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. This new guidance affects disclosures only and will have no impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(3) FAIR VALUE

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

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities. An active market is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques that use observable market data.  All significant inputs are observable, or derived from observable information in the marketplace, or are supported by observable levels at which transactions are executed in the market place.

Level 3 — Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$34,733	$26,820	$-	$61,553
Obligations of states and political subdivisions	-	110,702	-	110,702
Corporate	-	154,620	-	154,620
International	-	12,303	-	12,303
	34,733	304,445	-	339,178

Equity securities	38,012	522	-	38,534

Total investments	$72,745	$304,967	$-	$377,712

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$46,002	$16,321	$-	$62,323
Obligations of states and political subdivisions	-	91,614	-	91,614
Corporate	-	119,024	-	119,024
International	-	11,138	-	11,138
	46,002	238,097	-	284,099

Equity securities	39,247	-	-	39,247

Total investments	$85,249	$238,097	$-	$323,346

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(4) INVESTMENTS

(a)	UNREALIZED GAINS AND LOSSES

The amortized cost and the fair value of debt and equity securities as of December 31, 2015 and 2014 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Debt Securities - available-for-sale:
United States government obligations and authorities	$61,384	$489	$320	$61,553
Obligations of states and political subdivisions	109,152	1,590	40	110,702
Corporate	154,957	1,153	1,490	154,620
International	12,528	18	243	12,303
	338,021	3,250	2,093	339,178

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,275	30	204	4,101
Corporate	2,253	14	20	2,247
International	91	0	0	91
	6,619	44	224	6,439

Equity securities	33,581	6,809	1,856	38,534

Total investments	$378,221	$10,103	$4,173	$384,151

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Debt Securities - available-for-sale:
United States government obligations and authorities	$61,376	$1,022	$75	$62,323
Obligations of states and political subdivisions	90,728	956	70	91,614
Corporate	117,778	1,578	332	119,024
International	11,139	53	54	11,138
	281,021	3,609	531	284,099

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,490	41	225	4,306
Corporate	2,681	31	5	2,707
International	246	1	1	246
	7,417	73	231	7,259

Equity securities	29,908	9,836	497	39,247

Total investments	$318,346	$13,518	$1,259	$330,605

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(b)	CONTRACTUAL MATURITY

The amortized cost and estimated fair value of debt securities as of December 31, 2015 and 2014 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,
	2015		2014
	Amortized		Amortized
Securities with maturity dates:	Cost	Fair Value	Cost	Fair Value
	(in thousands)
Debt securities, available-for-sale:
One year or less	$24,470	$24,488	$16,346	$16,364
Over one through five years	170,797	171,113	170,286	171,320
Over five through ten years	142,728	143,545	94,368	96,382
Over ten years	26	32	26	33
	338,021	339,178	281,026	284,099
Debt securities, held-to-maturity:
One year or less	486	487	432	433
Over one through five years	1,899	1,915	2,947	2,953
Over five through ten years	4,234	4,037	4,038	3,873
Over ten years	-	-	-	-
	6,619	6,439	7,417	7,259

Total	$344,640	$345,617	$288,443	$291,358

(c)	NET INVESTMENT INCOME

Net investment income was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest income	$6,576	$4,775	$2,850
Dividends income	588	553	478
Cash and cash equivalents	62	57	4
Net investment income	$7,226	$5,385	$3,332

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(d)	NET REALIZED GAINS AND LOSSES

The amount of gross realized gains and losses were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross realized gains:
Debt securities	$1,272	$725	$1,690
Equity securities	4,959	4,489	2,858
Total gross realized gains	6,231	5,214	4,548

Gross realized losses:
Debt securities	(805)	(147)	(1,001)
Equity securities	(1,810)	(641)	(666)
Total gross realized losses	(2,615)	(788)	(1,667)

Net realized gains on investments	$3,616	$4,426	$2,881

During the years ended December 31, 2015, 2014 and 2013, the proceeds from sales of investment securities were $157.2 million, $81.5 million and $100.1 million, respectively.

During the years ended December 31, 2015, 2014 and 2013, OTTI losses were $0.4 million, $0 and $0, respectively.  The determination that unrealized losses on such securities were other-than-temporary was primarily based on the duration of the decline in the fair value of such relative to their cost as of the balance sheet date.

(e)	AGING OF GROSS UNREALIZED LOSSES

As of December 31, 2015 and 2014, gross unrealized losses and related fair values for debt and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Debt securities:
United States government obligations and authorities	$30,464	$303	$659	$17	$31,123	$320
Obligations of states and political subdivisions	16,652	40	-	-	16,652	40
Corporate	87,176	1,420	3,590	70	90,766	1,490
International	8,660	191	281	52	8,941	243
	142,952	1,954	4,530	139	147,482	2,093

Equity securities	11,790	1,850	84	6	11,874	1,856

Total investments	$154,742	$3,804	$4,614	$145	$159,356	$3,949

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
	Less than 12 months		12 months or longer		Total
December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Debt securities:
United States government obligations and authorities	$9,171	$22	$3,809	$53	$12,980	$75
Obligations of states and political subdivisions	27,426	66	246	4	27,672	70
Corporate	42,888	260	4,861	72	47,749	332
International	6,261	54	-	-	6,261	54
	85,746	402	8,916	129	94,662	531

Equity securities	3,683	461	200	36	3,883	497

Total investments	$89,429	$863	$9,116	$165	$98,545	$1,028

(f)	STATUTORY DEPOSITS

As of December 31, 2015, investments with fair values of $6.6 million, the majority of which were debt securities, were deposited with governmental authorities as required by law.

(5) REINSURANCE

Overview

The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota-share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. The following reinsurance recoverable is reflected in the consolidated balance sheets as of the dates presented as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Reinsurance recoverable on paid losses	$5,218	$2,140
Reinsurance recoverable on unpaid losses	7,496	10,394
Reinsurance recoverable, net	$12,714	$12,534

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
Premiums Written and Earned

The following table indicates premiums written and earned as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Premiums written:
Direct	$493,770	$377,156	$243,373
Ceded	(268,517)	(201,998)	(82,709)
	$225,253	$175,158	$160,664
Premiums earned:
Direct	$432,233	$313,075	$174,037
Ceded	(222,213)	(142,170)	(69,656)
	$210,020	$170,905	$104,381

Significant Reinsurance Contracts

FNIC operates primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level.  We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.  MNIC does not have any material reinsurance contracts as of December 31, 2015.  All of our reinsurance contracts do not relieve FNIC from their direct obligations to insured.

The Company’s reinsurance program, which generally runs from July 1 to June 30 of the following year, consists of excess of loss, Florida Hurricane Catastrophe Fund (“FHCF”) and quota share, which is a form of proportional reinsurance, treaties which insure the homeowners’ property lines from catastrophes in Florida and other states.  The excess of loss and FHCF treaties, which became effective on July 1, 2015, insures for approximately $1.82 billion of aggregate catastrophic losses and LAE with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event.  The FHCF treaty only affords coverage for losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

The Company’s quota share treaties, which are included in the reinsurance program, runs from July 1 to June 30 of the following year.  The quota share treaties consist of two different treaties, one for 30% which became effective July 1, 2014 and the other for 10% which became effective July 1, 2015.  The combined treaties provide a 40% quota share reinsurance treaty on the first $100 million of covered losses for the homeowners’ insurance program in Florida.

The quota share reinsurance agreements require FNIC to secure the credit, regulatory and business risk.  Fully funded trust agreements securing these risks totaled $3.5 million and $4.9 million, as of December 31, 2015 and 2014, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(6) LOSS AND LAE RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross reserves, beginning of period	$78,330	$61,016	$49,908
Less: reinsurance recoverable (1)	(10,394)	(2,313)	(3,212)
Net reserves, beginning of period	67,936	58,703	46,696

Incurred loss, net of reinsurance, related to:
Current year	113,819	79,932	56,209
Prior years	(9,466)	1,104	201
Total incurred loss and LAE, net of reinsurance	104,353	81,036	56,410

Paid loss, net of reinsurance, related to:
Current year	49,531	40,680	22,557
Prior years	32,914	31,123	21,846
Total paid loss and LAE, net of reinsurance	82,445	71,803	44,403

Net reserves, end of period	89,844	67,936	58,703
Plus: reinsurance recoverable (1)	7,496	10,394	2,313
Gross reserves, end of period	$97,340	$78,330	$61,016

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

The favorable development in 2015 is primarily a result of continued favorable loss experience (mostly caused by decreased severity in reported claims) in the Company’s all other peril homeowners coverage caused in part by the absense of severe weather in Forida in recent years. Specifically, we have experienced better severity than expected on the 2014 and 2013 accident years.

(7) DEBT

On March 17, 2015, MNHC, our consolidated VIE, issued a promissory note with a principal amount of $5.0 million bearing 6% annual interest, due March 17, 2021 with interest payable on an annual basis due March 17 each year. The debt was issued to TransRe and is being carried at the unpaid principal balance; any accrued and unpaid interest is recognized in other liabilities in the consolidated statement of operations. In addition, the company recorded $0.1 million of debt issuance costs related to the 6% promissory note.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(8) INCOME TAXES

A summary of the provision for income tax expense is as follows.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Federal:
Current	$15,523	$16,659	$4,289
Deferred	6,118	1,059	1,393
Federal income tax expense	21,641	17,718	5,682
State:
Current	2,489	2,204	-
Deferred	623	186	809
State income tax expense	3,112	2,390	809

Total	$24,753	$20,108	$6,491

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense as follows):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Computed expected tax expense provision, at federal rate	$22,829	$19,887	$6,535
State tax, net of federal tax benefit	2,291	1,696	698
Tax-exempt interest	(445)	(312)	(31)
Income subject to dividends-received deduction	(109)	(136)	(97)
Return to provision and rate changes	119	(1,027)	(306)
Other	68	-	(308)
Income tax expense total	$24,753	$20,108	$6,491

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Unearned premiums	$9,375	$7,812
Loss and loss adjustment expense reserves	1,175	1,239
Accrued expenses	694	-
Net operating loss carryforwards	140	-
Share-based compensation	606	545
Other	212	144
Total	12,202	9,740

Deferred tax liabilities:
Deferred acquisition costs	(11,906)	(6,199)
Net unrealized gains on investments	(2,336)	(4,792)
Deferred revenue related to reinsurance	(3,395)	-
Other	(192)	(90)
Total	(17,829)	(11,081)

Net deferred tax liability	$(5,627)	$(1,341)

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2014 are open for review by the Internal Revenue Service (“IRS”) and other state taxing authorities. The Company’s 2011 federal tax return was under review by the IRS and in 2014 the audit was closed with a no change report.

As of December 31, 2015, 2014 and 2013, we have determined that there are no uncertain tax positions.

(9) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of conducting business, the Company is involved in various legal proceedings, specifically claims litigation.  The company’s insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims.  The company accounts for such activity through the establishment of loss and loss adjustment expense reserves.  We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial statements.  The Company is also occasionally involved in other legal and regulatory proceedings, some of which may assert claims for substantial amounts.  These other legal proceedings may occasionally make us party to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.

 On a quarterly basis, the Company reviews these outstanding matters, if any.  Consistent with GAAP, the Company establishes accruals when it is probable that a loss has been incurred and the Company can reasonably estimate its potential exposure.  We record for such probable and estimable losses, if any, through the establishment of legal expense reserves.  Based on our quarterly review, the Company believes that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF and Florida Joint Underwriters Insurance Association (“JUA”). As a direct premium writer in the state of Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3) (a), administered by FIGA. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

FNIC is also required to participate in an insurance apportionment plan under Florida Statutes Section 627.351, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan. Future assessments by this association are undeterminable at this time.

Leases

The Company is committed under various operating lease agreements for office space.  Rental expense for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $0.5 million and $0.4 million, respectively.  As of December 31, 2015, the future minimum lease payments under these agreements are as follows:

Year Ended December 31,	Aggregate Minimum Lease Payments
(in thousands)
2016	$918
2017	934
2018	953
2019	981
2020	1,019
Thereafter	2,104
Total	$6,909

(10) SHAREHOLDERS’ EQUITY

Stock Compensation Plan

In April 2012, our Board of Directors adopted, and in September 2012 our shareholders approved, the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan permits the issuance of up to 1,000,000 shares of our common stock, subject to adjustment as provided for in the 2012 Plan, in connection with the grant of a variety of equity incentive awards, such as stock options and restricted stocks. Officers, directors, executive management and all other employees of the Company and its subsidiaries are eligible to participate in the 2012 Plan. Awards may be granted singly, in combination, or in tandem. The 2012 Plan will expire on April 5, 2022.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
Share-based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Restricted stock	$2,930	$1,525	$120
Stock options	33	135	172
Total share-based compensation expense	$2,963	$1,660	$292

Excess tax benefits from share-based awards	$1,564	$480	$169
Intrinsic value of options exercised	$1,124	$5,172	$583
Fair value of restricted stock vested	$2,303	$549	$-

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on The NASDAQ Global Select Market.

The unamortized share-based compensation expense is $6.9 million for the year ended December 31, 2015, which will be recognized over the remaining weighted average vesting period of approximately 3.21 years.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2013 to December 31, 2015 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2013	781,097	$5.93
Granted	-	$-
Exercised	(166,077)	$7.15
Cancelled	(88,499)	$11.77
Outstanding at December 31, 2013	526,521	$4.56
Granted	-	$-
Exercised	(302,735)	$5.13
Cancelled	(4,501)	$3.49
Outstanding at December 31, 2014	219,285	$3.79
Granted	-	$-
Exercised	(44,652)	$3.81
Cancelled	-	$-
Outstanding at December 31, 2015	174,633	$3.79

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
A following table summarizes information about stock options outstanding and exercisable in a select price range as of December 31, 2015:

	Options Outstanding and Exercisable
Range of Exercise Price	Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.45 - $4.40	174,633	5.60	$3.79	$4,500,825

Restricted Stock

During the years ended December 31, 2015, 2014 and 2013, the restricted stock awards issued have been granted to executives, directors and other key employees. The shares granted typically vest in equal portions over three or five years. A summary of the Company’s restricted stock activity for the period from January 1, 2013 to December 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	-	$-
Granted	250,000	$8.23
Vested	-	$-
Cancelled	(500)	$5.54
Outstanding at December 31, 2013	249,500	$8.24
Granted	268,648	$22.50
Vested	(68,988)	$7.96
Cancelled	(1,359)	$8.29
Outstanding at December 31, 2014	447,801	$16.84
Granted	116,140	$27.53
Vested	(145,134)	$15.87
Cancelled	-	$-
Outstanding at December 31, 2015	418,807	$20.14

The weighted average grant date fair value is measured at the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Select Market.

(11) EMPLOYEE BENEFIT PLAN

The Company sponsors a profit sharing plan under Section 401(K) of the Internal Revenue Code, which is a defined contribution plan that allows employees to defer compensation through contributions to the 401(K) Plan.  This plan covers substantially all employees who meet specified service requirements and includes a 100% match up to the first 6% of an employee’s salary, not to exceed statutory limits.  Additionally, the Company may make additional profit-sharing contributions.  For the year ended December 31, 2015, the Company made an additional contribution of 1% of an employee’s salary.  During the years ended December 31, 2014 and 2013, there was no additional profit-sharing contribution during the years ended December 31, 2014 and 2013.

The Company’s total contributions to the 401(K) Plan were $0.6 million, $0.4 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(12) RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions entered into by the Company for the years ended December 31, 2015, 2014 and 2013.

The Company entered into catastrophe excess of loss reinsurance agreements with TransRe. For the years ended December 31, 2015, 2014 and 2013, the Company ceded premiums related to these agreements totaling $4.1 million, $1.2 million and $0, respectively. There have not been any ceded losses relating to these agreements.

The Company’s Chairman of the Board of Directors is a partner at a law firm that handles certain litigation claims for FNHC. Fees paid to the law firm amounted to $26,151, $6,538 and $36,400 for the years ended December 31, 2015, 2014, and 2013, respectively.

For the years ended December 31, 2015, 2014 and 2013, the Company paid investment fees to Crosswinds AUM, LLC, a wholly owned subsidiary of Crosswinds, totaling $0.2 million, $0 and $0, respectively.

Refer to to note 7 for information relating to the debt owed to TransRe.

(13) EARNINGS PER SHARE

The following table illustrates our computations of basic and diluted net income per share.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income attributable to Federated National Holding Company shareholders	$40,885	$37,199	$12,727
Weighted average number of common shares outstanding - basic	13,729	12,082	8,506
Net income per share - basic	$2.98	$3.08	$1.50

Weighted average number of common shares outstanding - basic	13,729	12,082	8,506
Dilutive effect of stock compensation plans	268	356	266
Weighted average number of common shares outstanding - diluted	13,997	12,438	8,772
Net income per share - diluted	$2.92	$2.99	$1.45

Dividends per share	$0.18	$0.13	$0.11

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
(14) VARIABLE INTEREST ENTITY

The carrying amounts of Monarch Delaware, our consolidated VIE, assets, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

December 31, 2015
ASSETS	(in thousands)
Investments
Debt maturities, held-to-maturity, at amortized cost	$21,312
Equity securities, available-for-sale, at fair value	1,358
Total investments	22,670

Cash and cash equivalents	14,616
Prepaid reinsurance premiums	34
Premiums receivable, net	355
Deferred income taxes, net	646
Deferred acquisition costs	234
Other assets	270
Total assets	$38,825

LIABILITIES
Loss and loss adjustment expense reserves	$237
Unearned premiums	1,448
Debt	5,000
Income taxes payable	8
Other liabilities	374
Total liabilities	$7,067

(15)  STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida OIR.  These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual.  The Company did not use any prescribed or permitted statutory accounting practices that differed from the National Association of Insurance Commissioners’ statutory accounting practices as of December 31, 2015.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31.  Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends.  As of December 31, 2015, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company.  These standards require dividends to be paid only from statutory unassigned surplus.  The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year, not including realized capital gains, plus a 2-year carryforward or 10.0% of statutory unassigned surplus as of the preceding year end.  A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i)  Ten percent of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the office at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the Florida OIR on a case-by-case basis.  These dividends are referred to as “ordinary dividends.”  However, if a dividend, together with other dividends paid within the preceding twelve months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (continued)
December 31, 2015
As of December 31, 2015 and 2014, on a consolidated statutory basis, the capital and surplus of the Company’s insurance companies was $175.9 million and $125.3 million, respectively.  For the years ended December 2015, 2014 and 2013, consolidated statutory net income of the Company’s insurance companies was $23.9 million, $29.3 million and $3.6 million, respectively.  Statutory capital and surplus significantly exceeds amounts necessary to satisfy regulatory requirements.

(16)  QUARTERLY RESULTS OF OPERATIONS

The following is a summary of unaudited quarterly results of operations:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015
Net premiums earned	$44,786	$49,227	$62,286	$53,721
Total revenue	$54,936	$58,790	$72,599	$63,568
Losses and loss adjustment expenses	$23,949	$23,149	$28,412	$28,843
Total costs and expenses	$40,452	$40,151	$54,974	$49,123
Net income attributable to Federated National Holding Company shareholders	$9,284	$11,734	$10,593	$9,274
Net income per share - basic	$0.68	$0.86	$0.77	$0.67

2014
Net premiums earned	$44,004	$51,433	$34,518	$40,950
Total revenue	$49,715	$59,003	$43,150	$48,824
Losses and loss adjustment expenses	$20,828	$24,522	$15,126	$20,560
Total costs and expenses	$35,987	$41,009	$31,695	$34,694
Net income attributable to Federated National Holding Company shareholders	$8,423	$11,554	$7,227	$9,995
Net income per share - basic	$0.77	$1.04	$0.57	$0.73

(17) SUBSEQUENT EVENTS

On March 7, 2016, we announced that the Company’s Board of Directors approved a dividend of $0.06 per share, which will be paid on June 1, 2016 to shareholders on record as of May 2, 2016.

On March 10, 2016, the Company’s Board of Directors granted 128,472 of restricted shares to the Company’s Directors, Executives and other employees. The restricted shares vest over three or five years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Internal Control over Financial Reporting

The Board of Directors and Shareholders
Federated National Holding Company and Subsidiaries

We have audited Federated National Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federated National Holding Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Federated National Holding Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the year ended December 31, 2015, of Federated National Holding Company and subsidiaries and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 14, 2016

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee. Our independent registered public accounting firm that audited the consolidated financial statements include in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included on page 64 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Except as provided below, the information required by this Part III (Items 10, 11, 12, 13 and 14) is included either in our definitive proxy statement for our 2016 annual meeting of shareholders (the “2016 Proxy Statement”) or in an amendment to this Form 10-K (the “Form 10-K/A”), as the case may be, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2015.

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as noted below, the information required by this Item is included in either the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

Corporate Governance/Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct policy is available on our web site at www.FedNat.com.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this Item is included in either the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in either the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in either the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in either the 2016 Proxy Statement or the Form 10-K/A, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Peter J. Prygelski, III
Peter J. Prygelski, III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:  March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 14, 2016
Michael H. Braun	(Principal Executive Officer)

/s/ Peter J. Prygelski, III	Chief Financial Officer and Director	March 14, 2016
Peter J. Prygelski, III	(Principal Financial and Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 14, 2016
Bruce F. Simberg

/s/ Carl Dorf	Director	March 14, 2016
Carl Dorf

/s/ Jenifer G. Kimbrough	Director	March 14, 2016
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 14, 2016
Thomas A. Rogers

/s/ William G. Stewart	Director	March 14, 2016
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 14, 2016
Richard W. Wilcox, Jr.

Index to Financial Statement Schedules
PAGE

Schedule II Condensed Financial Information of Registrant	70
Schedule V Valuation and Qualifying Accounts	73
Schedule VI Supplemental Information Concerning Insurance Operations	74

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)
December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS	(in thousands)
Investments in subsidiaries	$282,504	$208,853
Investments securities, available-for-sale, at fair value	25,649	43,962
Cash and cash equivalents	2,397	12,053
Deferred income taxes, net	485	332
Income taxes receivable	10,471	8,966
Other assets	1,506	1,555
Total assets	$323,012	$275,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to subsidiaries	$70,079	$63,649
Capital contribution payable	-	18,501
Other liabilities	2,174	992
Total liabilities	72,253	83,142

Preferred stock	-	-
Common stock	138	136
Additional paid-in capital	131,998	127,302
Accumulated other comprehensive income	3,985	7,718
Retained earnings	96,461	57,423
Total shareholders’ equity attributable Federated National Holding Company shareholders	232,582	192,579
Noncontrolling interest	18,177	-
Total shareholders’ equity	250,759	192,579
Total liabilities and shareholders’ equity	$323,012	$275,721

See accompanying note to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (continued)
Condensed Statements of Earnings
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
Management fees	$2,489	$2,387	$1,864
Net investment income	609	417	147
Equity in income of consolidated subsidiaries	71,905	61,653	21,623
Total revenue	75,003	64,457	23,634

Costs and expenses:
General and administrative expenses	9,810	7,150	4,416
Total costs and expenses	9,810	7,150	4,416

Income before income taxes	65,193	57,307	19,218
Income taxes	24,753	20,108	6,491
Net income	40,440	37,199	12,727
Net loss attributable to noncontrolling interest	(445)	-	-

Net income attributable to Federated National Holding Company shareholders	$40,885	$37,199	$12,727

See accompanying note to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flow from operating activities:
Net income	$40,440	$37,199	$12,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of consolidated subsidiaries	(71,905)	(61,653)	(21,623)
Share-based compensation	4,527	2,140	461
Changes in operating assets and liabilities:
Deferred income taxes, net of other comprehensive (loss) income	(153)	674	3,333
Income taxes receivable, net	24,352	16,521	1,732
Capital contribution payable	(18,501)	2,501	16,000
Other, net	8,551	2,483	5,339
Net cash (used in) provided by operating activities	(12,689)	(135)	17,969

Cash flow from investing activities:
Capital contributions to consolidated subsidiaries, net	(32,743)	(18,501)	(16,000)
Sales, maturities and redemptions of investments securities	38,612	22,414	1,524
Purchases of investment securities	(21,354)	(36,949)	(30,366)
Purchases from property and equipment	(113)	(391)	(149)
Net cash used in investing activities	(15,598)	(33,427)	(44,991)
Cash flow from financing activities:
Noncontrolling interest equity investment	18,743	-	-
Tax benefit related to share-based compensation	1,564	480	169
Issuance of common stock for share-based awards	171	1,555	858
Issuance of common stock in public offering	-	43,109	27,879
Dividends paid	(1,847)	(1,672)	(1,233)
Net cash provided by financing activities	18,631	43,472	27,673
Net (decrease) increase in cash and cash equivalents	(9,656)	9,910	651
Cash and cash equivalents at beginning of period	12,053	2,143	1,492
Cash and cash equivalents at end of period	$2,397	$12,053	$2,143

See accompanying note to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (continued)
Note to Condensed Financial Statements
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

(1)	ORGANIZATION AND BASIS OF PRESENTATION

FNHC, the Parent Company, is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

The accompanying condensed financial statements include the activity of the Parent Company and, on an equity basis, its consolidated subsidiaries.  Accordingly, these condensed financial statements have been presented for the parent company only.  These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of FNHC and subsidiaries set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K.

In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

Certain amounts in prior year’s condensed financial statements have been reclassified to conform to the 2015 presentation.

Schedule V – Valuation and Qualifying Accounts
FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

Year	Description	Balance at January 1,	Charged to Costs and Expenses	Deductions	Balance at December 31,
		(in thousands)
2015	Allowance for uncollectible reinsurance recoverable	$-	$-	$-	$-
	Allowance for uncollectible premiums receivable	$148	$192	$(38)	$302
2014	Allowance for uncollectible reinsurance recoverable	$-	$-	$-	$-
	Allowance for uncollectible premiums receivable	$143	$45	$(40)	$148
2013	Allowance for uncollectible reinsurance recoverable	$-	$-	$-	$-
	Allowance for uncollectible premiums receivable	$69	$250	$(176)	$143

SCHEDULE VI – Supplemental Information Concerning Insurance Operations
FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

		At December 31,			For the Year Ended December 31,
							Claim and Claim Adjustment Expenses Incurred Related to
Year	Line of Business	Deferred Acquisition Costs	Loss and Loss Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
(in thousands)
2015	Property and Casualty Insurance	$15,547	$97,340	$253,960	$210,020	$7,226	$113,819	$(9,466)	$37,276	$82,445	$225,253

2014	Property and Casualty Insurance	$13,610	$78,330	$192,424	$170,905	$5,385	$79,932	$1,104	$27,474	$71,803	$175,158

2013	Property and Casualty Insurance	$16,708	$61,016	$128,343	$104,381	$3,332	$56,209	$201	$21,447	$44,403	$160,664

EXHIBIT INDEX

Exhibit	Description

3.1
Amended and Restated Articles of Incorporation, as amended (Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 14, 2012).

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

10.7
Excess Catastrophe Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.8
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.9
Homeowners Quota Share Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.10
Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.11
Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.12
FHCF Supplement Layer Reinsurance Contract, effective June 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.13
Order to Cease and Desist dated May 19, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference from Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2015).

10.14
Final Order dated October 21, 2015 from the Florida Office of Insurance Regulation to Federated National Insurance Company (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2015).

10.15
Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.16
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.17
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.18
Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun (incorporated by reference from Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.19
Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun (incorporated by reference from Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.20
Amendment No. 1 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective March 17, 2015 between Federated National Holding Company and Peter J. Prygelski, III (incorporated by reference from Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.21
Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference from Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.22
First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.23
Second Amendment to Insurance Agency Master Agreement dated January 1, 2015 between Federated National Underwriters, Inc. and Ivantage Select Agency, Inc. (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.24
Subscription Agreement, effective as of July 18, 2014, among C.A. Bancorp Inc., Federated National Holding Company, and Transatlantic Reinsurance Company (incorporated by reference from Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for its quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.25
Managing General Agent and Claims Administration Agreement dated as of March 17, 2015 between Monarch National Insurance Company and FedNat Underwriters, Inc. (incorporated by reference from Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.26
Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (incorporated by reference from Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.27
Consulting Agreement dated as of May 6, 2015 between Bruce F. Simberg and Federated National Holding Company (incorporated by reference from Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.28
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) to be effective June 1, 2016 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

10.29
Reimbursement Contract between Monarch National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) to be effective June 1, 2016 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2016).

21.1	Subsidiaries of the Company *

23.1	Consent of Goldstein, Schechter, Koch, P.A. Independent Certified Public Accountants *

23.2	Consent of Ernst & Young LLP Independent Certified Public Accountants *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

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