Form 10-K/A
period 2015-12-31
FEDERATED NATIONAL HOLDING CO
filed 2016-04-29
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $312,306,493 on June 30, 2015, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 7, 2016, the total number of common shares outstanding of Registrant's common stock was 14,241,207.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from Federated National Holding Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed on March 14, 2016 (the “Original Form 10-K”).  Except as expressly set forth in this Amendment No. 1, no portion of the Original Form 10-K is being amended or updated by this Amendment No. 1.

ii

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of April 28, 2016:

Name	Age	Position with the Company
Michael H. Braun (5)	48	Chief Executive Officer, President, Class I Director

Peter J. Prygelski III (2)	47	Chief Financial Officer, Treasurer, Class I Director

Bruce F Simberg (2)(3)(4)(5)	67	Chairman of the Board, Class II Director

Jenifer G. Kimbrough (1)(3)(4)	45	Class I Director

Richard W. Wilcox Jr. (1)(3)(4)	74	Lead Director, Class II Director

William G. Stewart (2)(4)	67	Class II Director

Carl Dorf (1)(2)(4)	75	Class III Director

Thomas A. Rogers (3)(4)(5)	65	Class III Director

(1)	Audit Committee Member
(2)	Investment Committee Member
(3)	Compensation Committee Member
(4)	Nominating Committee Member
(5)	Business Development Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors terminates on the date of our 2016 annual meeting.  The current term of the Class II directors terminates on the date of our 2018 annual meeting and the current term of the Class III directors terminate as of the date of our 2017 annual meeting.

The following is a brief description of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, elected to the Board of Directors in December 2005 and served as Chairman of the Board from March 2015 to January 2016.   Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio.  Mr. Braun has also served as President of Federated National Insurance Company (“FNIC”), a subsidiary of the Company, since September 2003, a position that he continues to hold. Previously, he held key management positions within FNIC, responsible for operations, marketing and underwriting.  Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.  Mr. Braun does not serve on the board of directors of any other Securities and Exchange Commission (“SEC”) reporting company.

Mr. Braun’s nearly 20-year tenure with the Company, together with his substantial experience in all aspects of insurance company operations, including product development, strategy, reinsurance and underwriting, have been critical to the Company’s growth in the Florida homeowners’ insurance market.

Peter J. Prygelski III was named Chief Financial Officer in June 2007 after serving as an independent director from January 2004 through June 2007 and was appointed as Treasurer in February 2008.  Mr. Prygelski was re-nominated to the Board in June 2008 and has served as an inside director since that time.  Mr. Prygelski has spent his entire career in the financial services industry.  He spent 12 years at American Express in various capacities including; Director of Internal Audit and Assistant General Auditor of American Express Centurion Bank.  In this capacity, Mr. Prygelski was responsible for the monitoring of internal controls for a bank with $45 billion in assets, and assessing and mitigating operational, reputational, regulatory and strategic risk.  After leaving American Express, he spent the next three years at Ernst & Young and Deloitte and Touche.  At both firms, Mr. Prygelski served as a senior manager responsible for growing the financial services practice in the Southeast.  He managed teams that provided Fortune 500 companies with consulting services in the following areas; Finance Transformation, Finance Operations Effectiveness, Financial Reporting, Cost Optimization, Governance, Risk and Compliance Services, and Board of Directors Performance.  Mr. Prygelski does not serve on the board of directors of any other SEC reporting company.

Mr. Prygelski’s significant experience in financial reporting, audit, compliance and internal controls with companies in the financial services industry, and his knowledge of investment management, have been an essential component of the Company’s growth in recent years.

Bruce F. Simberg rejoined the Board on January 29, 2016, after serving as a Class II director of the Company from January 1998 to March 2015. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy, Simberg, Ganon, Krevans, Abel, Lurvey, Morrow & Schefer, P.A. (“Conroy Simberg”), a law firm in Fort Lauderdale, Florida, since October 1979.  Mr. Simberg does not serve on the board of directors of any other SEC reporting company.

Mr. Simberg has significant historical knowledge and understanding of the Company’s development, as well as significant experience in insurance-related and other litigation and risk assessment matters.

Jenifer G. Kimbrough has served as a director of the Company since April 2009.  Ms. Kimbrough serves as Managing Director, Chief Financial Officer at Oakworth Capital Bank since October 2015, prior to which Ms. Kimbrough was the Vice President of Compliance and Audit for Surgical Care Affiliates from March 2010 to October 2015.  Prior to 2010, Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation.  From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP.  Ms. Kimbrough received her certification as a certified public accountant from the Alabama State Board of Public Accountancy in 1994.  Ms. Kimbrough is an active member of several societies, including: American Woman’s Society of CPAs, Institute of Internal Auditors, Alabama State Society of CPAs and American Institute of CPAs.  Additionally, she recently served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA.  Ms. Kimbrough does not serve on the board of directors of any other SEC reporting company.

Ms. Kimbrough brings her significant knowledge in compliance and audit, from both the issuer’s perspective and the auditor’s perspective, to the Company and the Board.

Richard W. Wilcox Jr. has served as a director of the Company since January 2003.  Mr. Wilcox has been in the insurance industry for more than 40 years.  In 1963, Mr. Wilcox started an insurance agency that eventually developed into a business generating $10 million in annual revenue.  In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998.  In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired.  Mr. Wilcox holds CIC designation as a member of the Society of Certified Insurance Counselors.  Mr. Wilcox also holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization.  Mr. Wilcox does not serve on the board of directors of any other SEC reporting company.

Mr. Wilcox provides the Board with his substantial experience with insurance agency operations and his overall knowledge of the insurance industry.

William G. Stewart was appointed to serve as a director of the Company beginning October 1, 2015. Mr. Stewart joins the Board with significant experience in administration and investment management. He has served as the Deputy Secretary of Administration for the State of Maryland, Department of Public Safety and Correctional Services, since February 2015, and from 2003 to 2007 was an Assistant Secretary for Administration/Business Services and an Acting Deputy Secretary for the State of Maryland, Department of Juvenile Services. He has more than 35 years’ experience in the securities industry, including as a Senior Consultant at Asset Strategy Consultants, an investment management consulting firm, from 2007 to 2015, and as a senior executive officer and registered representative at Mercantile Capital Advisors, Inc. from 2000 to 2002, and at BT Alex. Brown Incorporated and Alex. Brown & Sons Incorporated from 1990 to 1999. Mr. Stewart received a Bachelor of Arts degree from Princeton University and a Masters of Business Administration from the University of Virginia Graduate School of Business Administration.  Mr. Stewart does not serve on the board of directors of any other SEC reporting company.

Mr. Stewart’s significant experience in administration and investment management provides the Board with greater depth of knowledge regarding management of the Company’s investment portfolio.

Carl Dorf, has served as a director of the Company since August 2001.  Mr. Dorf has over 40 years of diversified investment experience as a security analyst, portfolio manager, mutual fund manager and hedge fund manager.  He earned the Chartered Financial Analyst (CFA) designation and in the past served as director of the Los Angeles Society of Security Analysts.  Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.  Mr. Dorf does not serve on the board of directors of any other SEC reporting company.

Mr. Dorf brings to the Board substantial experience in investment management, and provides the Board with important perspectives from the investors’ point of view as a result of his many years’ experience as an analyst and fund manager.

Thomas A. Rogers was appointed to serve as a director of the Company beginning October 1, 2015. Mr. Rogers has more than 40 years’ experience in the reinsurance industry, including 22 years serving in senior executive officer positions with Aon Benfield Inc. until his retirement in 2014 as its Vice Chairman. Prior to Aon Benfield, Mr. Rogers spent 18 years with both reinsurance underwriting and intermediary companies and specialized in the development and management of specialized property and casualty lines. Mr. Rogers received his Bachelor of Science degree from Drexel University.  Mr. Rogers does not serve on the board of directors of any other SEC reporting company.

Mr. Rogers’ significant knowledge of reinsurance underwriting and in specialized property and casualty lines provides the Board with expertise that is highly relevant to the Company’s current operations and that will be beneficial in connection with possible future expansion of the Company’s business lines.

Corporate Governance Update

The Company has experienced significant growth, both in revenues and market capitalization, in recent years.  The Board of Directors has received feedback from shareholders and others regarding certain provisions of the Company’s articles of incorporation and bylaws, which reflect anti-takeover provisions that were typical when the Company first became publicly traded in 1998 and which have fallen out of favor with investors.  With that feedback in mind, and being cognizant of the Company’s recent growth, the Board of Directors has undertaken a comprehensive review of our Company’s corporate governance, including the Company’s articles of incorporation and bylaws.  This review was done in conjunction with a review by our Compensation Committee of our executive compensation practices, which resulted in significant updates to our executive compensation practices as described more fully below under the caption “Compensation Discussion and Analysis.”  The Board believes that certain of the Company’s current corporate governance practices and provisions of its articles and bylaws continue to have merit for a public company that is a comparable size to the Company and that is in the Company’s industry.  Still, the Board agrees that updating of the Company’s corporate governance practices are advisable now and has approved the following actions:

•	With Bruce F. Simberg's return to the Board January 2016, we again have separated the roles of Chairman of the Board and Chief Executive Officer.

•	The Board approved stock ownership and retention guidelines applicable to our directors, in addition to our Chief Executive Officer and Chief Financial Officer. Under these guidelines, our outside, non-employee directors are each required to hold shares of the Company’s common stock with a value of at least four times the annual retainer. The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board.

•	The Board intends to propose at the upcoming annual meeting of shareholders amendments to the Company’s articles and bylaws to reduce the supermajority requirement (66-2/3% of the shares outstanding) to amend certain provisions to a majority of shares outstanding.

•	The Board intends to propose at the upcoming annual meeting of shareholders an amendment to the Company’s articles and bylaws to reduce the percentage of shares required to call a special meeting from 33% to 20%.

•	The Board has approved amending the Company’s bylaws to implement a majority voting standard for uncontested elections of directors.

In addition to these updates to the Company’s corporate governance and articles and bylaws, the Board added two new independent directors in 2015 and separated the roles of Chairman of the Board and Chief Executive Officer with Bruce F. Simberg’s return to the Board.  The Board believes that these steps are all significant steps forward as the Company continues its growth.

Leadership Structure and Risk Oversight

The Chairman of the Board typically presides at all meetings of the Board.  The Chairman is elected to serve by the directors. During 2015, Michael H. Braun, our Chief Executive Officer and President, served as our Chairman, and Richard W. Wilcox Jr., an independent member of the Board since 2003, served as the Board’s Lead Independent Director.  Bruce F. Simberg rejoined the Board in January 2016 and has resumed his role as Chairman.  Mr. Wilcox as Lead Director, will continue to work with Mr. Simberg to ensure that the independent members of the Board continue to have effective and current communications among themselves and with the Company’s management. The responsibilities of the Company’s Chairman of the Board are: (i) presiding at all meetings of the Board (with the Lead Director presiding at meetings where the Chairman is not present), including presiding at executive sessions of the board (without management present) at every regularly scheduled board meeting, (ii) serving as a liaison between management and the independent directors, (iii) providing input regarding meeting agendas, time schedules and other information provided to the Board, and (iv) being available for direct communication and consultation with major shareholders, as appropriate, upon request. Our Chairman also has the authority to call meetings of the independent directors. The Chief Executive Officer and Chief Financial Officer currently serve as the only members of management on the Board.

The Company believes that its Board as a whole should encompass a range of talent, skill, diversity, and expertise enabling it to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of Directors qualify as independent as defined by the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”).  The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be diverse and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.  Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.  The Board believes that the qualifications of the directors, as set forth in their biographies above provide them with the qualifications and skills to serve as a director of our Company.

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

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting and maintaining effective internal controls over financial reporting. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio.  Our Directors Compensation Committee has been responsible for reviewing and recommending our non-employee director compensation plans and arrangements.  The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings, as well as overseeing the development and implementation of strategic initiatives.

Meetings and Committees of the Board of Directors

During 2015, the Board of Directors held eight regular meetings, seven special meetings and took actions by written consent on three occasions. During 2015, no director attended fewer than 75% of the Board and committee meetings held during this period.  The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting.  Last year, the five directors that constituted the entire Board at the time attended our annual meeting.

The Board has determined that the following directors continue to be independent pursuant to the Nasdaq Rules applicable to the Company:  Bruce F. Simberg, Carl Dorf, Richard W. Wilcox Jr., Jenifer G. Kimbrough, William G. Stewart and Thomas A. Rogers.

The standing committees of the Board of Directors in 2015 were the Audit Committee, the Compensation Committee, the Nominating Committee, the Investment Committee, and the Directors Compensation Committee.  Charters for the Audit, Compensation and Nominating Committees are available upon the Company’s website at www.FedNat.com.  The charters of the Audit, Compensation and Nominating Committees are also available in print to any shareholder upon request from our Corporate Secretary.

Audit Committee.  As of December 31, 2015, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chair, Richard W. Wilcox Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership.  Ms. Kimbrough was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Exchange Act.  The Board determined that Ms. Kimbrough was a "financial expert" as defined in the applicable rules and regulations of the Exchange Act based on her understanding of GAAP and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.  The Audit Committee held five regular meetings in fiscal 2015 and four special meetings.

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

Compensation Committee.  As of December 31, 2015, the Company’s Compensation Committee was composed of Jenifer G. Kimbrough and Richard W. Wilcox Jr.  Each member is independent as defined by the Nasdaq Rules.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.  Mr. Wilcox serves as the Chairman.  During fiscal 2015, the Compensation Committee held two regular meetings.

For the 2015 fiscal year, the Compensation Committee engaged the independent executive compensation consulting firm of Meridian Compensation Partners, LLC (“Meridian”) to review the structure and competitiveness of the Company’s executive and director compensation for 2015.  Meridian provides no other services to the Company other than those directly to the Compensation Committee relating to executive and director compensation.  Meridian attends meetings of the Compensation Committee at the request of the committee, meets with the Compensation Committee in executive sessions without the presence of management, and communicates with the Chairman of the Compensation Committee with respect to emerging issues.

The Compensation Committee Chairman and certain Company officials furnished Meridian with information concerning the compensation of its executives and copies of their employment contracts.  After review, Meridian provided the Compensation Committee with a detailed report concerning its current and future executive compensation program along with observations of comparable companies.  The Compensation Committee met with a representative of Meridian to review and discuss their findings and recommendations.  The Compensation Committee may use the services of Meridian or other comparable companies in the future to assist it in providing a fair and competitive compensation plan for its executives.

Nominating Committee.  As of December 31, 2015, the Company’s Nominating Committee was composed of Jenifer G. Kimbrough, Carl Dorf, and Richard W. Wilcox Jr.  Each member is independent as defined by the Nasdaq Rules.

The Nominating Committee will consider candidates for director who are recommended by its members, by other Board members and by management of the Company and who have the experience and skill set best suited to benefit the Company and its shareholders.  The Nominating Committee will consider nominees recommended by our shareholders if the shareholder submits the nomination in compliance with the advance notice, information and other requirements described in our bylaws and applicable securities laws.  The Nominating Committee evaluates director candidates recommended by shareholders in the same way that it evaluates candidates recommended by its members, other members of the Board, or other persons.

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

Investment Committee.  As of December 31, 2015, the Company’s Investment Committee was composed of Peter J. Prygelski III, Carl Dorf, and William G. Stewart.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.  During fiscal 2014, the Investment Committee held four regular meetings and took action by written consent on one occasion.

Directors Compensation Committee.  As of December 31, 2015, the Company’s Directors Compensation Committee was composed of Michael H. Braun, Richard W. Wilcox Jr. and Jenifer G. Kimbrough.  The Directors Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and recommending the compensation of the Company's independent directors for approval by the full Board of Directors.  During fiscal 2015, the Directors Compensation Committee held three regular meetings and Mr. Wilcox served as the Chairman.  In March 2016, the Board determined to transfer the responsibilities of this committee to the Board’s Compensation Committee.

Business Development Committee.  This committee was formed in March 2016 to provide advice, oversight and guidance both to management of the Company and to the Board on matters involving (i) the Company’s development of programs and projects, and (ii) acquisitions of new technologies or products and other business opportunities of strategic importance to the Company.  Mr. Rogers will serve as the Chairman.

Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct is available on our web site at FedNat.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2015, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a), except for the Form 3 filed by Thomas A. Rogers on the 14th day following his appointment to the Board of Directors due to delayed receipt of his filing codes from the SEC.

ITEM 11	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the components and objectives of the Company’s executive compensation program for fiscal 2015 for our “Named Executive Officers,” describes the process through which the decisions regarding executive compensation are made, and describes the results of this decision-making process.  Our Named Executive Officers for fiscal 2015 are our Chief Executive Officer and President and our Chief Financial Officer.

Philosophy of the Company’s Executive Compensation Programs

The Compensation Committee of the Board is responsible for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and oversees our compensation programs for our Named Executive Officers.  With respect to executive compensation, the Compensation Committee’s primary goals are to retain the most qualified, knowledgeable, dedicated and seasoned executives possible; provide challenging but attainable goals by which to measure performance; reward them for their contributions to the development of the Company’s business; and align the executives’ compensation and incentives with the Company’s performance and the interests of our shareholders.  The Compensation Committee also endeavors, while compensating our Named Executive Officers for their performance, to structure the Company’s compensation programs so as to not encourage unnecessary or excessive risk-taking.  The Compensation Committee believes that crafting incentives so as to not encourage unnecessary or excessive risk taking is especially important in the homeowners’ insurance industry in the Company’s home state of Florida.

The Company’s 2015 Performance

The Company’s financial results were strong for 2015, reflecting achievement of important Company goals and resulting in increased shareholder value:

•	32.9% increase in Florida homeowners’ policies to approximately 243,000 and a 41% increase in our market share;
•	30.9% increase in gross written premiums to $493.8 million;
•	24.5% increase in total revenues to $249.9 million;
•	13.8% increase in pre-tax net income to $65.2 million;
•	9.9% increase in net income attributable to the Company’s shareholders to $40.9 million;
•	28.6% increase in book value per share, including non-controlling interest, to $18.17;
•	Operating expenses as a percentage of total revenue, excluding start-up costs relating to the organization of Monarch National Insurance Company (“Monarch”), remaining flat even with the Company’s growth;
•	Continued development of our partnerships to expand the policies we write, including our agreement with Allstate;
•	Completion of Monarch’s organization and its approval to begin writing homeowners’ insurance in Florida; and
•	Increases in the Company’s dividend from $0.04 per share to $0.05 per share beginning December 1, 2015, with a further increase to $0.06 per share beginning June 1, 2016.

These 2015 accomplishments followed another extremely successful year in 2014, in which the Company achieved a 57% increase in Florida homeowners' policy count to 182,557, a 55% increase in gross written premiums to $377.2 million, a 192% increase in net income to $37.2 million, and a 42% increase in book value per share to $14.13.

Therefore, in reviewing our Named Executive Officers’ compensation and incentive programs for 2015, the Compensation Committee considered the Company’s significant achievements in 2015, which continued the positive trends in 2014.  The Compensation Committee also took into account the Named Executive Officer’s contributions to these achievements, his role in the Company’s goals and plans for 2016, his experience and knowledge, and his tenure with the Company.  The Compensation Committee believes that the objectives of the Company’s compensation programs were met and that the Company’s compensation programs appropriately compensated our Named Executive Officers for their performance in 2015.

Changes Since Our Last Advisory Vote on Compensation

Our last advisory shareholder vote on executive compensation occurred in 2013, at which time our shareholders approved our say-on-pay proposal by the affirmative vote of 69% of the shares voted on the proposal.  The Company has grown significantly, both in revenues and market capitalization, since that advisory vote.  The Compensation Committee has also received additional feedback and guidance from shareholders and others regarding the Company’s executive compensation practices.  With that feedback and guidance in mind, and being cognizant that the Company has grown substantially in recent years, the Compensation Committee has undertaken a comprehensive review of our executive compensation program.  The following actions have been taken as a result of that comprehensive review:

•	The Compensation Committee has approved a new formulaic structure for evaluating our Named Executive Officers’ annual performance beginning in 2016. Payouts will be based on the following: pre-tax income (45% weight), return on equity (45% weight), and executive-specific goals (10%). The pre-tax income and return on equity components have specified performance levels that will result in threshold, target and maximum payouts.

•	The Compensation Committee has approved, including in our Named Executive Officers’ long-term incentive program, future performance vesting for 25% of the equity portion of their awards that will be granted for 2016 performance. This is a change from our prior approach which has used only time-based vesting for awards.

•	The Board approved a clawback policy pursuant to which the Company will have the right to recover cash or equity incentive-based compensation granted to our Named Executive Officers during the preceding three fiscal years should our financial statements require restatement as a result of knowing violation of SEC rules and regulations, U.S. generally accepted accounting principles, other applicable legal or regulatory requirements, or Company policy by a Named Executive Officer.

•	The Board approved stock ownership and retention guidelines, pursuant to which our Chief Executive Officer is required to hold shares of the Company’s common stock with a value of at least six times his annual salary rate, and our Chief Financial Officer is required to hold shares with a value of at least three times his annual salary rate. The guidelines further provide that the Named Executive Officers should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, the Named Executive Officers must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board.

•	The total compensation packages of our Named Executive Officers have been reconfigured so as to avoid the need for one-time awards to remain in line with the Company’s peer group.

•	The Board has approved increasing the frequency of the advisory shareholder vote on executive compensation to annually.

Evaluation Process and Update of Peer Group

The Compensation Committee conducts an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our Named Executive Officers. This review is based on a survey of executive compensation paid by various comparable publicly traded property and casualty insurance companies as reported in each company’s proxy statement.  For 2015, our direct peer group encompassed publicly traded companies that compete with us in the Florida homeowners’ insurance market: Heritage Insurance Holdings, Inc. (NYSE:  HRTG), HCI Group, Inc. (NYSE:  HCI), United Insurance Holdings Corp. (NASDAQ:  UIHC) and Universal Insurance Holdings, Inc. (NYSE: UVE).  The Compensation Committee also reviewed survey data reflecting both insurance industry and general industry pay practices.

For the 2015 fiscal year, the Compensation Committee engaged Meridian, an independent executive compensation consulting firm, to review the structure and competitiveness of the Company’s executive and director compensation for 2015.  Meridian provides no other services to the Company other than those directly to the Compensation Committee relating to executive and director compensation.  Meridian attends meetings of the Compensation Committee at the request of the committee, meets with the Compensation Committee in executive sessions without the presence of management, and communicates with the Chairman of the Compensation Committee with respect to emerging issues.

We also consider the industry knowledge and experience of our committee members to be an important component of our compensation review process.  Our committee members each have substantial management experience in running businesses in the insurance, financial services and legal services industries, many of which have substantial management teams.  As a result, their personal experience extends to developing and implementing management compensation and incentive programs, enabling our committee members to use that experience when reviewing the Company’s executive compensation programs and working with Meridian to make appropriate updates.

Meridian was provided with information about our Named Executive Officers’ historical compensation and the Company’s financial results, and was provided copies of their employment agreements. Meridian then delivered to the Compensation Committee a detailed report comparing the Company’s current executive compensation program to those comparable companies, together with recommendations for future updates.  The Compensation Committee, on multiple occasions, met with or spoke with a representative of Meridian to review and discuss Meridian’s findings and recommendations.  The updates to our executive compensation programs described below reflect, to a significant degree, the adoption of Meridian’s recommendations by the Compensation Committee and the Board.  The Compensation Committee may use the services of Meridian or other comparable companies in the future to assist it in providing a fair and competitive compensation plan for its executives.

During 2015, with the assistance of Meridian, the Compensation Committee also updated the peer group used for comparison purposes when analyzing the Company’s executive compensation programs.  In addition to the four insurance companies listed above, which the Company considers its direct peer group, the Company included the following companies in its peer group for benchmarking purposes:

– Safety Insurance Group Inc. (NASDAQ: SAFT)
– Donegal Group Inc. (NASDAQ: DGICA)
– Greenlight Capital Re Ltd. (NASDAQ: GLRE)
– Third Point Reinsurance Ltd. (NYSE: TPRE)
– Hallmark Financial Services (NASDAQ: HALL)
– First Acceptance Corp. (NYSE: FAC)
– Atlas Financial Holdings Inc. (NASDAQ: AFH)
– RLI Corp. (NYSE: RLI)
– EMC Insurance Group Inc. (NASDAQ: EMCI)
– Baldwin & Lyons (NASDAQ: BWINB)
– Atlantic American Corp. (NASDAQ: AAME)

These additional peers were included to provide the Compensation Committee with a broader perspective of compensation practices among relevant insurance companies. The committee assessed the competitiveness of our compensation program in comparison to the entire peer group, as well as the subset of our direct peers who are competitors in the Florida homeowners’ insurance market.

Elements of Compensation

The Compensation Committee has been committed to updating the Company’s executive compensation programs to reflect the Company’s growth and the evolution of best practices.  In that regard, the committee has approved updates to the Company’s compensation practices, as described above.  For 2015, the Company’s executive compensation programs for its Named Executive Officers consisted of elements described below.

Base Salary.  The Compensation Committee annually reviews the base salaries of the Named Executive Officers, which were established initially in their respective employment agreements. Subsequent increases in their base salaries have been approved by the Compensation Committee after consideration of a number of factors, which include each Named Executive Officer’s level of responsibility, performance during the prior fiscal year (with respect to specific areas of responsibility and on an overall basis), past and present contributions to and achievement of Company goals, historical compensation levels of the Named Executive Officer, and the Company’s financial condition and results of operations.  The Compensation Committee also considers the median base salary levels for executives in similar positions with similar responsibilities at companies of comparable size in the insurance and financial services industries when reviewing our Named Executive Officers’ base salaries.  That review indicated that Mr. Braun’s base salary has been below the median for the Company’s peer group and lowest among our direct peer group, and Mr. Prygelski’s salary has been below the median of our peer group.

The Compensation Committee reviewed the compensation analysis report prepared by Meridian and, based on the factors described above, the Compensation Committee approved increases for fiscal 2015 to Mr. Braun’s base salary to $600,000 and to Mr. Prygelski’s base salary to $325,000.

Incentive Compensation Programs.   The Company’s incentive programs comprise an annual bonus component and a long-term incentive component.

Consistent with the philosophy of compensating our Named Executive Officers for the Company’s achievements for the prior year and their roles in those achievements, the Compensation Committee determined to award annual performance bonuses to our Named Executive Officers for fiscal 2015.  These annual bonuses may be paid either in cash or restricted shares, or a combination of both, at the election of the Named Executive Officer.  Any restricted shares issued are subject to vesting one year following the date of the award.

In conjunction with the annual bonuses, the Compensation Committee makes use of long-term incentive bonuses.  We believe that long-term performance is achieved through a culture that encourages a focus on the achievement of long-term goals by our management team, including our Named Executive Officers, by the use of long-term equity-based awards. Our equity plans have been established to provide certain of our employees, including our Named Executive Officers, with incentives to help align those employees’ interests with the interests of our shareholders, without encouraging unnecessary or excessive risk. The Compensation Committee believes that the use of equity-based awards with longer vesting periods, typically five years, offers an additional method to achieving our compensation goals.  Our stock incentive plans have historically provided the principal means by which our executive officers acquire equity in the Company.  We expect to continue to provide a portion of total compensation to our Named Executive Officers through our stock incentive plan.  To date, the Compensation Committee has made awards subject only to time vesting; beginning in the 2016 fiscal year, the Compensation Committee has approved the use of future performance vesting for 25% of the Named Executive Officers’ long-term equity awards.

In early 2015, the Compensation Committee established incentive opportunities for our Named Executive Officers. For Mr. Braun, both the annual and long-term incentive targets were set at 100% of his salary. For Mr. Prygelski, the annual incentive target was set at 75% of salary and the long-term incentive target was set at 37.5% of salary. (The bonuses based on these targets are referred to as the “Target Bonuses.”)  Both the annual and long-term incentive targets could pay up to 200% of target for extraordinary performance (the “Extraordinary Bonuses”).

The Compensation Committee determined that the 2015 incentives would be based on a combination of pre-tax net income, return on equity, operating expenses as a percentage of total revenue, and a discretionary assessment of the Company’s and the Named Executive Officer’s performance. The committee established “target” and “extraordinary” performance goals for each financial measure, but retained discretion to determine the final payout. When crafting these performance goals, the Compensation Committee aimed for target-level goals that would be challenging but reasonably attainable if the Company remained on budget and no weather events occurred other than as projected.  The extraordinary-level goals were intended to reward Company achievements significantly above expectations for the year.

•	For the annual and long-term Target Bonuses, the performance goals and weighting of each goal towards the total bonus amounts were: pre-tax net income (excluding investment gains and losses) of $63.4 million (25% weight), return on equity (excluding investment gains and losses) of 15% (25% weight) and operating expenses as a percentage of total revenue of 38% (25% weight).

•	For the annual and long-term Extraordinary Bonuses, the performance goals and weighting of each goal towards the total bonus amounts were: pre-tax net income (excluding investment gains and losses) of $69.7 million (25% weight), return on equity (excluding investment gains and losses) of 25% (25% weight) and operating expenses as a percentage of total revenue of 32% (25% weight).

•	For 2015, the Company achieved pre-tax net income (excluding investment gains and losses) of $62.3 million, slightly below the Target Bonus goal; return on equity (excluding investment gains and losses) of 18.4%, well above the Target Bonus goal and slightly below the Extraordinary Bonus goal; and operating expenses as a percentage of total revenue of 31.6%, which was better than both the Target Bonus and Extraordinary Bonus goals.

•	The Compensation Committee retained discretion as to 25% of the annual and long-term bonus amounts. The factors that the Compensation Committee considered when determining the discretionary portion of the bonuses included how closely or not the bonus goals were met, an assessment of the Named Executive Officer’s performance for the year, and the Company’s overall accomplishments for the year. The committee noted that the Company’s net income for 2015 had been impacted by one-time expenses associated with the successful resolution of the consent order with the Florida Office of Insurance Regulation. In addition, the committee determined that the achievements of the Named Executive Officers throughout the year, particularly their efforts in building the infrastructure needed to continue the Company’s growth while also taking steps to address emerging issues in the Florida homeowners’ insurance market such as increased abuses with assignments of benefits, were significant.

•	Based on the above accomplishments, which the Compensation Committee believes represent overall extraordinary performance by the Named Executive Officers, the Compensation Committee determined to award Mr. Braun’s and Mr. Prygelski’s annual and long-term incentive bonuses at the Extraordinary Bonus levels.

For fiscal 2015, Mr. Braun was awarded an annual bonus of $1,200,000, and Mr. Prygelski was awarded an annual bonus of $487,500.  Each elected to receive payment of this bonus, which was paid in 2016, in cash.

For fiscal 2015, Mr. Braun was awarded a long-term incentive bonus of $1,200,000, of which $600,000 was paid in shares of restricted stock and $600,000 was paid in cash to permit Mr. Braun to avoid selling shares to pay taxes resulting from the vesting of prior awards.  Historically, Mr. Braun has elected to receive the vast majority of incentive compensation in restricted stock with additional vesting requirements. The Committee elected to pay a higher percentage of his incentives in cash for 2015 to allow Mr. Braun to pay taxes resulting from these historical awards without needing to sell shares. Mr. Prygelski was awarded a long-term incentive bonus of $243,740 paid in shares of restricted stock.  In each case, the shares of restricted stock awarded were granted in early 2016 and are subject to vesting over a five-year period from the date of the grant.

Our 2012 Stock Incentive Plan, which was adopted by the Board of Directors and approved by our shareholders in 2012, authorizes us to grant a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares to officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries.  Awards may be granted singly, in combination, or in tandem.  Our Compensation Committee is the administrator of the equity plans.  The Compensation Committee reviews and approves equity awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, and retention considerations, as well as a review of the individual’s existing share and option holdings.  Equity grants have been made at the discretion of the Compensation Committee and/or executive management members, who have been granted limited authority by the Compensation Committee.  To date, only restricted stock has been granted under the 2012 Stock Incentive Plan.

Update of Compensation Programs for 2016.  Reflecting the feedback and guidance received from shareholders, and also acknowledging the Company’s significant growth since the last advisory shareholder vote on executive compensation, the Compensation Committee has approved certain updates to the Company’s executive compensation programs for 2016 and later.

•	A review of current median base salary levels for executives in similar positions at companies of comparable size in the insurance and financial services industries indicated that Mr. Braun’s base salary remained below the median for the Company’s peer group and the lowest of the direct peers. Therefore, effective January 1, 2016, Mr. Braun’s annual base salary was increased to $1,000,000 and Mr. Prygelski’s annual base salary remained $325,000, reflecting this most recent review and consideration of the factors described above under the caption “—Base Salary.” In recognition of the increased base salary, the Compensation Committee reduced the target percentage of salary for Mr. Braun’s incentive opportunities.

•	The Compensation Committee approved an incentive bonus structure for our Named Executive Officers whereby all bonuses awarded will be paid 50% in cash and 50% in the Company’s common stock. This allocation between cash and equity is intended to provide an appropriate balance between immediate rewards for past performance and longer-term rewards based, in part, on forward-looking performance.

•	Of the equity portion, 75% will time vest over five years and 25% will be granted with performance vesting criteria that will be evaluated over three years. The future performance targets for the performance-based awards will be finalized at the time the incentive amounts are determined.

•	The Named Executive Officers will have the option of electing to be paid in fully vested shares in lieu of the cash portion of the performance bonuses.

•	The formula for the initial determination of the performance bonus amounts will be based on the following criteria: pre-tax income (45% weight), return on equity (45% weight), and executive-specific goals (10% weight). Bonuses will still be based on a percentage of each Named Executive Officer’s base salary.

•	The executive-specific goals for Mr. Braun include increasing the Company’s market share in Florida, expanding the Company’s marketing relationships, and expanding the Company’s product lines. The executive-specific goals for Mr. Prygelski include satisfactory internal and external audit results, expense control, and satisfactory management of the Company’s investment portfolio.

•	This update of the Named Executive Officers’ total compensation packages of our Named Executive Officers is also intended to avoid the need for one-time awards to remain in line with the Company’s peer group, which has occurred in the past because of the Company’s historically low executive compensation levels relative to its peers.

Other Employee Benefit Plans.  Our employees, including our Named Executive Officers, are entitled to various employee benefits. These benefits include medical and dental care plans; flexible benefit accounts; life, accidental death and dismemberment and disability insurance; a 401(k) plan; and paid vacation.

Under our 401(k) plan, the Company matches 100% of the first 6% of participant elective contributions.  For fiscal 2015, the Board of Directors approved a discretionary profit sharing contribution in the amount of 1% of each eligible employee’s 2015 annual taxable compensation (excluding restricted stock vesting and stock option exercises), into the employee’s account with the Company’s 401(k) plan on a pretax basis.  The maximum discretionary profit sharing contribution is $4,115 for any employee with wages in excess of $265,000.  The amount allocated to each employee will vest over a five-year period from the date of hire.  Employees who were eligible for this grant were employees who were eligible to participate in the Company’s 401(k) plan and employed with the Company as of December 31, 2015 and worked at least 1,000 hours during the 2015 calendar year, and included both of our Named Executive Officers.  The Board of Directors currently intends to review the Company’s financial results annually to determine whether to approve a discretionary profit sharing contribution in any future years.

Other Compensation.  At the present time, we do not offer pension benefits or, except as described above, other forms of deferred compensation plans.  The Compensation Committee periodically reviews the overall employment packages and benefits offered to the Company’s Name Executive Officers.  Consistent with the Company’s compensation philosophy, the Compensation Committee believes these benefits and perquisites are currently set at competitive levels for comparable companies, requiring no further changes at this time.  The Compensation Committee may, however, at its discretion, modify or increase the Named Executive Officers’ executive benefits and perquisites, if it deems it appropriate or advisable.

Clawback Policy.  In April 2016, the Board adopted a clawback policy applicable to our Named Executive Officers and other current or former executive officers of the Company.  Pursuant to this policy, the Company will have the right, in appropriate circumstances as determined by the Board in its sole discretion, to seek to recover all or any part of the cash or equity incentive-based compensation granted to our Named Executive Officers or such other executive officers during the three fiscal years preceding the date on which the Company is required to prepare an accounting restatement to correct a material error, if the restatement is required because of a knowing violation of SEC rules and regulations, U.S. generally accepted accounting principles, other applicable legal or regulatory requirements, or Company policy by a Named Executive Officer or such other executive officer.  Incentive-based compensation subject to the policy includes any cash or equity compensation granted, earned or vested based wholly or in part on the attainment of a financial reporting measure.  Financial reporting measures include measures that are based on accounting principles used in preparing the Company’s financial statements, measures that are derived from information in the Company’s financial statements, and stock price and total shareholder return.  The Board will have the discretion to forgo such recovery if it determines that seeking such recovery would be unreasonable or not in the Company’s best interests.

Stock Ownership and Retention Guidelines.  The Board also approved in April 2016 stock ownership guidelines applicable to our Named Executive Officers.  Under these guidelines, our Chief Executive Officer is required to hold shares of the Company’s common stock with a value of at least six times his annual salary rate, and our Chief Financial Officer is required to hold shares with a value of at least three times his annual salary rate.  The guidelines further provide that the Named Executive Officers should achieve the guideline amounts within five years of becoming subject to the policy and, until the guideline amounts are achieved, the Named Executive Officers must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes.  The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board.  As of the date of this Report, both of our Named Executive Officers are in compliance with this policy.

Tax Considerations.  Under Section 162(m) of the Internal Revenue Code of 1986, as amended, the federal income tax deductibility of compensation paid to our Named Executive Officers may be limited to the extent that compensation to a Named Executive Officer exceeds $1.0 million in any year.  The Company can deduct compensation in excess of that amount if it qualifies as “performance-based compensation” under Section 162(m).  Among other things, compensation qualifies as performance-based for purposes of Section 162(m) if the compensation is approved by shareholders or awarded under a plan approved by shareholders.  Although the Compensation Committee considers the desirability of limiting our non-deductible expenses when it makes compensation decisions, the committee believes in maintaining the flexibility and competitive effectiveness of the executive compensation program. Tax deductibility, while an important consideration, is analyzed as one component of the overall program.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s SEC filings, including its proxy statement for the 2016 Annual Meeting of Shareholders.

Compensation Committee Report
Respectfully Submitted
April 28, 2016
/s/ Richard W. Wilcox Jr., Chairman
/s/ Jenifer G. Kimbrough
/s/ Thomas A. Rogers
/s/ Bruce F. Simberg

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, and Chief Financial Officer, for the fiscal years ended December 31, 2015, 2014 and 2013.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K.  We currently do not have any other employee of the Company designated as an executive officer.

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards (1)		Option Awards	Non-Equity Incentive Plan Compensation (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Michael H. Braun Chief Executive Officer, President	2015	$617,308	$1,200,000		$600,000	(4)	--	$600,000	--	$48,466	$3,065,774
	2014	$469,231	--	(5)	$4,703,100	(6)	--	--	--	$34,883	$5,207,214
	2013	$347,322	--	(7)	$1,703,000	(8)	--	--	--	$26,665	$2,076,987
Peter J. Prygelski III Chief Financial Officer, Treasurer	2015	$336,346	$487,500		$243,750	(4)	--	--	--	$51,358	$1,118,954
	2014	$297,638	$175,000		$658,700	(9)	--	--	--	$39,572	$1,170,910
	2013	$249,182	$90,000		$761,500	(10)	--	--	--	$30,737	$1,131,419

(1)	Reflects cash bonuses earned by the Named Executive Officer for the applicable fiscal year but that were paid in the following fiscal year. The amounts shown for the bonuses and stock awards in 2014 and 2013 have been updated to reflect amounts awarded for those years but that were paid in the following fiscal year, and to remove amounts paid in those years that were awarded for the prior year.
(2)	Reflects cash awarded to the Named Executive Officer as long-term incentive bonus for the applicable fiscal year but that was paid in the following fiscal year.
(3)	See table "All Other Compensation" for an itemized disclosure of this element of compensation.
(4)	The nominal amounts remaining after calculation of bonuses as restricted stock which was based on the fair market value on the grant date of March 10, 2016, which was $19.16 per share, was paid in cash.
(5)	Mr. Braun elected to receive 100% of his 2014 performance bonus, which was paid in 2015, as restricted stock. The nominal amounts remaining after calculation of his bonus as restricted stock, based on the fair market value on the grant dates of March 10, 2015 and May 5, 2015, which were $28.79 and $25.86 per share, respectively, were paid in cash.
(6)	Includes the 2014 performance bonus grants referenced in Note (5) above and grants made on September 9, 2014 and December 9, 2014, which were awarded to bring his total compensation more in line with the Company’s direct peer group, vest over a five-year period and were based on the fair market values of $25.58 and $26.18, respectively, per share on the grant dates.
(7)	Mr. Braun elected to receive 100% of his 2013 performance bonus, which was paid in 2014, as restricted stock. The nominal amount remaining after calculation of his bonus as restricted stock, which was based on the fair market value on the grant date of March 4, 2014 which was $15.91 per share, was paid in cash.
(8)	Includes the 2013 performance bonus grant referenced in Note (7) above and a grant on August 5, 2013, which was awarded to bring his total compensation more in line with the Company’s direct peer group, vests over a five-year period and was based on the fair market value on the grant date which was $10.03 per share.
(9)	Mr. Prygelski elected to receive a portion of his 2014 performance bonus, which was paid in 2015, as cash and the remaining portion as restricted stock. The nominal amount remaining after calculation of his bonus as restricted stock which was based on the fair market value on the grant date of March 10, 2015, which was $28.79 per share, was paid in cash. Also includes a grant on September 9, 2014, which was awarded to bring his total compensation more in line with the Company’s direct peer group, vests over a five-year period and was based on the fair market value on the grant date which was $25.58 per share.
(10)	Mr. Prygelski elected to receive a portion of his 2013 performance bonus, which was paid in 2014, as cash and the remaining portion as restricted stock. The nominal amount remaining after calculation of his bonus as restricted stock which was based on the fair market value on the grant date of March 4, 2014, which was $15.91 per share, was paid in cash. Also includes a grant on August 8, 2013, which was awarded to bring his total compensation more in line with the Company’s direct peer group, vests over a five-year period and was based on the fair market value on the grant date which was $10.03 per share.

ALL OTHER COMPENSATION
Name	Year	Auto	Club Member Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2015	$7,614	--	$20,922	$19,930	$48,466
	2014	$7,998	--	$9,385	$17,500	$34,883
	2013	$8,519	--	$9,221	$8,925	$26,665
Peter J. Prygelski III	2015	$6,231	$9,239	$15,958	$19,930	$51,358
	2014	$6,000	$9,228	$6,844	$17,500	$39,572
	2013	$6,000	$9,225	$6,716	$8,796	$30,737

(1)	Represents premiums for life, medical and dental insurance.
(2)	Represents matching contributions and a discretionary profit contribution made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

Employment Agreements

Michael H. Braun. We entered into a second amended and restated employment agreement with Michael H. Braun, the Company’s Chief Executive Officer and President, effective as of January 18, 2012, which amends and restates Mr. Braun’s prior employment agreement. In connection with the organization of Monarch National Insurance Company (“Monarch Insurance”), the Company's Board of Directors approved a further amendment to his employment agreement to extend the term of his employment agreement to four years from the date of the amendment with automatic extensions so that at all times the balance of the term is not less than two years unless sooner terminated as provided in the employment agreement. Under his agreement, Mr. Braun’s annual salary, which may be increased at any time during the term of the agreement, was increased to $1,000,000 effective January 1, 2016. His agreement also provides for a $500 monthly car allowance.    Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.

Peter J. Prygelski III. We entered into a second amended and restated employment agreement with Peter J. Prygelski III, the Company’s Chief Financial Officer and Treasurer, effective as of January 18, 2012, which amended and restated Mr. Prygelski’s prior employment agreement.  Under his agreement, Mr. Prygelski’s annual salary, which may be increased at any time during the term of the agreement, is $325,000 effective January 1, 2016. The agreement is for a term of two years, which term shall automatically be extended so that at all times the balance of the term shall not be less than two years unless sooner terminated as provided in the second amended and restated employment agreement. Mr. Prygelski is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions.

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

As a condition to Mr. Braun’s and Mr. Prygelski’s entitlement to receive the base salary amounts and equity award acceleration referenced above, each is bound by the terms of an agreement that sets forth certain restrictive covenants.  Pursuant to the non-competition provisions of these agreements, as amended, each are prohibited from working in the insurance industry in any territories where the Company has been doing business for a period of two years from the date on which he terminates employment with the Company for any reason (other than without cause).  For a period of two years after his employment is terminated, he is also prohibited from soliciting, for himself or for any third person, any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six months, and from disclosing any confidential information that he learned about the Company during his employment. In connection with the organization of Monarch Insurance, the Company's Board of Directors approved amendments dated March 17, 2015 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreements dated as of August 5, 2013 with each of Mr. Braun and Mr. Prygelski (each, a "Restrictive Covenant Agreement") to permit each of them to hold their respective positions with Monarch Insurance and its parent companies (the “Monarch Entities”) while remaining employed by the Company. Mr. Braun's Restrictive Covenant Agreement was further amended to permit him to continue to hold his positions with the Monarch Entities if he is terminated without cause by the Company.

Grants of Plan Based Awards

The following table provides information regarding restricted stock granted to Named Executive Officers during 2015 under the Company’s Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”):

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	All Other Equity Awards / Number of Securities Underlying Options	Exercise or Base Price of Equity Awards		Grant Date Fair Value of Equity Awards (1)
Michael H. Braun	3/10/2015 5/5/2015	32,997 50,000	$ $	28.79 25.86	$ $	949,984 1,293,000
Peter J. Prygelski III	3/10/2015	9,551		$28.79		$274,973

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2015.

Stock Incentive Plans

Our 2012 Plan is administered by the Compensation Committee.  The objectives of the 2012 Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2012 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant. In addition, both incentive stock options and non-statutory stock options were granted under our 1998 and 2002 stock option plans.  Both of these plans have expired, although as of December 31, 2015, 174,633 options remain outstanding under the 2002 plan.

Shares Available for Issuance. As of December 31, 2015, 367,071 shares were remaining available to be awarded under the 2012 Plan. As of December 31, 2015, all shares of common stock authorized for issuance upon exercise of options granted under the 1998 plan and the 2002 plan have been issued or are issuable upon exercise of outstanding options.  The shares to be delivered pursuant to awards will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options or awards that expire or are cancelled. If shares covered by an option or award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2012 Plan.

Vesting Schedule. Awards granted under the 2012 Plan typically vest in equal portions over three or five years. Awards granted under the 2012 Plans require that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship generally results in the forfeiture of awards not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipient’s unexercised awards.

Adjustments in Our Capital Structure. The number and kind of shares available for grants under our 2012 Plans and any outstanding awards under the plans, as well as the exercise price of outstanding options or awards, will be subject to adjustment by the Compensation Committee in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the committee may cash out some or all of the unexercised, vested options or awards under the plan, or allow some or all of the options or awards to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options or awards will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration. The Compensation Committee has full discretionary authority to determine all matters relating to awards granted under the2012 Plan, including the persons eligible to receive awards, the number of shares subject to each award, the exercise price of each option or award, if applicable, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period. The committee has granted limited authority to executive management members to grant awards to eligible individuals.

Amendment and Termination. Our Board of Directors has authority to suspend, amend or terminate the 2012 Plan, except as would adversely affect participants’ rights to outstanding awards without their consent. The 2012 Plan was amended and restated in March 2013 to clarify the plan administrator’s authority to permit the vesting of unvested restricted shares in the event of the death of the grantee. As the plan administrator, our Committee has the authority to interpret the plans and options or awards granted under the stock plans and to make all other determinations necessary or advisable for plan administration.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards held by our Chief Executive Officer and President, and our Chief Financial Officer, as of December 31, 2015.

	Stock Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael H. Braun	15,000	--	4.36	03/03/2020 (2)
	10,000	--	2.45	08/22/2021 (3)
	15,000	--	4.40	04/06/2022 (4)
					8,333	$246,323	--	--	(5)
					60,000	$1,773,600	--	--	(6)
					29,331	$867,024	--	--	(7)
					36,000	$1,064,160	--	--	(8)
					40,000	$1,182,4000	--	--	(9)
					32,997	$975,391	--	--	(10)
					50,000	$1,478,000	--	--	(11)
Peter J. Prygelski III	15,000	--	4.36	03/03/2020 (2)
	10,000	--	2.45	08/22/2021 (3)
	15,000	--	4.40	04/06/2022 (4)
					5,000	$147,800	--	--	(5)
					30,000	$886,800	--	--	(6)
					10,894	$322,027	--	--	(7)
					12,000	$354,720	--	--	(8)
					9,551	$282,328	--	--	(10)

(1)	Based on the market value of $29.56 per share on December 31, 2015.
(2)	Options vested as to 100% of the underlying shares on December 31, 2015.
(3)	Options vested as to 100% of the underlying shares on December 31, 2015.
(4)	Options vested as to 100% of the underlying shares on December 31, 2015.
(5)	Restricted stock vested as to 50% on December 31, 2015, the remaining 50% vest on 3/4/2016.
(6)	Restricted stock vested as to 25% on December 31, 2015, the remaining 75% vest as follows: 25% on 8/5/2016, 25% on 8/5/2017 and 25% on 8/5 2018.
(7)	Restricted stock vested as to 33 1/3% on December 31, 2015, the remaining 66 2/3% vest as follows: 33 1/3% on 3/4/2016 and 33 1/3% on 3/4/2017.
(8)	Restricted stock vested as to 20% on December 31, 2015, the remaining 80% vest as follows: 20% on 9/9/2016, 20% on 9/9/2017, 20% on 9/9/2018 and 20% on 9/9/2019.
(9)	Restricted stock vested as to 20% on December 31, 2015, the remaining 80% vest as follows: 20% on 12/9/2016, 20% on 12/9/2017, 20% on 12/9/2018 and 20% on 12/9/2019.
(10)	Restricted stock vested as to 0% on December 31, 2015, the remaining 100% vest as follows: 33 1/3% on 3/10/2016, 33 1/3% on 3/10/2017 and 33 1/3% on 3/10/2018.
(11)	Restricted stock vested as to 0% on December 31, 2015, the remaining 100% vest as follows: 20% on 5/5/2016, 20% on 5/5/2017, 20% on 5/5/2018, 20% on 5/5/2019 and 20% on 5/5/2020.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested during calendar year 2015 by the Named Executive Officers.

	Stock Option Awards		Restricted Stock Awards
Name	Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael H. Braun	--	--	8,333	$242,657
	--	--	20,000	$486,800
	--	--	14,666	$427,074
	--	--	9,000	$196,560
	--	--	10,000	$293,200
Peter J. Prygelski III	--	--	5,000	$145,600
	--	--	10,000	$243,400
	--	--	5,447	$158,617
	--	--	3,000	$65,520

Compensation of Directors

Cash Compensation.  The Company’s policy is that only our non-employee directors receive annual cash compensation and reimbursement of actual out-of-pocket expenses in connection with their service on the Board.  Members of our Board of Directors who are also executive officers do not receive additional compensation for service on the Board.  During 2015, the non-employee directors received an annual retainer of $75,000, payable in quarterly installments of $18,750 in January, April, and July and October.  We had three non-employee directors until October 2015, when Mr. Rogers and Mr. Stewart joined the Board, bringing the total number of non-employee directors to five.

The Company does not currently pay per-meeting fees, but does pay to the non-employee chairperson of certain of the Board committees an additional annual fee for serving as chair.  These annual fees are:  Chairman of the Board, $40,000; chairperson of the Audit Committee, $20,000; chairperson of the Investment Committee, $17,500; chairperson of the Compensation Committee, $15,000; and chairperson of Business Development Committee, $15,000.  In April 2015, the Board also approved an annual fee of $20,000 for the Lead Director, Richard W. Wilcox Jr.  Because he also served as the chair of the Compensation Committee, for 2015 he received the Lead Director fee in lieu of the fee for the chair of the Compensation Committee.  These annual chair fees are also payable in quarterly installments in January, April, and July and October.

Equity Compensation.  In addition to the cash annual retainers and chair fees, our non-employee directors receive compensation for their service in the form of grants of restricted stock.  The Board believes that providing at least 50% of the outside directors’ total compensation in the form of equity aligns the directors’ compensation with the interests of the Company’s shareholders.  For 2015, each director then on the Board received a grant of $60,000 in shares of restricted stock that vests over three years.

The Board requested in 2015 that Meridian conduct a review of the Board’s compensation of its non-employee directors.  Meridian evaluated the Company’s outside director compensation relative to the peer group used for its evaluation of the Company’s executive compensation (see “Compensation Discussion and Analysis”).  This evaluation demonstrated that the Company’s outside director compensation was competitive with its peer group and, therefore, no changes were made for 2015 or 2016.

Cash compensation paid to, and the dollar value of equity awards granted to, our non-employee directors in 2015 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash		Equity (Restricted Stock) Awards (3)	Stock Option Awards (3)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Carl Dorf	$92,500		$59,998	--	--	--	--		$152,498
Bruce F. Simberg	$62,500	(2)	--	--	--	--	--		$62,500
Richard W. Wilcox Jr.	$90,000		$59,998	--	--	--	$686	(1)	$150,684
Jenifer G. Kimbrough	$95,000		$59,998	--	--	--	--		$154,998
Thomas A. Rogers	$18,750		--	--	--	--	--		$18,750
William G. Stewart	$18,750		--	--	--	--	--		$18,750

(1)	Includes fair value for events attended by director in 2015.
(2)	Mr. Simberg resigned from the Board of Directors on March 4, 2015 for personal reasons but became a consultant to the Company for which he earned consulting fees. This amount includes his fees paid to him as a director for the first quarter in 2015 and his consulting fees for the last three quarters of 2015. He rejoined the Board in January 2016.
(3)	The following table provides certain additional information concerning the outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2015:

Name	Total Stock Option/Equity Awards Outstanding at 2015 Fiscal Year End (Shares)		Stock Option / Equity Awards Granted During Fiscal Year 2015 (Shares)	Grant Date Fair Value of Equity Awards Granted During Fiscal Year 2015 ($)
Carl Dorf	38,511	(a)	2,084	$59,998	(b)
Richard W. Wilcox Jr.	13,511	(c)	2,084	$59,998	(b)
Jenifer G. Kimbrough	28,511	(d)	2,084	$59,998	(b)
Thomas A. Rogers	--		--	--
William G. Stewart	--		--	--
Bruce F. Simberg	--		--	--

(a)	Includes 10,000 options granted on 8/22/2011 with an exercise price of $2.45, vested 33 1/3% per year, and expire on 8/22/2021; 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vested 33 1/3% per year, and expire on 4/6/2022; 1,333 shares of restricted stock which originally vested 33 1/3% per year; 2,094 shares of restricted stock which originally vested 33 1/3% per year; 8,000 shares of restricted stock which originally vested 20% per year; and 2,084 shares of restricted stock which vest 33 1/3% per year.
(b)	Based on the market value of $28.79 on March 10, 2015.
(c)	Includes 1,333 shares of restricted stock which originally vested 33 1/3% per year; 2,194 shares of restricted stock which originally vested 33 1/3% per year; 8,000 shares of restricted stock which originally vested 20% per year; and 2,084 shares of restricted stock which vest 33 1/3% per year.
(d)	Includes 15,000 options granted on 4/6/2012 with an exercise price of $4.40, vested 33 1/3% per year, and expire on 4/6/2022; 1,333 shares of restricted stock which originally vested 33 1/3% per year; 2,194 shares of restricted stock which originally vested 33 1/3% per year; 8,000 shares of restricted stock which originally vested 20% per year; and 2,084 shares of restricted stock which vest 33 1/3% per year.

In March 2016, the Board granted to each of Mr. Rogers and Mr. Stewart $100,000 in shares of restricted stock that vest over five years in consideration of their joining the Board.  All of the outside directors also received an annual grant of $70,000 in shares of restricted stock in March 2016 that vests over three years.

Director Stock Ownership and Retention Guidelines.  The Board approved stock ownership and retention guidelines applicable to our directors.  Under these guidelines, our outside, non-employee directors are each required to hold shares of the Company’s common stock with a value of at least four times the annual retainer.  The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of share withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board. All of our directors except for our two new Board members are in compliance with these guidelines.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2016, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our Named Executive Officers, (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)

Bruce F. Simberg (2)	499,018	3.49%
Michael H. Braun (3)	458,490	3.19%
Richard W. Wilcox Jr. (4)	186,129	1.30%
Carl Dorf (5)	175,797	1.23%
Peter J. Prygelski III (6)	151,950	1.06%
Jenifer G. Kimbrough (7)	33,914	*
Thomas A. Rogers (8)	8,872	*
William G. Stewart (9)	8,872	*

All directors and executive officers as a group (eight persons) (10)	1,523,042	10.55%

5% or greater holders:
Dimensional Fund Advisors LP (11)	748,189	5.23%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

BlackRock, Inc. (12)	870,233	6.08%
55 East 52nd Street
New York, NY 10022

*	Less than 1%.

(1)	Based on 14,317,979 shares outstanding as of April 28, 2016.

(2)	Includes 3,653 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017.

(3)	Includes 60,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 14,666 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 36,000 shares of restricted stock, 20% of which began vesting each year beginning on September 9, 2015, 40,000 shares of restricted stock, 20% of which began vesting each year beginning on December 9, 2015, 21,998 shares of restricted stock, 33 1/3% of which began vesting each year beginning on March 10, 2016, 50,000 shares of restricted stock, of which vest over five years beginning on May 5, 2016, 31,315 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017 and 40,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Braun.

(4)	Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 1,047 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 8,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 1,389 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 3,653 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 .

(5)	Includes 63,491 shares of common stock held by Dorf Trust, 59,624 shares of common stock held by Carl Dorf Rollover IRA, 1,047 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 8,000 shares of restricted stock, 20% of which began vesting each year beginning on September 9, 2015, 1,389 shares of restricted stock, 33 1/3% of which began vesting each year beginning on March 10, 2016, 3,653 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 25,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Dorf.

(6)	Includes 4,000 shares of common stock held in Mr. Prygelski’s IRA, 30,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 5,447 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 12,000 shares of restricted stock, 20% of which will vest each year beginning on September 9, 2015, 6,367 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016, 12,721 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017 and 40,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Prygelski.

(7)	Includes 1,047 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 8,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 1,389 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 15,000 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(8)	Includes 90,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 23,254 shares of restricted stock, which began vesting over three years beginning on March 4, 2015, 72,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 40,000 shares of restricted stock, 20% of which vest each year beginning on December 9, 2015, 32,532 shares of restricted stock, of which 33 1/3% vest each year beginning on March 10, 2016, 50,000 shares of restricted stock, which begin vesting over five years beginning on May 5, 2015 and 120,000 shares of common stock issuable upon the exercise of vested stock options.

(9)	Includes 3,653 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 5,219 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017.

(10)	Includes 3,653 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 5,219 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017.

(11)	This information is based on an Amendment No. 6 to Schedule 13G filed with the SEC on February 9, 2016.

(12)	This information is based on an Amendment No. 1 to the Schedule 13G filed with the SEC on January 26, 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2014 and 2015 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, our Chairman of the Board, is a partner of the Fort Lauderdale, Florida law firm of Conroy, Simberg, which renders legal services to the Company.  The Company paid legal fees to Conroy, Simberg for services rendered in the amount of approximately $6,538 and $26,286 in 2014 and 2015, respectively.  We believe that the fees charged for services provided by Conroy, Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.

During 2014 and 2015, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" above.  Mr. Braun’s brother received salary compensation of $137,412 and $148,917 for his services as the Vice President of Accounting and Finance in 2014 and 2015, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules applicable to the Company:  Bruce F. Simberg, Carl Dorf, Richard W. Wilcox Jr., Jenifer G. Kimbrough, Thomas A. Rogers and William G. Stewart.   In making the independence determination with respect to Mr. Simberg, the Board considered the fact that Conroy Simberg has provided legal services to the Company during the past 19 years. Nevertheless, the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three fiscal years do not exceed the amounts set forth in Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 15, 2015, the Audit Committee approved the engagement of Ernst & Young LLP (“E&Y”) as the Company's independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2015 and the dismissal of Goldstein Schechter Koch, P.A. ("GSK"), the Company’s prior auditing firm. The dismissal of GSK became effective upon the completion of the 2015 second quarter review by GSK.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by E&Y.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by GSK and E&Y in 2015 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2015 fiscal year, E&Y, as successor to GSK, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by E&Y and GSK during the fiscal year ended December 31, 2015 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by E&Y and GSK for fiscal 2015 and 2014.

	GSK		E&Y
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$383,853	$568,519	$461,911	$0
Audit-Related Fees (2)	$6,425	$31,040	$0	$0
Total	$390,278	$599,559	$461,911	$0

(1)	Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.
(2)	Audit-related fees consisted primarily of audits of employee benefit plans and special procedures related to regulatory filings in 2015 and 2014.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

Exhibit	Description

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

10.1
Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K for the year ended December 31,2012 filed with the SEC on April 1, 2013).+

10.2
Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock from the 2012 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2012).+

10.3
Federated National Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment (incorporated by reference to Annex A in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders filed with the SEC on April 2, 2009).+

10.5
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 1007 filed with the SEC on March 17, 2008).

10.6
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) which administers the Florida Hurricane Catastrophe Fund (FHCF) effective June 1, 2015 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2015).

10.7
Excess Catastrophe Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.8
Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015, between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.9
Homeowners Quota Share Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.10
Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.11
Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

10.12
FHCF Supplement Layer Reinsurance Contract, effective June 1, 2015 between Federated National Insurance Company and subscribing reinsurers (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015).

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

10.15
Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013).

10.16
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.17
Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2012).+

10.18
Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.19
Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun (incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.20
Amendment No. 1 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective March 17, 2015 between Federated National Holding Company and Peter J. Prygelski, III (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).+

10.21
Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.22
First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc. (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 6, 2013).

10.23
Second Amendment to Insurance Agency Master Agreement dated January 1, 2015 between Federated National Underwriters, Inc. and Ivantage Select Agency, Inc. (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.24
Subscription Agreement, effective as of July 18, 2014, among C.A. Bancorp Inc., Federated National Holding Company, and Transatlantic Reinsurance Company (incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 10, 2014).

10.25
Managing General Agent and Claims Administration Agreement dated as of March 17, 2015 between Monarch National Insurance Company and FedNat Underwriters, Inc. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.26
Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015 (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

10.27
Consulting Agreement dated as of May 6, 2015 between Bruce F. Simberg and Federated National Holding Company (incorporated by reference to Exhibit 10.7 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

23.1
Consent of Goldstein, Schechter, Koch, P.A. Independent Certified Public Accountants (incorporated by reference to Exhibit 23.1 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

23.2
Consent of Ernst & Young LLP Independent Certified Public Accountants (incorporated by reference to Exhibit 23.2 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.1 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 31.2 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1. *

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1. *

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.1 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act (incorporated by reference to Exhibit 32.2 to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016).

101.INS-XBRL Instance Document. **
101.SCH-XBRL Taxonomy Extension Schema Document. **
101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **
101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

+   Management Compensation Plan or Arrangement

* Filed herewith

** Incorporated by reference to the Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

	By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Peter J. Prygelski III
Peter J. Prygelski III, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 29, 2016

EXHIBIT INDEX

Exhibit	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1.