Form 10-Q
period 2016-03-31
FEDERATED NATIONAL HOLDING CO
filed 2016-05-06
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Common Stock, $0.01 par value –13,826,654 outstanding as of May 6, 2016

FEDERATED NATIONAL HOLDING COMPANY

Index
PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS	(in thousands, except per share data)
Investments:
Debt securities, available-for-sale, at fair value	$339,245	$339,178
Debt securities, held-to-maturity, at amortized cost	6,218	6,619
Equity securities, available-for-sale, at fair value	40,830	38,534
Total investments	386,293	384,331

Cash and cash equivalents	72,562	53,038
Prepaid reinsurance premiums	113,117	120,771
Premiums receivable, net of allowance of $123 and $302, respectively	48,232	38,594
Reinsurance recoverable, net	17,924	12,714
Deferred acquisition costs	15,764	15,547
Income taxes receivable	1,171	2,691
Property and equipment, net	3,236	2,894
Other assets	7,829	7,605
Total assets	$666,128	$638,185

LIABILITIES AND SHAREHOLDERS' EQUITY
Loss and loss adjustment expense reserves	$101,615	$97,340
Unearned premiums	261,885	253,960
Debt from consolidated variable interest entity	4,893	4,887
Deferred income taxes, net	8,900	5,627
Other liabilities	27,645	25,612
Total liabilities	404,938	387,426

Preferred stock, $0.01 par value: 1,000,000 shares authorized	-	-
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,826,654 and 13,798,773 shares issued and outstanding, respectively	138	138
Additional paid-in capital	132,928	131,998
Accumulated other comprehensive income	6,367	3,985
Retained earnings	103,354	96,461
Total shareholders' equity attributable to Federated National Holding Company shareholders	242,787	232,582
Noncontrolling interest	18,403	18,177
Total shareholders' equity	261,190	250,759
Total liabilities and shareholders' equity	$666,128	$638,185

See accompanying notes to consolidated financial statements.

Index
FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Revenue:
Net premiums earned	$54,997	$44,786
Net investment income	2,040	1,546
Net realized investment gains	927	1,704
Other income	10,996	6,900
Total revenue	68,960	54,936

Costs and expenses:
Losses and loss adjustment expenses	29,545	23,949
Commissions and other underwriting expenses	19,852	12,694
General and administrative expenses	4,081	3,798
Interest expense	84	11
Total costs and expenses	53,562	40,452

Income before income taxes	15,398	14,484
Income taxes	5,795	5,711
Net income	9,603	8,773
Net income (loss) attributable to noncontrolling interest	68	(511)
Net income attributable to Federated National Holding Company shareholders	$9,535	$9,284

Net income per share attributable to Federated National Holding Company shareholders:
Basic	$0.69	$0.68
Diluted	$0.68	$0.66

See accompanying notes to consolidated financial statements.

Index
FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$9,603	$8,773
Change in net unrealized gains on investments, available-for-sale	4,084	1,965
Comprehensive income before income taxes	13,687	10,738

Income tax expense related to items of other comprehensive income	(1,544)	(758)
Comprehensive income	12,143	9,980

Comprehensive income (loss) attributable to noncontrolling interest	226	(511)
Comprehensive income attributable to Federated National Holding Company shareholders	$11,917	$10,491

See accompanying notes to consolidated financial statements.

Index
FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders' Equity attributable to Federated National Holding Company Shareholders	Noncontrolling Interest	Total Shareholders' Equity
		Issued Shares	Amount
	(in thousands, except share data)
Balance as of December 31, 2015	$-	13,798,773	$138	$131,998	$3,985	$96,461	$232,582	$18,177	$250,759
Net income	-	-	-	-	-	9,535	9,535	68	9,603
Other comprehensive income	-	-	-	-	2,382	-	2,382	158	2,540
Dividends paid	-	-	-	-	-	(1,565)	(1,565)	-	(1,565)
Issuance of common stock for share-based awards	-	80,481	-	4	-	-	4	-	4
Common stock buyback	-	(52,600)	-	-	-	(1,077)	(1,077)	-	(1,077)
Share-based compensation	-	-	-	926	-	-	926	-	926
Balance as of March 31, 2016	$-	13,826,654	$138	$132,928	$6,367	$103,354	$242,787	$18,403	$261,190

Index
FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net income	$9,603	$8,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(927)	(1,704)
Amortization of investment premium or discount, net	1,313	1,253
Depreciation and amortization	187	152
Share-based compensation	926	1,282
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	7,654	8,463
Premiums receivable, net	(9,638)	(2,535)
Reinsurance recoverable, net	(5,210)	(500)
Deferred acquisition costs	(217)	(2,156)
Income taxes receivable, net	1,274	(280)
Loss and loss adjustment expense reserves	4,275	6,145
Unearned premiums	7,925	11,009
Deferred income taxes, net of other comprehensive income	1,729	(202)
Other, net	1,809	(1,348)
Net cash provided by operating activities	20,703	28,352
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	72,669	56,264
Purchases of investment securities	(70,933)	(59,466)
Purchases of property and equipment	(523)	(122)
Net cash provided by (used in) investing activities	1,213	(3,324)
Cash flow from financing activities:
Noncontrolling interest equity investment	-	17,987
Tax benefit related to share-based compensation	246	530
Issuance of debt in consolidated variable interest entity	-	5,000
Purchases of FNHC common stock	(1,077)	-
Issuance of common stock for share-based awards	4	27
Dividends paid	(1,565)	(566)
Net cash (used in) provided by financing activities	(2,392)	22,978
Net increase in cash and cash equivalents	19,524	48,006
Cash and cash equivalents at beginning of period	53,038	40,157
Cash and cash equivalents at end of period	$72,562	$88,163

See accompanying notes to consolidated financial statements.

Index
FEDERATED NATIONAL HOLDING COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2,300	$5,662
Non-cash investing and finance activities:
Accrued dividends payable	$854	$567

See accompanying notes to consolidated financial statements.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(1)	ORGANIZATION AND BUSINESS

This report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015 of Federated National Holding Company (“FNHC”, “Company”, “we”, “us”).

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

The financial statements contained in this Quarterly Report on Form 10-Q are unaudited, but reflect all adjustments that, in the opinion of management, are necessary for a fair statement of results of the interim periods covered thereby.

The accompanying unaudited consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP”).  Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.  The results of operations for any interim period are not necessarily indicative of results for the full year.

(b)	PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of FNHC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIE”) in which we are the primary beneficiary.  All material inter-company accounts and transactions have been eliminated in consolidation.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Refer to note 12 for additional information on the VIE.

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

(d)	RECLASSIFICATIONS

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the 2016 presentation.  These reclassifications had no effect on the reported results of operations, financial condition, and cash flows. In the current period, the Company concluded it was appropriate to reclassify certain revenue accounts that do not have material balances and include them within other income in the consolidated statements of operations.  In addition, during the current period, the Company reclassified certain costs and expenses, principally, operating and underwriting expenses, salaries and wages and amortization of deferred policy acquisition costs.  These respective account balances are now included in commissions and other underwriting expenses and general and administrative expenses in the consolidated statements of operations.  The Company believes this reclassification provide greater clarity and insight into the consolidated financial statements for the periods presented.

(e)	ADJUSTMENTS

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

As a result, we recorded these adjustments during the year ended December 31, 2015.  The prior period adjustments increased net income by $1.3 million for the three months ended March 31, 2015.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(f)	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 amended the consolidation guidance by modifying the evaluation criteria for whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affecting the consolidation analysis of reporting entities that are involved with variable interest entities. We adopted the provisions of ASU 2015-02 effective January 1, 2016 and re-evaluated all legal entity investments under the revised consolidation model. The adoption of ASU 2015-02 did not have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest.  ASU 2015-03 reduces the complexity of disclosing debt issuance costs and debt discount and premium on the balance sheet by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The Company adopted this ASU retrospectively as of January 1, 2016.  Other assets and debt from consolidated variable interest entity have been reclassified to be consistent with the adoption of this standard, which resulted in a reduction of $0.1 million each.  There were no changes to shareholders’ equity as a result of this adoption.  There were no other impacts on the Company’s consolidated financial statements.

Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this standard would have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Upon the effective date, ASU 2016-02 will supersede the current lease guidance in Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. We are currently evaluating the effects the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Level 3 — Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.  Currently, the Company has no level 3 investments.

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$26,578	$26,895	$-	$53,473
Obligations of states and political subdivisions	-	124,310	-	124,310
Corporate	-	148,926	-	148,926
International	-	12,536	-	12,536
	26,578	312,667	-	339,245

Equity securities	38,302	2,528	-	40,830

Total investments	$64,880	$315,195	$-	$380,075

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4)	INVESTMENTS

Unrealized Gains and Losses

The amortized cost and the fair value of debt and equity securities as of March 31, 2016 and December 31, 2015 are summarized as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
Debt Securities - available-for-sale:
United States government obligations and authorities	$52,406	$1,075	$8	$53,473
Obligations of states and political subdivisions	122,143	2,206	39	124,310
Corporate	146,571	2,854	499	148,926
International	12,448	176	88	12,536
	333,568	6,311	634	339,245

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,238	65	82	4,221
Corporate	1,849	33	6	1,876
International	131	4	-	135
	6,218	102	88	6,232

Equity securities	36,312	6,297	1,779	40,830

Total investments	$376,098	$12,710	$2,501	$386,307

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Debt Securities - available-for-sale:
United States government obligations and authorities	$61,384	$489	$320	$61,553
Obligations of states and political subdivisions	109,152	1,590	40	110,702
Corporate	154,957	1,153	1,490	154,620
International	12,528	18	243	12,303
	338,021	3,250	2,093	339,178

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,275	30	204	4,101
Corporate	2,253	14	20	2,247
International	91	-	-	91
	6,619	44	224	6,439

Equity securities	33,581	6,809	1,856	38,534

Total investments	$378,221	$10,103	$4,173	$384,151

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2016 and December 31, 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
Securities with maturity dates:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Debt securities, available-for-sale:
One year or less	$30,152	$30,177	$24,470	$24,488
Over one through five years	173,698	175,777	170,797	171,113
Over five through ten years	129,692	133,258	142,728	143,545
Over ten years	26	33	26	32
	333,568	339,245	338,021	339,178
Debt securities, held-to-maturity:
One year or less	478	480	486	487
Over one through five years	1,927	1,976	1,899	1,915
Over five through ten years	3,813	3,776	4,234	4,037
	6,218	6,232	6,619	6,439

Total	$339,786	$345,477	$344,640	$345,617

Net Investment Income

Net investment income was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income	$1,853	$1,440
Dividends income	187	106
Net investment income	$2,040	$1,546

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Net Realized Gains and Losses

The amount of gross realized gains and losses were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross realized gains:
Debt securities	$1,304	$515
Equity securities	738	1,395
Total gross realized gains	2,042	1,910

Gross realized losses:
Debt securities	(540)	(103)
Equity securities	(575)	(103)
Total gross realized losses	(1,115)	(206)

Net realized gains on investments	$927	$1,704

During the three months ended March 31, 2016 and 2015, the proceeds from sales of available-for-sale investment securities were $66.7 million and $53.5 million, respectively.

Aging of Gross Unrealized Losses

As of March 31, 2016 and December 31, 2015, gross unrealized losses and related fair values for debt and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(in thousands)
Debt securities:
United States government obligations and authorities	$1,058	$2	$660	$6	$1,718	$8
Obligations of states and political subdivisions	15,750	38	1,032	1	16,782	39
Corporate	31,204	466	2,935	33	34,139	499
International	2,092	60	603	28	2,695	88
	50,104	566	5,230	68	55,334	634

Equity securities	10,905	1,777	25	2	10,930	1,779

Total investments	$61,009	$2,343	$5,255	$70	$66,264	$2,413

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The Company holds its equity and debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company writes its cost-basis or amortized cost-basis down to the fair value of the investment and records an other than temporarily impaired (“OTTI”) loss on its statement of operations. In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than charged against income.

The Company’s assessment of equity securities initially involves an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consists primarily of assessing whether: (i) there has been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and (ii) the Company has the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be one year from the balance sheet date).

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, the Company then further evaluates such equity security by considering qualitative and quantitative factors, including facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, industry outlook and our ability and intent to hold each position until its forecasted recovery.

If the Company intends to sell, or it is more likely than not that, the Company will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in income. To the extent that a debt security that is in an unrealized loss position is not impaired based on the preceding, the Company will consider a debt security to be impaired when it believes it to be probable that the Company will not be able to collect the entire amortized cost basis.

During the three months ended March 31, 2016 and 2015, we did not have any material OTTI losses.

Collateral Deposits

As of March 31, 2016, investments with fair values of approximately $12.0 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractually obligated.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5)	REINSURANCE

Overview

The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota share basis to nonaffiliated insurance companies in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverables. The following reinsurance recoverable is reflected in the consolidated balance sheets as of the dates presented as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverable on paid losses	$6,767	$5,218
Reinsurance recoverable on unpaid losses	11,157	7,496
Reinsurance recoverable, net	$17,924	$12,714

Premiums Written and Earned

The following table indicates premiums written and earned as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Premiums written:
Direct	$136,025	$106,702
Ceded	(43,570)	(25,958)
	$92,455	$80,744
Premiums earned:
Direct	$128,099	$95,693
Ceded	(73,102)	(50,907)
	$54,997	$44,786

Significant Reinsurance Contracts

FNIC operates primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level.  We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.  MNIC does not have any material reinsurance contracts as of March 31, 2016.  All of our reinsurance contracts do not relieve FNIC from their direct obligations to insured.

The Company’s reinsurance program, which runs either from June 1 to May 31 or from July 1 to June 30 of the following year, consists of excess of loss placed with the private market and the Florida Hurricane Catastrophe Fund (“FHCF”) and quota share, which is a form of proportional reinsurance, treaties which insure the homeowners’ property lines from catastrophes in Florida and other states.  The excess of loss and FHCF treaties, which became effective on July 1, 2015, insures for approximately $1.82 billion of aggregate catastrophic losses and loss adjustment expenses (“LAE”) with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event.  The FHCF treaty only affords coverage for losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s quota share treaties, which are included in the reinsurance program, runs from July 1 to June 30 of the following year.  The quota share treaties consist of two different treaties, one for 30% which became effective July 1, 2014 and the other for 10% which became effective July 1, 2015.  The combined treaties provide a 40% quota share reinsurance treaty on the first $100 million of covered losses for the homeowners’ insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

The quota share reinsurance agreements require FNIC to secure the credit, regulatory and business risk.  Fully funded trust agreements securing these risks totaled $3.5 million, as of March 31, 2016 and December 31, 2015.

(6)	LOSS AND LAE RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all incidents reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	(in thousands)
Gross reserves, beginning of period	$97,340	$78,330
Less: reinsurance recoverable (1)	(7,496)	(10,394)
Net reserves, beginning of period	89,844	67,936

Incurred loss, net of reinsurance, related to:
Current year	30,093	113,819
Prior years	(548)	(9,466)
Total incurred loss and LAE, net of reinsurance	29,545	104,353

Paid loss, net of reinsurance, related to:
Current year	9,221	49,531
Prior years	19,710	32,914
Total paid loss and LAE, net of reinsurance	28,931	82,445

Net reserves, end of period	90,458	89,844
Plus: reinsurance recoverable (1)	11,157	7,496
Gross reserves, end of period	$101,615	$97,340

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

The favorable development in 2015 and first quarter of 2016 is primarily a result of continued favorable loss experience (mostly caused by decreased severity in reported claims) in the Company’s all other peril homeowners coverage caused in part by the absence of severe weather in Florida. Specifically, we have experienced better severity than expected on the 2014 and 2013 accident years.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7)	DEBT

On March 17, 2015, MNHC, a wholly owned subsidiary of Monarch Delaware, our consolidated VIE, issued a promissory note with a principal amount of $5.0 million bearing 6% annual interest, due March 17, 2021 with interest payable on an annual basis due March 17 each year.  The debt was issued to TransRe, a related party, and is being carried at the unpaid principal balance, net of debt issuance costs, and any accrued and unpaid interest is recognized in other liabilities in the consolidated balance sheet.  The Company recorded $0.1 million of debt issuance costs related to the 6% promissory note.

(8)	INCOME TAXES

A summary of the provision for income tax expense is as follows.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Federal:
Current	$3,544	$4,652
Deferred	1,439	259
Federal income tax expense	4,983	4,911
State:
Current	276	731
Deferred	536	69
State income tax expense	812	800

Total income taxes	$5,795	$5,711

The actual income tax expense differs from the "expected" income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Computed expected tax expense provision, at federal rate	$5,389	$5,248
State tax, net of federal tax benefit	534	543
Other	(128)	(80)
Total income taxes	$5,795	$5,711

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2012 - 2014 are open for review by the Internal Revenue Service (“IRS”) and other state taxing authorities.

As of March 31, 2016 and December 31, 2015, we have determined that there are no uncertain tax positions.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

(10)	SHAREHOLDERS’ EQUITY

Common Stock Repurchases

In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017.

Pursuant to our Board of Directors authorizations, the Company repurchased 52,600 shares of its common stock at a total cost of $1.1 million, which is an average price per share of $20.44, during the three months ended March 31, 2016.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Share-based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Restricted stock	$680	$728
Stock options	-	24
Total share-based compensation expense	$680	$752

Excess tax benefits from stock-based awards	$246	$530
Intrinsic value of options exercised	$193	$2,346
Fair value of restricted stock vested	$12,358	$17,387

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on The NASDAQ Global Market.

The unamortized share-based compensation expense is $8.7 million as of March 31, 2016, which will be recognized over the remaining weighted average vesting period of approximately 3.23 years.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2016 to March 31, 2016 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2016	174,633	$3.79
Granted	-	$-
Exercised	(1,100)	$4.20
Cancelled	-	$-
Outstanding at March 31, 2016	173,533	$3.78

Restricted Stock

On March 10, 2016, the Company’s Board of Directors granted 128,472 restricted shares to the Company’s Directors, Executives and other key employees.  The restricted shares vest over three or five years.

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the Company’s restricted stock activity for the period from January 1, 2016 to March 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	418,807	$20.14
Granted	128,472	$19.16
Vested	(79,381)	$15.57
Cancelled	-	$-
Outstanding at March 31, 2016	467,898	$20.64

The weighted average grant date fair value is measured at the closing price of FNHC common stock on the grant date, as reported on The NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income, beginning of period	$6,111	$(2,247)	$3,864	$12,417	$(4,699)	$7,718

Other comprehensive income before reclassifications	5,570	(2,103)	3,467	4,717	(1,806)	2,911
Reclassification adjustment for realized gains included in net income	(1,486)	559	(927)	(2,752)	1,048	(1,704)
	4,084	(1,544)	2,540	1,965	(758)	1,207

Accumulated other comprehensive income, end of period	$10,195	$(3,791)	$6,404	$14,382	$(5,457)	$8,925

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(11)	EARNINGS PER SHARE

The following table illustrates our computations of basic and diluted net income per share.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net income attributable to Federated National Holding Company shareholders	$9,535	$9,284
Weighted average number of common shares outstanding - basic	13,826	13,656
Net income per share - basic	$0.69	$0.68

Weighted average number of common shares outstanding - basic	13,826	13,656
Dilutive effect of stock compensation plans	$218	$320
Weighted average number of common shares outstanding - diluted	14,044	13,976
Net income per share - diluted	$0.68	$0.66

Dividends per share	$0.05	$0.04

Index
Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(12)	VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	March 31, 2016	December 31, 2015
ASSETS	(in thousands)
Investments
Debt maturities, held-to-maturity, at amortized cost	$19,836	$21,312
Equity securities, available-for-sale, at fair value	3,151	1,358
Total investments	22,987	22,670

Cash and cash equivalents	14,990	14,616
Prepaid reinsurance premiums	14	34
Premiums receivable, net	344	355
Deferred income taxes	5	646
Income taxes receivable	395	-
Deferred acquisition costs	237	234
Other assets	156	157
Total assets	$39,128	$38,712

LIABILITIES
Loss and loss adjustment expense reserves	$324	$237
Unearned premiums	1,572	1,448
Debt	4,893	4,887
Income taxes payable	-	8
Other liabilities	187	374
Total liabilities	$6,976	$6,954

(13)	SUBSEQUENT EVENTS

MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners’ multiple-peril insurance policies, which became effective for new and renewals on April 15, 2016.    Additionally, FNIC applied for and was approved by the Florida OIR for a rate increase of 5.6% for Florida homeowners’ multiple-peril insurance policies, which will become effective for new and renewals on August 1, 2016.

Index
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

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016.  This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes to the consolidated financial statements set forth in Part I, Item 1, “Financial Statements” of this Form 10-Q and our audited consolidated financial statements and notes to consolidated financial statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2015.

Unless the context requires otherwise, as used in this Form 10-Q for the three months ended March 31, 2015, the terms “FNHC,” “Company,” “we,” “us” and “our” refers to Federated National Holding Company and its consolidated subsidiaries.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein.  Without limiting the generality of the foregoing, words such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology are intended to identify forward-looking statements.

Forward-looking statements might also include, but are not limited to, one or more of the following:

•	Projections of revenues, income, earnings per share, dividends, capital structure or other financial items or measures;
•	Descriptions of plans or objectives of management for future operations, insurance products/or services;
•	Forecasts of future insurable events, economic performance, liquidity, need for funding and income; and
•	Descriptions of assumptions or estimates underlying or relating to any of the foregoing.

The risks and uncertainties include, without limitation, risks and uncertainties related to estimates, assumptions and projections generally; the nature of the Company’s business; the adequacy of its reserves for loss and loss adjustment expense (“LAE”); claims experience; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail) and other catastrophic losses; reinsurance costs and the ability of reinsurers to indemnify the Company; raising additional capital and our potential failure to meet minimum capital and surplus requirements; potential assessments that support property and casualty insurance pools and associations; the effectiveness of internal financial controls; the effectiveness of our underwriting, pricing and related loss limitation methods; changes in loss trends, including as a result of insureds’ assignment of benefits; court decisions and trends in litigation; our potential failure to pay claims accurately; ability to obtain regulatory approval applications for requested rate increases, or to underwrite in additional jurisdictions, and the timing thereof; the impact that the results of the Monarch joint venture may have on our results of operations; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; legislative and regulatory developments; the outcome of litigation pending against the Company, and any settlement thereof; dependence on investment income and the composition of the Company’s investment portfolio; insurance agents; ratings by industry services; the reliability and security of our information technology systems; reliance on key personnel; acts of war and terrorist activities; and other matters described from time to time by the Company in this report and other filings filed with the United States Securities and Exchange Commission, including the Company’s Form 10-K.

In addition, investors should be aware that US generally accepted accounting principles (“GAAP”) prescribe when a company may reserve for particular risks, including claims and litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a contingency. Reported results may therefore appear to be volatile in certain accounting periods.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

GENERAL

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

In connection with the organization of MNIC, the parties entered into the following agreements dated as of March 17, 2015:

•	MNIC entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU receives 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company also receives an annual expense reimbursement for accounting and related services.

•	MNIC, MNHC and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM manages the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Company’s CEO and CFO hold their respective positions with Monarch Entities while they remain employed by the Company.

Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying consolidated financial statements included in Part I, Item 1 of this Report.

Executive Offices

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Index
Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 252,975 and 242,702 at March 31, 2016 and December 31, 2015, respectively.

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

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation.  MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners’ multiple-peril insurance policies, which became effective for new and renewals on April 15, 2016.    Additionally, FNIC applied for and was approved by the Florida OIR for a rate increase of 5.6% for Florida homeowners’ multiple-peril insurance policies, which will become effective for new and renewals on August 1, 2016. We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

Other Lines of Business

Commercial General Liability: We underwrite for approximately 380 classes of skilled craft workers (excluding homebuilders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate.  We market the commercial general liability insurance products through independent agents and a limited number of general agencies unaffiliated with the Company.

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

See the discussion in Item 1: “Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to our business.

Index
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

•	Gross written premiums totaled $136.0 million in the first quarter of 2016, compared with $106.7 million in the first quarter of 2015.

•	Total revenues totaled $69.0 million in the first quarter of 2016, compared with $54.9 million in the first quarter of 2015.

•	Net income attributable to FNHC shareholders totaled $9.5 million in the first quarter of 2016, compared with $9.3 million in the first quarter of 2015.

•	Total investments increased $2.0 million, to $386.3 million as of March 31, 2016, compared with $384.3 million as of December 31, 2015.

•	Cash and cash equivalents increased $19.6 million, to $72.6 million as of March 31, 2016, compared with $53.0 million as of December 31, 2015.

•	Loss ratio was 53.7% in the first quarter of 2016, compared with 53.5% in the first quarter of 2015. The loss ratio is calculated as losses and LAE divided by net premiums earned.

•	Expense ratio was 43.5% in the first quarter of 2016, compared with 36.8% in the first quarter of 2015. The expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

•	Combined ratio was 97.2% in the first quarter of 2016, compared with 90.3% in the first quarter of 2015. The combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Net Premiums Earned

Net premiums earned increased $10.2 million, or 22.8%, to $55.0 million during the three months ended March 31, 2016, compared with $44.8 million during the three months ended March 31, 2015. This increase was primarily due to an increase in our Florida homeownrs’ in-force policy count to 252,975 as of March 31, 2016, compared with 196,924 as of March 31, 2015.  Additionally, the growth in the policy count is driven by management’s strategy to grow market share by providing exceptional service to our customers and partner agents.

Net Investment Income

Net investment income increased $0.5 million, or 32.0%, to $2.0 million during the three months ended March 31, 2016, compared with $1.5 million during the three months ended March 31, 2015. This increase is mainly due to greater interest income earned, which is attributed to the year-over-year growth of our investment portfolio. Our debt securities investment yield, net was 2.3% for the three months ended March 31, 2016 and 2015.

Net Realized Investment Gains

Net realized investment gains totaled $0.9 million for the three months ended March 31, 2016, compared with $1.7 million for the three months ended March 31, 2015. From time to time, our portfolio managers move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Index
Other Income

Other income increased $4.1 million, or 59.3%, to $11.0 million for the three months ended March 31, 2016, compared with $6.9 million for the three months ended March 31, 2015. The following table represents the other income detail as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Other income:
Direct written policy fees	$4,202	$2,492
Commission income	4,827	1,126
Brokerage revenue	1,448	1,378
Quota-share profit sharing	-	1,477
Finance revenue	519	427
Total	$10,996	$6,900

The increase in policy fees is directly related to the increase in gross written premiums in homeowners and private passenger auto compared to prior year.  Additionally, the increase in commission revenue is related to the growth in ceding commissions from private passenger auto as a result of the growth in that line of business and the fees we receive for managing that business.

Losses and LAE

Losses and LAE increased $5.6 million, or 23.4%, to $29.5 million during the three months ended March 31, 2016, compared with $23.9 million during the three months ended March 31, 2015.   The increase to losses and LAE was driven by an increase in earned premiums, $4.9 million in gross catastrophe losses related to a series of tornados in Florida during the three months ended March 31, 2016 and an increase to our Florida homeowners’ ultimate loss ratio, which is driven by unfavorable development from assignment of benefits and temporary discontinuation of the underwriting analytics in the second and third quarter of 2015, as discussed in the Company’s December 31, 2015 Form 10-K.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $7.2 million, or 56.3%, to $19.9 million for the three months ended March 31, 2016, compared with $12.7 million for the three months ended March 31, 2015.  The increase in expenses is directly related to the significant increase in gross premiums written and earned as well as in other income accounts during the same period in the prior year.  The Company incurred additional variable costs in support of the growth, experiencing an increase in commissions, salaries and benefits, premium taxes, licenses and fees and other costs. The headcount increased from 178 operational employees as of March 31, 2015 to 251 operational employees as of March 31, 2016.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 7.5%, to $4.1 million for the three months ended March 31, 2016, compared with $3.8 million for the three months ended March 31, 2015.  The change is due to an increase in salaries and benefits, including bonus expense, and additional professional and consulting fees, offset by a decrease in legal fees, as we incurred $0.9 million of start-up costs related to the organization of Monarch during the three months ended March 31, 2015.  Professional fees include audit, tax and actuarial fees.  The increased headcount and other costs are in support of the significant growth in our gross written premiums during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Income Taxes

Income taxes increased $0.1 million, or 1.5%, to $5.8 million for the three months ended March 31, 2016, compared with $5.7 million for the three months ended March 31, 2015.  The slight change was due to an increase in taxable income and an increase in our effective tax rate.  Our effective tax rate was 37.6% for the three months ended March 31, 2016, compared with 38.1% for the three months ended March 31, 2015. The decrease in the effective tax rate is due to permanent differences relating to tax exempt interest income.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commissions and fee income.  Our primary uses of funds are the payment of claims and operating expenses.  As of March 31, 2016, we had $72.6 million in cash and cash equivalents and $386.3 million in investments.

Net cash provided by operating activities for the three months ended March 31, 2016 was $20.7 million, compared to net cash provided by operating activities for the three months ended March 31, 2015 of $28.4 million.  This decrease was primarily as a result of the changes in the premiums receivable and reinsurance recoverable accounts.

Net cash provided by investing activities for the three months ended March 31, 2016 was $1.2 million, compared to net cash used in investing activities for the three months ended March 31, 2015 of $3.3 million.

Net cash used in financing activities for the three months ended March 31, 2016 was $2.4 million, compared to net cash provided by financing activities for the three months ended March 31, 2015 of $23.0 million.  This decrease was primarily due to $18.0 million related to the noncontrolling interest equity investment and $5.0 million related to the issuance of debt in our consolidated VIE during the three months ended March 31, 2015.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with US generally accepted accounting principles (“GAAP”), which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying losses and LAE.

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

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments, (ii) investments, (iii) premium and unearned premium calculation, (iv) reinsurance contracts, (v) the amount and recoverability of amortization of deferred acquisition costs (“DAC”), (vi) reserve for loss and LAE and (vii) income taxes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

Index
There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2016.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete description of our critical accounting estimates.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2016, approximately 91% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Item 4:	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2016. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1:	Legal Proceedings

Refer to note 9 to the notes to consolidated financial statements set forth in Part I, “Financial Statements” for further information about legal proceedings.

Index
Item 1A:	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2015.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The following table summarizes our common stock repurchases in the quarter ended March 31, 2016:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as of Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (1)
March 14, 2016 to March 31, 2016	52,600	$20.44	52,600	$8,924,780

(1)    In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Index
Item 6:	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. *

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

Date: May 6, 2016

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