Form 10-Q
period 2016-06-30
FEDERATED NATIONAL HOLDING CO
filed 2016-08-08
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________________TO _______________________

Commission File number 000-25001

Federated National Holding Company
(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

14050 N.W. 14th Street, Suite 180, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

800-293-2532
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 3, 2016, the registrant had 13,784,811 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $356,199 and $338,021, respectively)	$365,364	$339,178
Debt securities, held-to-maturity, at amortized cost	5,905	6,619
Equity securities, available-for-sale, at fair value (cost of $34,565 and $33,581, respectively)	40,601	38,534
Total investments	411,870	384,331

Cash and cash equivalents	80,073	53,038
Prepaid reinsurance premiums	109,809	120,771
Premiums receivable, net of allowance of $123 and $302, respectively	58,063	38,594
Reinsurance recoverable, net	20,572	12,714
Deferred acquisition costs	21,287	15,547
Income taxes receivable	8,687	2,691
Property and equipment, net	3,335	2,894
Other assets	7,918	7,605
TOTAL ASSETS	$721,614	$638,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$120,723	$97,340
Unearned premiums	295,769	253,960
Debt from consolidated variable interest entity	4,898	4,887
Deferred income taxes, net	5,720	5,627
Other liabilities	28,824	25,612
Total liabilities	455,934	387,426
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	-	-
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,782,911 and 13,798,773 shares issued and outstanding, respectively	138	138
Additional paid-in capital	135,255	131,998
Accumulated other comprehensive income	9,422	3,985
Retained earnings	102,189	96,461
Total Federated National Holding Company shareholders’ equity	247,004	232,582
Noncontrolling interest	18,676	18,177
Total shareholders’ equity	265,680	250,759
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$721,614	$638,185

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Net premiums earned	$60,045	$49,227	$115,042	$94,012
Net investment income	2,194	1,701	4,234	3,248
Net realized investment gains	7	913	934	2,617
Other income	12,818	6,949	23,814	13,849
Total revenue	75,064	58,790	144,024	113,726

Costs and expenses:
Losses and loss adjustment expenses	47,025	23,148	76,570	47,098
Commissions and other underwriting expenses	21,044	13,630	40,896	26,324
General and administrative expenses	5,086	3,287	9,167	7,085
Interest expense	94	86	178	97
Total costs and expenses	73,249	40,151	126,811	80,604

Income before income taxes	1,815	18,639	17,213	33,122
Income taxes	697	6,755	6,492	12,465
Net income	1,118	11,884	10,721	20,657
Net income (loss) attributable to noncontrolling interest	127	150	195	(361)
Net income attributable to Federated National Holding Company shareholders	$991	$11,734	$10,526	$21,018

Net income per share attributable to Federated National Holding Company shareholders:
Basic	$0.07	$0.86	$0.76	$1.54
Diluted	$0.07	$0.84	$0.75	$1.50

Weighted average number of shares of common stock outstanding:
Basic	13,805	13,722	13,816	13,689
Diluted	13,988	13,985	14,013	13,978

Dividends declared per share of common stock	$0.06	$0.04	$0.11	$0.08

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$1,118	$11,884	$10,721	$20,657
Change in net unrealized gains (losses) on investments, available-for-sale	5,006	(3,974)	9,090	(2,010)
Comprehensive income before income taxes	6,124	7,910	19,811	18,647

Income tax benefit (expense) related to items of other comprehensive income	(1,805)	1,409	(3,349)	651
Comprehensive income	4,319	9,319	16,462	19,298

Less: Comprehensive income attributable to noncontrolling interest	273	-	499	-
Comprehensive income attributable to Federated National Holding Company shareholders	$4,046	$9,319	$15,963	$19,298

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

		Common Stock		Additional	Accumulated Other		Total Shareholders’ Equity attributable to Federated National		Total
	Preferred			Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders’
	Stock	Issued Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2015	$-	13,798,773	$138	$131,998	$3,985	$96,461	$232,582	$18,177	$250,759
Net income	-	-	-	-	-	10,526	10,526	195	10,721
Other comprehensive income	-	-	-	-	5,437	-	5,437	304	5,741
Dividends	-	-	-	-	-	(2,425)	(2,425)	-	(2,425)
Shares issued under stock-based compensation plans	-	96,314	-	26	-	-	26	-	26
Tax benefits from stock-based awards	-	-	-	598	-	-	598	-	598
Repurchases of common stock	-	(112,176)	-	-	-	(2,373)	(2,373)	-	(2,373)
Share-based compensation	-	-	-	2,633	-	-	2,633	-	2,633
Balance as of June 30, 2016	$-	13,782,911	$138	$135,255	$9,422	$102,189	$247,004	$18,676	$265,680

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flow from operating activities:
Net income	$10,721	$20,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(934)	(2,617)
Amortization of investment premium or discount, net	2,562	2,487
Depreciation and amortization	392	302
Share-based compensation	3,231	2,090
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	10,962	14,173
Premiums receivable, net	(19,469)	(5,776)
Reinsurance recoverable, net	(7,858)	(2,760)
Deferred acquisition costs	(5,740)	(5,657)
Income taxes receivable, net	(6,595)	(3,709)
Loss and loss adjustment expense reserves	23,383	9,752
Unearned premiums	41,809	40,387
Deferred income taxes, net of other comprehensive income	(1,666)	4,273
Other, net	2,896	(2,593)
Net cash provided by operating activities	53,694	71,009
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	119,671	92,411
Purchases of investment securities	(141,334)	(129,545)
Purchases of property and equipment	(822)	(542)
Net cash used in investing activities	(22,485)	(37,676)
Cash flow from financing activities:
Noncontrolling interest equity investment	-	18,136
Tax benefit related to share-based compensation	598	706
Issuance of debt in consolidated variable interest entity	-	5,000
Purchases of FNHC common stock	(2,373)	-
Issuance of common stock for share-based awards	26	123
Dividends paid	(2,425)	(1,133)
Net cash (used in) provided by financing activities	(4,174)	22,832
Net increase in cash and cash equivalents	27,035	56,165
Cash and cash equivalents at beginning of period	53,038	40,157
Cash and cash equivalents at end of period	$80,073	$96,322

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14,360	$10,662
Non-cash investing and finance activities:
Accrued dividends payable	$859	$567

See accompanying notes to unaudited consolidated financial statements.

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Organization

Federated National Holding Company, (“FNHC,” the “Company,” “we,” or “us”), is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners’”), commercial general liability, federal flood, personal automobile and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Texas, Georgia, Alabama, Louisiana and South Carolina. We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture, described below, and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the Company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due to their policyholders.

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

Significant Customers

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company, (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. During the three and six months ended June 30, 2016, 24.7% and 24.1%, respectively, of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents.

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

In connection with the investment in Monarch Delaware, we have determined that we are the primary beneficiary of this VIE, as we possess the power to direct the activities of the VIE that most significantly impact its economic performance.  Accordingly, we consolidate the VIE in our consolidated financial statements. Refer to Note 12 for additional information on the VIE.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. These unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, our financial position and results of operations for the periods presented. Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

This report should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K, as amended (the “2015 Form 10-K”).

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2016.

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

Similar to other property and casualty insurers, our liability for losses and loss adjustment expense reserves, although supported by actuarial projections and other data is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, we believe that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. Refer to Note 6 accompanying our consolidated financial statements for a discussion of our liability for losses and loss adjustment expense reserves.

Reclassifications

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on the reported consolidated statements of operations, balance sheets, and cash flows. In the current period, the Company concluded it was appropriate to reclassify certain revenue accounts that do not have material balances and include them within other income in the consolidated statements of operations. In addition, during the current period, the Company reclassified certain costs and expenses, principally, operating and underwriting expenses, salaries and wages and amortization of deferred policy acquisition costs. These respective account balances are now included in commissions and other underwriting expenses and general and administrative expenses in the consolidated statements of operations. The Company believes these reclassifications provide greater clarity and insight into the consolidated financial statements for the periods presented.

Adjustments

During our third quarter 2015 analysis of actual experience to date under the July 1, 2014 quota share reinsurance contract, we re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions.  As a result of this re-evaluation, we concluded reinsurance contracts, which have retrospective rating provisions, should be accounted for under Accounting Standards Codification 944, Financial Services — Insurance (“ASC 944”), where amounts due to (from) the assuming companies are accrued based on estimated contract experience to date as though the contracts were terminated.  Refer to Note 2 in our Form 10-Q for the period ended September 30, 2015 for additional information.

The adjustments to our accounting for the July 1, 2014 quota share reinsurance treaty, inclusive of other adjustments, are not material in any prior quarter or annual period based on an analysis of quantitative and qualitative factors in accordance with SEC guidance.

As a result, we recorded these adjustments during the year ended December 31, 2015.  The prior period adjustments increased net income by $0.3 million and $1.6 million for the three and six months ended June 30, 2015, respectively.

Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in United States Generally Accepted Accounting Principles when it becomes effective. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year, making it effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted as of the original effective date. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In addition, during 2016 the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment model. Additionally, the standard will require enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

3. FAIR VALUE

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$37,442	$27,800	$-	$65,242
Obligations of states and political subdivisions	-	139,685	-	139,685
Corporate	-	148,597	-	148,597
International	-	11,840	-	11,840
	37,442	327,922	-	365,364

Equity securities	39,601	1,000	-	40,601

Total investments	$77,043	$328,922	$-	$405,965

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$34,733	$26,820	$-	$61,553
Obligations of states and political subdivisions	-	110,702	-	110,702
Corporate	-	154,620	-	154,620
International	-	12,303	-	12,303
	34,733	304,445	-	339,178

Equity securities	38,012	522	-	38,534

Total investments	$72,745	$304,967	$-	$377,712

4. INVESTMENTS

Unrealized Gains and Losses

The following table details the difference between amortized cost or cost and estimated fair value, by major investment catergory, at June 30, 2016 and at December 31, 2015:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
Debt Securities - available-for-sale:
United States government obligations and authorities	$63,692	$1,551	$1	$65,242
Obligations of states and political subdivisions	136,439	3,248	2	139,685
Corporate	144,429	4,289	122	148,596
International	11,639	243	41	11,841
	356,199	9,331	166	365,364

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,178	85	67	4,196
Corporate	1,662	45	1	1,706
International	65	3	-	68
	5,905	133	68	5,970
Equity securities	34,565	7,204	1,168	40,601
Total investments	$396,669	$16,668	$1,402	$411,935

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Debt Securities - available-for-sale:
United States government obligations and authorities	$61,384	$489	$320	$61,553
Obligations of states and political subdivisions	109,152	1,590	40	110,702
Corporate	154,957	1,153	1,490	154,620
International	12,528	18	243	12,303
	338,021	3,250	2,093	339,178

Debt Securities - held-to-maturity:
United States government obligations and authorities	4,275	30	204	4,101
Corporate	2,253	14	20	2,247
International	91	-	-	91
	6,619	44	224	6,439
Equity securities	33,581	6,809	1,856	38,534
Total investments	$378,221	$10,103	$4,173	$384,151

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gross realized gains:
Debt securities	$624	$265	$1,927	$747
Equity securities	417	915	1,155	2,342
Total gross realized gains	1,041	1,180	3,082	3,089

Gross realized losses:
Debt securities	(55)	(224)	(595)	(326)
Equity securities	(979)	(43)	(1,553)	(146)
Total gross realized losses	(1,034)	(267)	(2,148)	(472)
Net realized gains on investments	$7	$913	$934	$2,617

During the three months ended June 30, 2016 and 2015, the proceeds from sales of available-for-sale investment securities were $36.9 million and $30.3 million, respectively. During the six months ended June 30, 2016 and 2015, the proceeds from sales of available-for-sale investment securities were $99.4 million and $80.2 million, respectively.

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2016 and December 31, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$32,222	$32,266	$24,470	$24,488
Over one through five years	177,983	181,141	170,797	171,113
Over five through ten years	145,773	151,728	142,728	143,545
Over ten years	220	229	26	32
	356,198	365,364	338,021	339,178
Debt securities, held-to-maturity:
One year or less	431	432	486	487
Over one through five years	1,724	1,786	1,899	1,915
Over five through ten years	3,750	3,751	4,234	4,037
	5,905	5,969	6,619	6,439
Total	$362,103	$371,333	$344,640	$345,617

Net Investment Income

The following table summarizes the Company’s net investment income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$1,984	$1,573	$3,837	$3,014
Dividends income	210	128	397	234
Net investment income	$2,194	$1,701	$4,234	$3,248

Aging of Gross Unrealized Losses

As of June 30, 2016 and December 31, 2015, gross unrealized losses and related fair values for available-for-sale debt securities and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$-	$-	$128	$1	$128	$1
Obligations of states and political subdivisions	2,372	1	1,025	1	3,397	2
Corporate	6,733	50	3,587	72	10,320	122
International	-	-	2,005	41	2,005	41
	9,105	51	6,745	115	15,850	166

Equity securities	9,361	1,035	1,245	133	10,606	1,168

Total investments	$18,466	$1,086	$7,990	$248	$26,456	$1,334

	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015			(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$30,464	$303	$659	$17	$31,123	$320
Obligations of states and political subdivisions	16,652	40	-	-	16,652	40
Corporate	87,176	1,420	3,590	70	90,766	1,490
International	8,660	191	281	52	8,941	243
	142,952	1,954	4,530	139	147,482	2,093

Equity securities	11,790	1,850	84	6	11,874	1,856

Total investments	$154,742	$3,804	$4,614	$145	$159,356	$3,949

The Company holds its equity securities and some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an other than temporarily impairment (“OTTI”) loss in our consolidated statements of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income.

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

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described above, the Company then evaluates such equity security by considering qualitative and quantitative factors. These factors include but are not limited to facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, industry outlook and our ability and intent to hold each position until its forecasted recovery.

If the Company intends to sell, or it is more likely than not that, the Company will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in our consolidated statement of operations. To the extent a debt security in an unrealized loss position is not impaired based on the preceding, the Company will consider that security to be impaired when it believes collection of the amortized cost is not probable.

During the Company’s quarterly evaluation of its securities for impairment, we had $0.3 million OTTI losses in our investments in debt and equity securities during the three and six months ended June 30, 2016. We did not have any material OTTI losses in our investments in debt and equity securities that reflected an unrealized loss position during the three and six months ended June 30, 2015.

Collateral Deposits

As of June 30, 2016, investments with fair values of approximately $10.8 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractually obligated.

5. REINSURANCE

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota share basis in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation.  In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker.

Significant Reinsurance Contracts

FNIC and MNIC operate primarily by underwriting and accepting risks for their direct account on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level. We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives. All of our reinsurance contracts do not relieve FNIC or MNIC from their direct obligations to the insured.

FNIC’s 2015-2016 catastrophe reinsurance program, which runs either from June 1 to May 31 or from July 1 to June 30, consists of the Florida Hurricane Catastrophe Fund (“FHCF”), excess of loss treaties placed with the private market and a 40%  property quota share program. The property quota share reinsurance is a form of proportional reinsurance that provides coverage for the homeowners’ property lines for wind related catastrophes in Florida. The FHCF treaty affords coverage for losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

The excess of loss and FHCF treaties, which became effective on July 1, 2015 and June 1, 2015, respectively, insures for approximately $1.82 billion of aggregate catastrophic losses and loss adjustment expenses (“LAE”) with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event. Ceded premiums in connection with this program totaled approximately $149.7 million.

FNIC’s 2016-2017 reinsurance programs include approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million or 6.89% of the Company’s shareholders’ equity as of June 30, 2016.

MNIC’s 2016-2017 catastrophe reinsurance program, which runs from either June 1 to May 31 or June 1 to June 30 (13 month period), consists of the FHCF and private market excess of loss treaties. All private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC's Florida exposure. These treaties are with reinsurers that currently have an AM Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

The Company’s property quota share treaties, which are included in the reinsurance program, run for a two-year period from July 1 to July 1 of the following year.  The property quota share treaties consist of two different treaties, one for 30% which became effective July 1, 2014, and subsequently ended July 1, 2016, and the other for 10% which became effective July 1, 2015. The combined treaties provide a 40% quota share reinsurance on the first $100 million of covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

The Company’s private passenger automobile quota share treaties are typically one-year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede 75% to 90% of all written premiums entered into by the Company.

Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $2.7 million as of June 30, 2016 and $3.5 million as of December 31, 2015.

Subsequent Events

On July 1, 2016, the 30% property quota share treaty expired on a cut-off basis, which means as of that date the Company will retain 30% of its unearned premiums and losses. The reinsurers will remain liable for 30% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

Additionally, the Company’s private market excess of loss treaties became effective July 1, 2016 and all private layers have prepaid automatic reinstatement protection, which affords us additional coverage against multiple catastrophic events in the same hurricane season. The Company obtained multiple year protection for a portion of its program; as a result, some of the coverage will expire on June 30, 2017, and a portion of the coverage will remain in-force one additional treaty year until June 30, 2018. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all private layers attach after $18.45 million in losses for FNIC’s Florida exposure. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following table presents reinsurance recoverables as reflected in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Reinsurance recoverable on paid losses	$6,364	$5,218
Reinsurance recoverable on unpaid losses	14,208	7,496
Reinsurance recoverable, net	$20,572	$12,714

Premiums Written and Earned

The following table presents premiums written and earned for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Premiums written:
Direct	$171,218	$132,019	$307,242	$238,721
Ceded	(119,410)	(85,103)	(162,980)	(111,061)
	$51,808	$46,916	$144,262	$127,660
Net Premiums earned:
Direct	$137,334	$102,641	$265,433	$198,334
Ceded	(77,289)	(53,414)	(150,391)	(104,322)
	$60,045	$49,227	$115,042	$94,012

6. LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not yet reported (“IBNR”).

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	(in thousands)
Gross reserves, beginning of period	$97,340	$78,330
Less: reinsurance recoverable (1)	(7,496)	(10,394)
Net reserves, beginning of period	89,844	67,936

Incurred loss, net of reinsurance, related to:
Current year	66,118	113,819
Prior years	10,452	(9,466)
Total incurred loss and LAE, net of reinsurance	76,570	104,353

Paid loss, net of reinsurance, related to:
Current year	27,707	49,531
Prior years	32,190	32,914
Total paid loss and LAE, net of reinsurance	59,897	82,445

Net reserves, end of period	106,515	89,844
Plus: reinsurance recoverable (1)	14,208	7,496
Gross reserves, end of period	$120,723	$97,340

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

The establishment of loss reserves is an inherently uncertain process and changes in loss reserve estimates are expected as such estimates are subject to the outcome of future events. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple interpretations. Changes in estimates, or differences between estimates and amounts ultimately paid, are reflected in the operating results of the period during which such adjustments are made.

During the six months ended June 30, 2016, the Company experienced $10.5 million of unfavorable loss and LAE reserve development on prior year accident years primarily in its’ all other peril homeowners’ coverage in the state of Florida. The deficiency primarily relates to higher severity above the expected development factor anticipated at December 31, 2015 which was driven by the impact from assignment of benefits and related ligation costs.

During the year ended December 31, 2015, the Company experienced $9.5 million of redundancy on prior year accident years primarily a result of continued favorable loss experience (mostly caused by decreased severity in reported claims) in the Company’s all other peril homeowners coverage caused in part by the absence of severe weather in Florida. Specifically, we have experienced better severity than expected on the 2014 and 2013 accident years.

7. LONG-TERM DEBT

On March 17, 2015, MNHC, a wholly owned subsidiary of Monarch Delaware, and MNIC’s direct parent, our consolidated VIE, issued a promissory note with a principal amount of $5.0 million bearing 6% annual interest, due March 17, 2021 with interest payable on an annual basis due March 17 each year.  The debt was issued to Transatlantic Reinsurance Company (“TransRe”), a related party, and is being carried at the unpaid principal balance, net of debt issuance costs, and any accrued and unpaid interest is recognized in other liabilities in the consolidated balance sheet.  The Company recorded $0.1 million of debt issuance costs related to the 6% promissory note.

8. INCOME TAXES

The provision for income tax expense for the three and six months ended June 30, 2016 and 2015 (in thousands) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Federal:
Current	$4,614	$1,688	$8,158	$6,340
Deferred	(3,925)	4,196	(2,487)	4,455
Federal income tax expense	689	5,884	5,671	10,795
State:
Current	1,072	416	1,347	1,147
Deferred	(1,064)	455	(526)	523
State income tax expense	8	871	821	1,670
Total income taxes	$697	$6,755	$6,492	$12,465

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Computed expected tax expense provision, at federal rate	$663	$6,140	$6,052	$11,387
State tax, net of federal tax benefit	11	584	544	1,106
Other	23	31	(104)	(28)
Total income taxes	$697	$6,755	$6,492	$12,465

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. As a matter of course, various taxing authorities, including the Internal Revenue Service (“IRS”), regularly audit us. As of June 30, 2016, no open tax years are under examination by the IRS or any material state and local jurisdictions.

As of June 30, 2016 and December 31, 2015, we have determined that there are no uncertain tax positions.

9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings, specifically claims litigation.  The Company’s insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims.  The Company accounts for such activity through the establishment of loss and LAE reserves.  We believe that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to our consolidated financial statements.  The Company is also occasionally involved in other legal and regulatory proceedings, some of which may assert claims for substantial amounts.  These other legal proceedings may occasionally make us party to individual actions in which extra-contractual damages, punitive damages or penalties are sought, such as claims alleging bad faith in the handling of insurance claims.

        On a quarterly basis, the Company reviews these outstanding matters, if any.  Consistent with GAAP, the Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. The Company does not establish reserves for identified legal matters when we believe that the likelihood of an unfavorable outcome is not probable. Based on our quarterly review, the Company believes that our accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on our consolidated financial statements.

Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF and Florida Joint Underwriters Insurance Association (“JUA”). As a direct premium writer in Florida, we are required to participate in certain insurer solvency associations under Florida Statutes Section 631.57(3)(a), administered by FIGA. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

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

Leases

FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 8 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K.

10. SHAREHOLDERS’ EQUITY

Common Stock Repurchases

In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017. Common stock repurchases are conducted in the open market. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Pursuant to our Board of Directors authorizations, the Company repurchased 112,176 shares of its common stock at a total cost of $2.4 million, which is an average price per share of $21.13, during the six months ended June 30, 2016.  As of June 30, 2016, the remaining availability for future repurchases of our common stock was $7.6 million.

Share-based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Restricted stock	$1,953	$627	$2,633	$1,355
Stock options	-	5	-	29
Total share-based compensation expense	$1,953	$632	$2,633	$1,384
Intrinsic value of options exercised	$1,024	$5,809	$1,217	$8,155
Fair value of restricted stock vested	$16,564	$11,772	$28,922	$11,772

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on The NASDAQ Global Market.

At June 30, 2016, there was approximately $6.8 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to Restricted Stock Awards, which is currently expected to be recognized over a weighted average period of approximately 3.02 years.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2016 to June 30, 2016 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2016	174,633	$3.79
Granted	-	$-
Exercised	(6,933)	$3.74
Cancelled	-	$-
Outstanding at June 30, 2016	167,700	$3.79

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by employees. The accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis.

During the first quarter of 2016 and 2015, the Board of Directors granted 128,472 and 116,140 RSAs, respectively, vesting over three or five years, to the Company’s Directors, Executives and other key employees.

The following tables summarizes RSA activity during the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	418,807	$20.14
Granted	128,472	$19.16
Vested	(155,916)	$18.55
Cancelled	-	$-
Outstanding at June 30, 2016	391,363	$20.45

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on The NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income, beginning of period	$10,195	$(3,791)	$6,404	$14,382	$(5,457)	$8,925
Other comprehensive income before reclassifications	5,036	(1,828)	3,208	(2,478)	825	(1,653)
Reclassification adjustment for realized gains included in net income	(30)	23	(7)	(1,497)	584	(913)
	5,006	(1,805)	3,201	(3,975)	1,409	(2,566)
Accumulated other comprehensive income, end of period	$15,201	$(5,596)	$9,605	$10,407	$(4,048)	$6,359

	Six Months Ended June 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income, beginning of period	$6,111	$(2,247)	$3,864	$12,417	$(4,699)	$7,718
Other comprehensive income before reclassifications	10,606	(3,931)	6,675	2,239	(981)	1,258
Reclassification adjustment for realized gains included in net income	(1,516)	582	(934)	(4,249)	1,632	(2,617)
	9,090	(3,349)	5,741	(2,010)	651	(1,359)
Accumulated other comprehensive income, end of period	$15,201	$(5,596)	$9,605	$10,407	$(4,048)	$6,359

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock awards. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

The computations of diluted earnings per share available to common stockholders do not include approximately 0.2 million stock options and RSAs for the three months ended June 30, 2016 and 2015, respectively, and 0.2 million stock options and RSAs for the six months ended June 30, 2016 and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income attributable to Federated National Holding Company shareholders	$991	$11,734	$10,526	$21,018
Weighted average number of common shares outstanding - basic	13,805	13,722	13,816	13,689
Net income per share - basic	$0.07	$0.86	$0.76	$1.54

Weighted average number of common shares outstanding - basic	13,805	13,722	13,816	13,689
Dilutive effect of stock compensation plans	183	263	197	289
Weighted average number of common shares outstanding - diluted	13,988	13,985	14,013	13,978
Net income per share - diluted	$0.07	$0.84	$0.75	$1.50

Dividends per share	$0.06	$0.04	$0.11	$0.08

Dividends Declared

In February and May 2016, our Board of Directors declared a quarterly dividend payment of $0.05 and $0.06 per common share, respectively, paid in March and June 2016, respectively, amounting to $1.6 million.

In June 2016, our Board of Directors declared a $0.06 per common share dividend payable September 1, 2016 to shareholders of record on August 1, 2016.

12. VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	June 30, 2016	December 31, 2015
ASSETS	(in thousands)
Investments
Debt securities, available for sale, at amortized cost	$22,303	$21,312
Equity securities, available-for-sale, at fair value	1,529	1,358
Total investments	23,832	22,670
Cash and cash equivalents	16,289	14,616
Prepaid reinsurance premiums	-	34
Premiums receivable, net	1,155	355
Deferred income taxes	5	646
Income taxes receivable	-	-
Deferred acquisition costs	645	234
Other assets	-	157
Total assets	$41,926	$38,712
LIABILITIES
Loss and loss adjustment expense reserves	$407	$237
Unearned premiums	3,736	1,448
Debt	4,898	4,887
Income taxes payable	-	8
Other liabilities	237	374
Total liabilities	$9,278	$6,954

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015.

Unless the context requires otherwise, as used in this Form 10-Q for the three and six months ended June 30, 2016, the terms “FNHC,” “Company,” “we,” “us” and “our” refers to Federated National Holding Company and its consolidated subsidiaries.

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 (“Form 10-Q”)  or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology are intended to identify forward-looking statements.

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

In addition, investors should be aware that U.S. generally accepted accounting principles (“GAAP”) prescribe when a company may reserve for particular risks, including claims and litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a contingency. Reported results may therefore appear to be volatile in certain accounting periods.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We do not undertake any obligation to update publicly or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

GENERAL

Federated National Holding Company, ("FNHC," the "Company," "we," or "us"), is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal automobile and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Texas, Georgia, Alabama, Louisiana and South Carolina. We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture, described below, and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the Company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due to their policyholders.

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

In connection with the organization of MNIC, the parties entered into the following agreements dated as of March 17, 2015:

•	MNIC entered into a Managing General Agent and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly owned subsidiary of the Company, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to Monarch. For its services under the Monarch MGA Agreement, FNU receives 4% of Monarch’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of Monarch’s total earned annual premium for FNU’s claims administration services; and a per-policy administrative fee of $25 for each policy underwritten for Monarch. The Company also receives an annual expense reimbursement for accounting and related services.

•	MNIC, MNHC and Monarch Delaware (collectively, the “Monarch Entities”) entered into an Investment Management Agreement (the “Monarch Investment Agreement”) with Crosswinds AUM LLC, a wholly owned subsidiary of Crosswinds (“Crosswinds AUM”), pursuant to which Crosswinds AUM manages the investment portfolios of the Monarch Entities. The management fee, on an annual basis, is 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and 0.30% of assets under management of more than $200 million.

•	MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding. Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by Monarch Delaware in any individual reinsurance contract.

•	The Company’s Chief Executive Officer and Interim Chief Financial Officer hold their respective positions with Monarch Entities while they remain employed by the Company.

Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Offices

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 265,503 and 242,702 at June 30, 2016 and December 31, 2015, respectively.

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

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ insurance regulators.  MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners’ multiple-peril insurance policies, which became effective for new and renewals on April 15, 2016. Additionally, FNIC applied for and was approved by the Florida OIR for a rate increase of 5.6% for Florida homeowners’ multiple-peril insurance policies, which became effective for new and renewals on August 1, 2016. We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

Other Lines of Business

Personal Automobile: Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. We market this through licensed general agents in their respective territories.

Commercial General Liability: We underwrite for approximately 380 classes of skilled craft workers (excluding homebuilders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We market the commercial general liability insurance products through independent agents and a limited number of general agents unaffiliated with the Company.

Flood:   FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service.

See the discussion in Item 1: “Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information with respect to our business.

RESULTS OF OPERATIONS

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

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

The following table summarizes our unaudited results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	% Change	2015
	(Dollars in thousands)
Revenue:
Gross premiums written	$171,218	29.7%	$132,019
Increase in unearned premiums	(33,884)	15.3%	(29,378)
Gross premiums earned	137,334	33.8%	102,641
Ceded premiums	(77,289)	44.7%	(53,414)
Net premiums earned	60,045	22.0%	49,227
Net investment income	2,194	29.0%	1,701
Net realized investment gains	7	(99.2)%	913
Other income	12,818	84.5%	6,949
Total revenue	75,064	27.7%	58,790

Costs and expenses:
Losses and LAE	47,025	103.1%	23,148
Commissions and other underwriting expenses	21,044	54.4%	13,630
General and administrative expenses	5,086	54.7%	3,287
Interest expense	94	9.3%	86
Total costs and expenses	73,249	82.4%	40,151

Income before income taxes	1,815	(90.3)%	18,639
Income taxes	697	(89.7)%	6,755
Net income	1,118	(90.6)%	11,884
Net loss attributable to noncontrolling interest	127	(15.3)%	150
Net income attributable to FNHC	$991	(91.6)%	$11,734

Ratios to net premiums earned:
Net loss ratio (1)	78.3%		47.0%
Expense ratio (2)	43.7%		34.5%
Combined ratio (3)	122.0%		81.5%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the three months ended June 30, 2016 of $75.1 million increased $16.3 million, or 27.7%, compared to revenue of $58.8 million in 2015.

Gross Premiums Written

Gross premiums written increased $39.2 million, or 29.7%, to $171.2 million for the three months ended June 30, 2016, compared with $132.0 million for the same three-month period last year. The increase predominantly reflects market share growth in our homeowners and personal automobile lines of business. Homeowners’ gross premiums written increased $22.1 million, or 17.9%, to $145.6 million for the three months ended June 30, 2016, compared with $123.5 million for the same three-month period last year. Gross premiums written for our personal automobile line of business increased by $16.6 million to $19.0 million in the second quarter of 2016 compared to $2.4 million in the prior year period. These increases reflects management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in our personal automobile line of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and at the same time, diversify our insurance risk.

Net Premiums Earned

Net premiums earned increased $10.8 million, or 22.0%, to $60.0 million during the three months ended June 30, 2016, compared with $49.2 million during the three months ended June 30, 2015. This increase was primarily driven by an increase in our Florida homeowners’ in-force policy count to 265,503 as of June 30, 2016, compared with 212,490 in the prior year.

Net Investment Income

Total investments increased $27.6 million, to $411.9 million as of June 30, 2016, compared with $384.3 million as of December 31, 2015. As a result, net investment income increased $0.5 million, or 29.0%, to $2.2 million during the three months ended June 30, 2016, compared to $1.7 million during the three months ended June 30, 2015. This increase is mainly due to greater interest income earned, which is attributed to the year-over-year growth of our investment portfolio. Our debt securities investment yield, net was 2.5% for the three months ended June 30, 2016 and 2015.

Net Realized Investment Gains

Net realized investment gains totaled less than $0.1 million for the three months ended June 30, 2016, compared with $0.9 million for the three months ended June 30, 2015. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Other Income

Other income increased $5.9 million, or 84.5%, to $12.8 million for the three months ended June 30, 2016, compared with $6.9 million in the prior year period. The following table represents the other income detail as follows:

	Three Months Ended June 30,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Direct written policy fees	$4,925	88.6%	$2,612
Commission income	5,709	336.5%	1,308
Brokerage	1,633	70.1%	959
Quota-share profit sharing	-	(100)%	1,600
Finance	551	17.5%	470
Total other income	$12,818	84.5%	$6,949

The increase in direct written policy fees is directly related to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. The increase in commission income reflects the growth in commissions from personal automobile and the fees we receive for managing that business. The decrease in Quota-share profit sharing is the result of our re-evaluation, effective September 30, 2015, of the accounting treatment for the quota-share reinsurance contracts with retrospective rating provisions. At that time we eliminated recording of future estimated quota-share profits in one line, ("Quota-share profit sharing"), on the consolidated statement of operations.

Expenses

Losses and LAE

Losses and loss adjustment expenses (“LAE”) increased $23.9 million, or 103.1%, to $47.0 million for the three months ended June 30, 2016, compared with $23.1 million for the same three-month period last year. The increase to losses and LAE was driven by an increase in net premiums earned in the current period as compared to same period last year and an increase in the net loss ratio, which increased to 78.3% during the three months ended June 30, 2016 compared to 47.0% during the three months ended June 30, 2015.

The increase in the net loss ratio was driven by the change in the Florida homeowners’ attritional loss ratios being recorded for the respective current year accident years during the three months ended June 30, 2016 as compared to during the three months ended June 30, 2015. The increase in the 2016 accident year attritional loss ratio was impacted by $2.5 million in gross losses from severe weather events (i.e., Tropical Storm Colin) during the quarter. The Florida homeowners’ 2016 accident year attritional loss ratio, excluding the impact from the severe weather events noted above, increased to 35.1%, an additional 2.1 percentage points from the beginning of 2016.  Additionally, the losses incurred also include approximately $11.0 million of prior year development primarily in Florida homeowners’ 2015 accident year, which increased the attritional loss ratio to 35.8%, an additional 3.2 percentage points.  The increased attritional rates in both Florida homeowners’ 2015 and 2016 accident years since June 2015 were caused by the impact from assignment of benefits and related litigation as well as the impact from the temporary discontinuation of our underwriting analytics. The attritional loss ratio is commonly used by the insurance and underwriting industry and is calculated as the sum of losses and defense and cost containment, divided by gross premiums earned. We believe this measure is useful to investors as the Company uses the attritional loss ratio to monitor losses associated with ordinary insurance operations.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $7.4 million, or 54.4%, to $21.0 million for the three months ended June 30, 2016, compared with $13.6 million for the three months ended June 30, 2015. The increase in expenses is directly in support of the significant increase in gross premiums earned. Specifically, the Company experienced an increase in commissions, salaries and benefits, premium taxes, licenses and fees and other costs. Additionally, the Company’s headcount increased from the prior year by 89 to 347 total employees as of June 30, 2016.

Commissions and other underwriting expenses also increased as a percentage of net premiums earned this quarter as compared to the same quarter in the prior year period. This is the result of the shift in premium mix of our lines of business where personal automobile has experienced significant premium growth. Personal automobile policies have higher commission and premium tax rates than our other lines of businesses which has increased the average rates this quarter as compared to the same period last year.  Additionally, the personal automobile policies are ceded at 75% to 90%, which is also higher than the average ceding percentage of our other lines of businesses in the same period last year.  These two factors are both contributing to the increase in expenses as a percentage of net premiums earned.

General and Administrative Expenses

General and administrative expenses increased $1.8 million, or 54.7%, to $5.1 million for the three months ended June 30, 2016, compared with $3.3 million for the three months ended June 30, 2015. The increase is primarily driven by expenses incurred in connection with the resignation of the Company’s former Chief Financial Officer during the three months ended June 30, 2016.

Income Taxes

Income taxes decreased $6.1 million, or 89.7%, to $0.7 million for the three months ended June 30, 2016, compared with $6.8 million for the three months ended June 30, 2015. The change was due to an decrease in taxable income and an increase in our effective tax rate.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

The following table reports our unaudited results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	% Change	2015
Revenue:	(Dollars in thousands)
Gross premiums written	$307,242	28.7%	$238,721
Increase in unearned premiums	(41,809)	3.5%	(40,387)
Gross premiums earned	265,433	33.8%	198,334
Ceded premiums	(150,391)	44.2%	(104,322)
Net premiums earned	115,042	22.4%	94,012
Net investment income	4,234	30.4%	3,248
Net realized investment gains	934	(64.3)%	2,617
Other income	23,814	72.0%	13,849
Total revenue	144,024	26.6%	113,726

Expenses:
Losses and LAE	76,570	62.6%	47,098
Commissions and other underwriting expenses	40,896	55.4%	26,324
General and administrative expenses	9,167	29.4%	7,085
Interest expense	178	83.5%	97
Total costs and expenses	126,811	57.3%	80,604

Income before income taxes	17,213	(48.0)%	33,122
Income taxes	6,492	(47.9)%	12,465
Net income	10,721	(48.1)%	20,657
Net (income) loss attributable to noncontrolling interest	195	(154.0)%	(361)
Net income attributable to FNHC	$11,526	(49.9)%	$21,018

Ratios to net premiums earned:
Net loss ratio (1)	66.6%		50.1%
Expense ratio (2)	43.7%		35.6%
Combined ratio (3)	110.3%		85.7%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the six months ended June 30, 2016 of $144.0 million increased $30.3 million, or 26.6%, compared to revenue of $113.7 million in 2015.

Gross Premiums Written

Gross premiums written increased $68.5 million, or 28.7%, to $307.2 million for the six months ended June 30, 2016, compared with $238.7 million for the same six-month period last year. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross premiums written increased $39.0 million, or 17.6%, to $260.3 million for the six months ended June 30, 2016, compared with $221.3 million for the same six-month period in the prior year. Gross premiums written for the personal automobile line of business increased by $28.8 million to $34.7 million in the first half of 2016, compared to $5.8 million in the prior year period. These increases reflects management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in the Company’s personal automobile line of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and at the same time, diversify our insurance risk.

Net Premiums Earned

Net premiums earned increased $21.0 million, or 22.4%, to $115.0 million during the six months ended June 30, 2016, compared with $94.0 million during the six months ended June 30, 2015. This increase was primarily driven by an increase in our Florida homeowners’ in-force policy count to 265,503 as of June 30, 2016, compared with 212,490 in the prior year.

Net Investment Income

Net investment income increased $1.0 million, or 30.4%, to $4.2 million during the six months ended June 30, 2016, compared to $3.2 million in 2015. This increase is mainly due to greater interest income earned, which is attributed to the year-over-year growth of our investment portfolio. Our debt securities investment yield, net was 2.4% for the six months ended June 30, 2016 and 2015.

Net Realized Investment Gains

Net realized investment gains totaled $0.9 million for the first half of 2016, compared with $2.6 million for the first half of 2015. From time to time, our portfolio managers, under our direction, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Other Income

Other income increased $10.0 million, or 72.0%, to $23.8 million for the six months ended June 30, 2016, compared with $13.8 million in the prior year period. The following table represents the other income detail as follows:

	Six Months Ended June 30,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Direct written policy fees	$9,127	78.8%	$5,104
Commission income	10,536	333.0%	2,433
Brokerage revenue	3,081	31.8%	2,337
Quota-share profit sharing	-	(100)%	3,077
Finance revenue	1,070	19.3%	898
Total other income	$23,814	72.0%	$13,849

The increase in direct written policy fees is directly related to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to prior year. The increase in commission income reflects the growth in commissions from personal automobile and the fees we receive for managing that business. The decrease in Quota-share profit sharing is the result of our re-evaluation, effective September 30, 2015, of the accounting treatment for the quota-share reinsurance contracts with retrospective rating provisions. At that time we eliminated recording of future estimated quota-share profits in one line, ("Quota-share profit sharing"), on the consolidated statement of operations.

Expenses

Losses and LAE

Losses and LAE increased $29.5 million, or 62.6%, to $76.6 million for the six months ended June 30, 2016, compared with $47.1 million for the same six-month period in the prior year. The increase to losses and LAE was driven by an increase in net premiums earned in the current period as compared to same period last year and an increase in the net loss ratio, which increased to 66.6% during the six months ended June 30, 2016 compared to 50.1% during the six months ended June 30, 2015.

The increase in the net loss ratio was driven by the change in the Florida homeowners’ attritional loss ratios being recorded for the respective current year accident years during the six months ended June 30, 2016 as compared to during the six months ended June 30, 2015. The increase in the 2016 accident year attritional loss ratio was impacted by $7.4 million in gross losses from severe weather events (i.e., Tropical Storm Colin) during the quarter. Additionally, the losses incurred also include approximately $11.0 million of prior year development primarily in Florida homeowners’ 2015 accident year, which increased the attritional loss ratio to 35.8%, an additional 3.2 percentage points. The increased attritional rates in both Florida homeowners’ 2015 and 2016 accident years since June 2015 were caused by the impact from assignment of benefits and related litigation as well as the impact from the temporary discontinuation of our underwriting analytics. The attritional loss ratio is commonly used by the insurance and underwriting industry and is calculated as the sum of losses and defense and cost containment, divided by gross premiums earned. We believe this measure is useful to investors as the Company uses the attritional loss ratio to monitor losses associated with ordinary insurance operations.

As of June 30, 2016, the Company recorded $120.7 million in losses and LAE expense reserves for all lines of business, which includes $73.1 million in incurred but not yet reported (“IBNR”) reserves. The IBNR reserves includes the $11.0 million of prior year development recorded during the three months ended June 30, 2016.  As of December 31, 2015, the Company recorded $97.3 million in losses and LAE expense reserves for all lines of business, which includes $51.1 million in IBNR reserves.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $14.6 million, or 55.4%, to $40.9 million for the six months ended June 30, 2016, compared with $26.3 million for the six months ended June 30, 2015.  The increase in expenses is directly in support of the significant increase in gross premiums earned.  Specifically, the Company experienced an increase in commissions, salaries and benefits, premium taxes, licenses and fees and other costs. Additionally, the Company’s headcount increased from the prior year by 89 to 347 total employees as of June 30, 2016.

Commissions and other underwriting expenses also increased as a percentage of net premiums earned this quarter as compared to the same quarter in the prior year period. This is the result of the shift in premium mix of our lines of business where personal automobile has experienced significant premium growth. Personal automobile policies have higher commission and premium tax rates than our other lines of businesses which has increased the average rates this quarter as compared to the same period last year.  Additionally, the personal automobile policies are ceded at 75% to 90%, which is also higher than the average ceding percentage of our other lines of businesses in the same period last year.  These two factors are both contributing to the increase in expenses as a percentage of net premiums earned.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 29.4%, to $9.2 million for the six months ended June 30, 2016, compared with $7.1 million for the six months ended June 30, 2015. The increase primarily reflects expenses incurred of $1.9 million in connection with the resignation of the Company’s former Chief Financial Officer during the six months ended June 30, 2016.

Income Taxes

Income taxes decreased $6.0 million, or 47.9%, to $6.5 million for the six months ended June 30, 2016, compared with $12.5 million for the six months ended June 30, 2015. Our effective tax rate was 37.7% for the six months ended June 30, 2016, compared with 37.6% for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commissions and fee income. Our primary uses of funds are the payment of claims and operating expenses. As of June 30, 2016, FNHC held $411.9 million in investments. Cash and cash equivalents increased $27.0 million, to $80.1 million as of June 30, 2016, compared with $53.0 million as of December 31, 2015.

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities decreased to $53.7 in the six months ended June 30, 2016 from $71.0 million in the same period of 2015. This decrease was primarily as a result of the changes in the premiums receivable and reinsurance recoverable accounts.

Investing Activities

Net cash used in investing activities of $22.5 million in the six months ended June 30, 2016 related to purchases of investment securities of $141.3 million, partly offset by sales, maturities and redemptions of our investment securities of $119.7 million. Net cash used in investing activities of $37.7 million in the six months ended June 30, 2015 related to purchases of investment securities of $129.5 million, partly offset by sales, maturities and redemptions of our investment securities of $92.4 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 of $4.2 million, primarily reflects dividend payments of $2.4 million and repurchases of our common stock of $2.4 million, partially offset by $0.6 million in tax benefits related to share-based compensation. Net cash provided by financing activities of $22.8 million for the six months ended June 30, 2016 reflects $18.1 million related to the noncontrolling interest equity investment and $5.0 million related to the issuance of debt in our consolidated VIE during the six months ended June 30, 2015.

We believe that existing cash and investment balances, when combined with anticipated cash flows as noted above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We currently expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements. The Company also considers various opportunities, including common stock repurchases, to deploy its excess capital. Any future growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.

Dividends and Common Stock Repurchases

In February and May 2016, our Board of Directors declared a quarterly dividend payment of $0.05 and $0.06 per common share, respectively, paid in March and June of 2016, respectively, amounting to $1.6 million. In June 2016, our Board of Directors declared a $0.06 per common share dividend payable September 1, 2016 to shareholders of record on August 1, 2016.

Based on the number of shares of common stock outstanding as of June 30, 2016, at a dividend of $0.06 per share, the anticipated cash outflow would be $1.0 million in the third quarter of 2016. We currently expect to declare and pay quarterly dividends of similar amounts.

In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017. Common stock repurchases are conducted in the open market. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

During the first half of 2016, we repurchased 0.1 million shares of common stock for $2.4 million, including commissions. The remaining availability for future repurchases of our common stock was $7.6 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2016.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2016, approximately 92% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2016. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1:	Legal Proceedings

Refer to Note 9 to our consolidated financial statements set forth in Part I, “Financial Statements” for further information about legal proceedings.

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

Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2015 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 of the Exchange Act.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as of Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (1)
April 2016	-	$-	-	$-
May 2016	33,791	$21.39	33,791	$8,203,389
June 2016	25,785	$22.27	25,785	$7,630,215

(1)    In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document**

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Erick A. Fernandez
Erick A. Fernandez, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2016