Form 10-Q
period 2016-09-30
FEDERATED NATIONAL HOLDING CO
filed 2016-11-08
CIK 1069996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 4, 2016, the registrant had 13,801,757 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $370,881 and
$338,021, respectively)	$378,879	$339,178
Debt securities, held-to-maturity, at amortized cost	5,880	6,619
Equity securities, available-for-sale, at fair value (cost of $34,905 and $33,581, respectively)	41,334	38,534
Total investments (including $28,290 and $22,670 related to the VIE, respectively)	426,093	384,331

Cash and cash equivalents (including $14,753 and $14,616 related to the VIE, respectively)	106,200	53,038
Prepaid reinsurance premiums	58,763	120,771
Premiums receivable, net of allowance of $57 and $302, respectively
(including $1,589 and $355 related to the VIE, respectively)	63,605	38,594
Reinsurance recoverable, net	25,151	12,714
Deferred acquisition costs	41,247	15,547
Income taxes receivable	16,706	2,691
Property and equipment, net	3,863	2,894
Other assets (including $1,269 and $1,037 related to the VIE, respectively)	7,829	7,605
TOTAL ASSETS	$749,457	$638,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$127,485	$97,340
Unearned premiums	309,283	253,960
Debt from consolidated variable interest entity	4,903	4,887
Deferred income taxes, net	12,912	5,627
Other liabilities	31,521	25,612
Total liabilities	486,104	387,426
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized;
13,801,607 and 13,798,773 shares issued and outstanding, respectively	138	138
Additional paid-in capital	136,359	131,998
Accumulated other comprehensive income	8,800	3,985
Retained earnings	99,336	96,461
Total Federated National Holding Company shareholders’ equity	244,633	232,582
Noncontrolling interest	18,720	18,177
Total shareholders’ equity	263,353	250,759
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$749,457	$638,185

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Net premiums earned	$69,405	$62,286	$184,447	$156,298
Net investment income	2,164	1,907	6,398	5,154
Net realized investment gains	1,126	1,126	2,060	3,743
Other income	11,095	7,280	34,909	21,130
Total revenue	83,790	72,599	227,814	186,325

Costs and expenses:
Losses and loss adjustment expenses	43,613	28,412	120,183	75,510
Commissions and other underwriting expenses	34,512	21,610	75,408	47,934
General and administrative expenses	4,044	4,887	13,211	11,973
Interest expense	81	65	259	161
Total costs and expenses	82,250	54,974	209,061	135,578

Income before income taxes	1,540	17,625	18,753	50,747
Income taxes	102	7,054	6,594	19,519
Net income	1,438	10,571	12,159	31,228
Net income (loss) attributable to noncontrolling interest	44	(22)	239	(383)
Net income attributable to Federated National
Holding Company shareholders	$1,394	$10,593	$11,920	$31,611

Net income per share attributable to Federated National
Holding Company shareholders:
Basic	$0.10	$0.77	$0.86	$2.31
Diluted	$0.10	$0.76	$0.85	$2.26

Weighted average number of shares of common stock
outstanding:
Basic	13,780	13,749	13,807	13,710
Diluted	13,943	13,977	13,999	13,978

Dividends declared per share of common stock	$0.08	$0.04	$0.17	$0.13

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,438	$10,571	$12,159	$31,228
Change in net unrealized (losses) gains on investments,
available-for-sale	(774)	(2,671)	8,316	(4,681)
Comprehensive income before income taxes	664	7,900	20,475	26,547

Income tax benefit (expense) related to items of other
comprehensive income	152	1,083	(3,197)	1,734
Comprehensive income	816	8,983	17,278	28,281

Less: comprehensive income (loss) attributable to
noncontrolling interest	44	(17)	543	(494)
Comprehensive income attributable to Federated National
Holding Company shareholders	$772	$9,000	$16,735	$28,775

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2015	$—	13,798,773	$138	$131,998	$3,985	$96,461	$232,582	$18,177	$250,759
Net income	—	—	—	—	—	11,920	11,920	239	12,159
Other comprehensive income	—	—	—	—	4,815	—	4,815	304	5,119
Dividends	—	—	—	—	—	(3,563)	(3,563)	—	(3,563)
Shares issued under share-
based compensation plans	—	288,815	—	360	—	—	360	—	360
Tax benefits from share-based	—	—	—	—	—	—	—	—	—
awards	—	—	—	843	—	—	843	—	843
Repurchases of common stock	—	(285,981)	—	—	—	(5,482)	(5,482)	—	(5,482)
Share-based compensation	—	—	—	3,158	—	—	3,158	—	3,158
Balance as of September 30, 2016	$—	13,801,607	$138	$136,359	$8,800	$99,336	$244,633	$18,720	$263,353

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net income	$12,159	$31,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(2,060)	(3,743)
Amortization of investment premium or discount, net	3,910	3,795
Depreciation and amortization	620	495
Share-based compensation	4,001	3,175
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	62,008	(40,967)
Premiums receivable, net	(25,011)	(7,653)
Reinsurance recoverable, net	(12,437)	4,186
Deferred acquisition costs	(25,699)	88
Income taxes receivable, net	(14,858)	(3,953)
Loss and loss adjustment expense reserves	30,146	13,343
Unearned premiums	55,323	57,973
Deferred income taxes, net of other comprehensive income	5,491	5,277
Other, net	5,676	16,970
Net cash provided by operating activities	99,269	80,214
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	151,884	134,918
Purchases of investment securities	(188,576)	(195,278)
Purchases of property and equipment	(1,573)	(1,500)
Net cash used in investing activities	(38,265)	(61,860)
Cash flow from financing activities:
Noncontrolling interest equity investment	—	18,498
Tax benefit related to share-based compensation	843	869
Purchases of FNHC common stock	(5,482)	—
Issuance of common stock for share-based awards	360	130
Dividends paid	(3,563)	(1,847)
Net cash (used in) provided by financing activities	(7,842)	17,650
Net increase in cash and cash equivalents	53,162	36,004
Cash and cash equivalents at beginning of period	53,038	40,157
Cash and cash equivalents at end of period	$106,200	$76,161

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14,360	$15,662
Non-cash investing and finance activities:
Accrued dividends payable	$1,134	$712

See accompanying notes to unaudited consolidated financial statements.

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Organization

Federated National Holding Company, (“FNHC,” the “Company,” “we,” or “us”), is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents. We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners’”), personal automobile, commercial general liability, federal flood, and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

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

Significant Customer

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners’ premiums we underwrote in the three months ended September 30, 2016 and 2015, 24.7% and 25.4%, respectively, were from Allstate’s network of Florida agents. For the nine months ended September 30, 2016 and 2015 23.9% and 23.3%, respectively, of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2015 Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2016.

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

Similar to other property and casualty insurers, our liability for losses and loss adjustment expense reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, we believe that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. Refer to Note 6 accompanying our consolidated financial statements for a discussion of our liability for losses and loss adjustment expense reserves.

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

As a result, we recorded these adjustments during the year ended December 31, 2015.  The prior period adjustments increased net income by $2.2 million for the three and nine months ended September 30, 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method  investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the effect that ASU 2015-16 will have on its consolidated financial statements and related disclosures.

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$38,933	$26,877	$—	$65,810
Obligations of states and political subdivisions	—	150,873	—	150,873
Corporate	—	149,210	—	149,210
International	—	12,986	—	12,986
	38,933	339,946	—	378,879

Equity securities	40,458	876	—	41,334

Total investments	$79,391	$340,822	$—	$420,213

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$34,733	$26,820	$—	$61,553
Obligations of states and political subdivisions	—	110,702	—	110,702
Corporate	—	154,620	—	154,620
International	—	12,303	—	12,303
	34,733	304,445	—	339,178

Equity securities	38,012	522	—	38,534

Total investments	$72,745	$304,967	$—	$377,712

4. INVESTMENTS

Unrealized Gains and Losses

The following table details the difference between amortized cost or cost and estimated fair value, by major investment category, at September 30, 2016 and at December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$64,810	$1,039	$39	$65,810
Obligations of states and political subdivisions	148,366	2,556	49	150,873
Corporate	144,990	4,305	85	149,210
International	12,715	273	2	12,986
	370,881	8,173	175	378,879

Debt securities - held-to-maturity:
United States government obligations and authorities	4,173	70	59	4,184
Corporate	1,636	47	—	1,683
International	71	2	—	73
	5,880	119	59	5,940
Equity securities	34,905	7,278	849	41,334
Total investments	$411,666	$15,570	$1,083	$426,153

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Debt securities - available-for-sale:
United States government obligations and authorities	$61,384	$489	$320	$61,553
Obligations of states and political subdivisions	109,152	1,590	40	110,702
Corporate	154,957	1,153	1,490	154,620
International	12,528	18	243	12,303
	338,021	3,250	2,093	339,178

Debt securities - held-to-maturity:
United States government obligations and authorities	4,275	30	204	4,101
Corporate	2,253	14	20	2,247
International	91	—	—	91
	6,619	44	224	6,439
Equity securities	33,581	6,809	1,856	38,534
Total investments	$378,221	$10,103	$4,173	$384,151

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Gross realized gains:
Debt securities	$897	$226	$2,822	$973
Equity securities	597	1,847	1,752	4,188
Total gross realized gains	1,494	2,073	4,574	5,161

Gross realized losses:
Debt securities	(20)	(178)	(614)	(504)
Equity securities	(348)	(769)	(1,900)	(914)
Total gross realized losses	(368)	(947)	(2,514)	(1,418)
Net realized gains on investments	$1,126	$1,126	$2,060	$3,743

During the three months ended September 30, 2016 and 2015, the proceeds from sales of available-for-sale investment securities were $30.1 million and $42.5 million, respectively. During the nine months ended September 30, 2016 and 2015, the proceeds from sales of available-for-sale investment securities were $129.5 million and $134.9 million, respectively.

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2016 and December 31, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$41,507	$41,565	$24,470	$24,488
Over one through five years	182,129	185,001	170,797	171,113
Over five through ten years	145,639	150,694	142,728	143,545
Over ten years	1,606	1,619	26	32
	370,881	378,879	338,021	339,178
Debt securities, held-to-maturity:
One year or less	413	413	486	487
Over one through five years	1,887	1,949	1,899	1,915
Over five through ten years	3,580	3,578	4,234	4,037
	5,880	5,940	6,619	6,439
Total	$376,761	$384,819	$344,640	$345,617

Net Investment Income

The following table summarizes the Company’s net investment income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$1,963	$1,760	$5,801	$4,773
Dividends income	201	147	597	381
Net investment income	$2,164	$1,907	$6,398	$5,154

Aging of Gross Unrealized Losses

As of September 30, 2016 and December 31, 2015, gross unrealized losses and related fair values for available-for-sale debt securities and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$8,995	$38	$121	$1	$9,116	$39
Obligations of states and political subdivisions	28,481	47	1,015	2	29,496	49
Corporate	11,405	33	3,345	52	14,750	85
International	1,170	1	302	1	1,472	2
	50,051	119	4,783	56	54,834	175

Equity securities	5,590	679	2,179	170	7,769	849

Total investments	$55,641	$798	$6,962	$226	$62,603	$1,024

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$30,464	$303	$659	$17	$31,123	$320
Obligations of states and political subdivisions	16,652	40	—	—	16,652	40
Corporate	87,176	1,420	3,590	70	90,766	1,490
International	8,660	191	281	52	8,941	243
	142,952	1,954	4,530	139	147,482	2,093

Equity securities	11,790	1,850	84	6	11,874	1,856

Total investments	$154,742	$3,804	$4,614	$145	$159,356	$3,949

The Company holds its equity securities and some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an other than temporary impairment (“OTTI”) loss in our consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income.

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

If the Company intends to sell, or it is more likely than not that, the Company will sell, a debt security before recovery of its amortized cost basis, the total amount of the unrealized loss position is recognized as an OTTI loss in our consolidated statement of operations. To the extent a debt security in an unrealized loss position is not impaired based on the preceding; the Company will consider that security to be impaired when it believes collection of the amortized cost is not probable.

During the Company’s quarterly evaluation of its securities for impairment, there were no identified OTTI losses in our investments in debt and equity securities during the three months ended September 30, 2016 and $0.3 million OTTI losses in our investments in debt and equity securities during the nine months ended September 30, 2016. We did not have any OTTI losses in our investments in debt and equity securities that were in an unrealized loss position during the three and nine months ended September 30, 2015.

Collateral Deposits

As of September 30, 2016, investments with fair values of approximately $10.7 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

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

FNIC’s 2015-2016 catastrophe reinsurance program, which ran either from June 1 to May 31 or from July 1 to June 30, consists of the Florida Hurricane Catastrophe Fund (“FHCF”), excess of loss treaties placed with the private market and a 40%  property quota-share program. The property quota-share reinsurance is a form of proportional reinsurance that provides coverage for the homeowners’ property lines for wind related catastrophes in Florida. The FHCF treaty affords coverage for losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

The excess of loss and FHCF treaties, which became effective on July 1, 2015 and June 1, 2015, respectively, insure for approximately $1.82 billion of aggregate catastrophic losses and loss adjustment expenses (“LAE”) with a maximum single event coverage totaling approximately $1.26 billion, with the Company retaining the first $12.9 million in Florida and $5.0 million in Louisiana, Alabama and South Carolina for losses and LAE from each event. Ceded premiums in connection with this program totaled approximately $149.7 million.

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

FNIC’s 2016-2017 reinsurance programs, costing approximately $179.5 million, include approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from  $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could be as low as $8.0 million. The maximum pre-tax retention of $18.45 million for Florida represents 7.01% of the Company’s shareholders’ equity as of September 30, 2016.

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

The Company’s property quota share treaties, which are included in the reinsurance program, run for a two-year period from July 1 to July 1 of the following year.  The property quota-share treaties consist of two different treaties, one for 30% which became effective July 1, 2014, and the other for 10% which became effective July 1, 2015. The combined treaties provided a 40% quota-share reinsurance on the first $100 million of covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

On July 1, 2016, the 30% property quota-share treaty expired on a cut-off basis, which means as of that date the Company will retain 30% of its unearned premiums and losses. The reinsurers will remain liable for 30% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

The Company’s private passenger automobile quota share treaties are typically one-year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede 75% to 90% of all written premiums entered into by the Company.

Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $2.6 million as of September 30, 2016 and $3.5 million as of December 31, 2015.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following table presents reinsurance recoverables as reflected in the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Reinsurance recoverable on paid losses	$8,094	$5,218
Reinsurance recoverable on unpaid losses	17,057	7,496
Reinsurance recoverable, net	$25,151	$12,714

Premiums Written and Earned

The following table presents premiums written and earned for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net premiums written:
Direct	$161,137	$129,840	$468,379	$368,560
Ceded	(96,327)	(119,985)	(259,307)	(231,046)
	$64,810	$9,855	$209,072	$137,514
Net premiums earned:
Direct	$147,624	$112,253	$413,056	$310,587
Ceded	(78,219)	(49,967)	(228,609)	(154,289)
	$69,405	$62,286	$184,447	$156,298

6.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not yet reported (“IBNR”).

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2016	2015
	(in thousands)
Gross reserves, beginning of period	$97,340	$78,330
Less: reinsurance recoverable (1)	(7,496)	(10,394)
Net reserves, beginning of period	89,844	67,936

Incurred loss, net of reinsurance, related to:
Current year	109,237	113,819
Prior years	10,946	(9,466)
Total incurred loss and LAE, net of reinsurance	120,183	104,353

Paid loss, net of reinsurance, related to:
Current year	46,073	49,531
Prior years	53,526	32,914
Total paid loss and LAE, net of reinsurance	99,599	82,445

Net reserves, end of period	110,428	89,844
Plus: reinsurance recoverable (1)	17,057	7,496
Gross reserves, end of period	$127,485	$97,340

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the nine months ended September 30, 2016, the Company experienced unfavorable loss and LAE reserve development on prior year accident years primarily in its all other peril homeowners’ coverage in Florida. The deficiency primarily relates to higher severity above the expected development factor anticipated at December 31, 2015 which was driven by the impact from assignment of benefits and other related adjusting expenses.

During the year ended December 31, 2015, the Company experienced a redundancy on prior year accident years primarily a result of continued favorable loss experience (mostly caused by decreased severity in reported claims) in the Company’s all other peril homeowners’ coverage caused in part by the absence of severe weather in Florida. Specifically, we have experienced better severity than expected on the 2014 and 2013 accident years.

7.  LONG-TERM DEBT

On March 17, 2015, MNHC, a wholly owned subsidiary of Monarch Delaware, and MNIC’s direct parent, our consolidated VIE, issued a promissory note with a principal amount of $5.0 million bearing 6% annual interest, due March 17, 2021 with interest payable on an annual basis due March 17 each year.  The debt was issued to TransRe, a related party, in connection with its investment in Monarch Delaware, and is being carried at the unpaid principal balance, net of debt issuance costs, and any accrued and unpaid interest is recognized in other liabilities in the consolidated balance sheet.  The Company recorded $0.1 million of debt issuance costs related to the 6% promissory note.

8.  INCOME TAXES

The provision for income tax expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Federal:
Current	$(10,433)	$5,040	$(2,275)	$11,016
Deferred	10,709	1,194	8,222	5,982
Federal income tax expense	276	6,234	5,947	16,998
State:
Current	(1,960)	665	(613)	1,760
Deferred	1,786	155	1,260	761
State income tax expense	(174)	820	647	2,521
Total income tax expense	$102	$7,054	$6,594	$19,519

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Computed expected tax expense provision, at federal rate	$552	$6,374	$6,604	$17,761
State tax, net of federal tax benefit	(148)	578	396	1,685
Other	(302)	102	(406)	73
Total income tax expense	$102	$7,054	$6,594	$19,519

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. As a matter of course, various taxing authorities, including the Internal Revenue Service (“IRS”), regularly audit us. As of September 30, 2016, no open tax years are under examination by the IRS or any material state and local jurisdictions.

As of September 30, 2016 and December 31, 2015, we have determined that there are no uncertain tax positions.

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

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and FNIC.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association alleging a breach of the Co-Existence Agreement.  Both matters are in their preliminary stages and FNHC intends to vigorously defend against all of Mutual’s allegations, although there can be no assurances as to the outcome of either matter.

Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Florida Joint Underwriters Insurance Association (“JUA”), Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Georgia Automobile Insurance Plan (“GAIP”), Property Insurance Association of Louisiana (“PIAL”), Louisiana Automobile Insurance Plan (“LAIP”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Texas Automobile Insurance Plan Association (“TAIPA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”).. As a direct premium writer in Florida, we are required to participate in certain insurer solvency associations under Florida law, administered by FIGA. Future assessments are likely, although the impact of these assessments on our balance sheet, results of operations or cash flow are undeterminable at this time.

FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. FNIC was not assessed by the JUA Plan. Future assessments by this association are undeterminable at this time.

Leases

FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 8 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2015 Form 10-K.

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

Pursuant to our Board of Directors’ authorizations, the Company repurchased 285,981 shares of its common stock at a total cost of approximately $5.5 million, which is an average price per share of $19.22, during the nine months ended September 30, 2016.  As of September 30, 2016, the remaining availability for future repurchases of our common stock was $4.5 million.

Share-Based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Restricted stock	$525	$936	$3,158	$2,277
Stock options	—	5	—	29
Total share-based compensation expense	$525	$941	$3,158	$2,306

Intrinsic value of options exercised	$12,464	$396	$13,681	$8,551
Fair value of restricted stock vested	$10,685	$24,444	$39,607	$36,216

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on The NASDAQ Global Market.

At September 30, 2016, there was approximately $6.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted stock awards, which is currently expected to be recognized over a weighted average period of approximately 1.85 years.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2016 to September 30, 2016 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2016	174,633	$3.79
Granted	—	$—
Exercised	(93,899)	$3.85
Cancelled	—	$—
Outstanding at September 30, 2016	80,734	$3.71

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

The following table summarizes RSA activity during the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	418,807	$20.14
Granted	128,472	$19.16
Vested	(194,916)	$20.32
Cancelled	(540)	$19.16
Outstanding at September 30, 2016	351,823	$19.68

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on The NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$15,201	$(5,596)	$9,605	$10,407	$(4,048)	$6,359
Other comprehensive income before reclassifications	690	(186)	504	(746)	284	(462)
Reclassification adjustment for realized gains included
in net income	(1,464)	338	(1,126)	(1,925)	799	(1,126)
	(774)	152	(622)	(2,671)	1,083	(1,588)
Accumulated other comprehensive income, end of period	$14,427	$(5,444)	$8,983	$7,736	$(2,965)	$4,771

	Nine Months Ended September 30,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$6,111	$(2,247)	$3,864	$12,417	$(4,699)	$7,718
Other comprehensive income before reclassifications	11,296	(4,117)	7,179	1,601	(805)	796
Reclassification adjustment for realized gains included
in net income	(2,980)	920	(2,060)	(6,282)	2,539	(3,743)
	8,316	(3,197)	5,119	(4,681)	1,734	(2,947)
Accumulated other comprehensive income, end of period	$14,427	$(5,444)	$8,983	$7,736	$(2,965)	$4,771

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

The computations of diluted EPS available to our shareholders do not include approximately 0.2 million stock options and RSAs for the three months ended September 30, 2016 and 2015, respectively, and 0.2 million stock options and RSAs for the nine months ended September 30, 2016 and 2015, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Net income attributable to Federated National Holding
Company shareholders	$1,394	$10,593	$11,920	$31,611
Weighted average number of common shares outstanding -
basic	13,780	13,749	13,807	13,710
Net income per share - basic	$0.10	$0.77	$0.86	$2.31

Weighted average number of common shares outstanding -
basic	13,780	13,749	13,807	13,710
Dilutive effect of stock compensation plans	163	228	192	268
Weighted average number of common shares outstanding -
diluted	13,943	13,977	13,999	13,978
Net income per share - diluted	$0.10	$0.76	$0.85	$2.26

Dividends per share	$0.08	$0.04	$0.17	$0.13

Dividends Declared

In February 2016, our Board of Directors declared a quarterly dividend payment of $0.05 per common share, paid in March 2016, amounting to $0.7 million. In May and June 2016, our Board of Directors declared quarterly dividend payments of $0.06 per common share, respectively, paid in June and August 2016, respectively, totaling $1.7 million.

In September 2016, our Board of Directors declared a $0.08 per common share dividend payable December 1, 2016 to shareholders of record on November 1, 2016.

12. VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	September 30,	December 31,
	2016	2015
ASSETS	(in thousands)
Investments
Debt securities, available for sale, at amortized cost	$26,710	$21,312
Equity securities, available-for-sale, at fair value	1,580	1,358
Total investments	28,290	22,670

Cash and cash equivalents	14,753	14,616
Prepaid reinsurance premiums	—	34
Premiums receivable, net	1,589	355
Other assets	1,269	1,037
Total assets	$45,902	$38,712

LIABILITIES
Loss and loss adjustment expense reserves	$822	$237
Unearned premiums	6,426	1,448
Debt	4,903	4,887
Income taxes payable	—	8
Other liabilities	1,461	374
Total liabilities	$13,612	$6,954

13.  SUBSEQUENT EVENT

Hurricane Matthew impacted the east coast of Florida as a Category 4 hurricane and South Carolina as a Category 2 hurricane during the first week of October 2016.  The Company's initial gross catastrophic loss estimate in the state of Florida is $75 million and $2 million in the state of South Carolina. After taking into consideration our reinsurance treaties, including the Company’s 10% property quota-share treaty, the Company expects to incur the full retention limit $18.45 million.

General information about Federated National Holding Company can be found at www.FedNat.com; however, the information that can be accessed through our web site is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to the Securities and Exchange Act of 1934 available free of charge on our web site, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC,” “Company,” “we,” “us” and “our” refers to Federated National Holding Company and its consolidated subsidiaries.

Forward-Looking Statements

Statements in this Form 10-Q or in documents that are incorporated by reference that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “guidance,” “indicate,” “intend,” “may,” “might,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” or “will” or the negative thereof or other variations thereon and similar words or phrases or comparable terminology are intended to identify forward-looking statements.

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

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Texas, Georgia, Alabama, Louisiana and South Carolina. We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture described below, and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the Company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due to their policyholders.

Monarch National Insurance Company Joint Venture

On March 19, 2015, the Company entered into a joint venture to organize MNIC, which received its certificate of authority to write homeowners’ property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). The Company’s joint venture partners are a majority-owned limited partnership of Crosswinds Holdings Inc., a publicly traded Canadian private equity firm and asset manager (“Crosswinds”) and Transatlantic Reinsurance Company (“TransRe”).

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

The Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Executive Offices

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 271,461 and 242,702 at September 30, 2016 and at December 31, 2015, respectively.

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

See the discussion in Item 1: “Business” in our 2015 Form 10-K for additional information with respect to our business.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

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

The following table summarizes our unaudited results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in thousands)
Revenue:
Gross premiums written	$161,137	24.1%	$129,840
Increase in unearned premiums	(13,513)	(23.2)%	(17,587)
Gross premiums earned	147,624	31.5%	112,253
Ceded premiums	(78,219)	56.5%	(49,967)
Net premiums earned	69,405	11.4%	62,286
Net investment income	2,164	13.5%	1,907
Net realized investment gains	1,126	—%	1,126
Other income	11,095	52.4%	7,280
Total revenue	83,790	15.4%	72,599

Costs and expenses:
Losses and loss adjustment expenses	43,613	53.5%	28,412
Commissions and other underwriting expenses	34,512	59.7%	21,610
General and administrative expenses	4,044	(17.2)%	4,887
Interest expense	81	24.6%	65
Total costs and expenses	82,250	49.6%	54,974

Income before income taxes	1,540	(91.3)%	17,625
Income taxes	102	(98.6)%	7,054
Net income	1,438	(86.4)%	10,571
Net loss attributable to noncontrolling interest	44	(300.0)%	(22)
Net income attributable to FNHC	$1,394	(86.8)%	$10,593

Ratios to net premiums earned:
Net loss ratio (1)	62.8%		45.6%
Net expense ratio(2)	55.7%		42.6%
Net combined ratio(3)	118.5%		88.3%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the three months ended September 30, 2016 of $83.8 million increased $11.2 million, or 15.4%, compared to revenue of $72.6 million in 2015.

Gross Premiums Written

Gross premiums written increased $31.3 million, or 24.1%, to $161.1 million for the three months ended September 30, 2016, compared with $129.8 million for the same three-month period last year. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross premiums written increased $14.6 million, or 12.3%, to $133.5 million for the three months ended September 30, 2016, compared with $118.9 million for the same three-month period last year. Gross premiums written for our personal automobile line of business increased by $16.5 million to $21.5 million in the third quarter of 2016 compared to $5.0 million in the prior year period. These increases reflect management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in our personal automobile line of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and, at the same time, diversify our insurance risk.

Ceded Premiums Earned

Ceded premiums earned increased by $28.3 million, or 56.5%, to $78.2 million for the three months ended September 30, 2016, compared with $50.0 million in the same three-month period last year. This increase is driven by the additional excess-of-loss reinsurance costs purchased for the 2016 – 2017 reinsurance program, which became effective on June 1, 2016 and July 1, 2016 and the additional ceded premiums related to premium growth in our personal automobile line of business from this current period compared to the same-period last year.

Additionally, during the third quarter of 2015, we re-evaluated the accounting treatment for quota-share reinsurance contracts which lead to a decrease in ceded premiums of $10.9 million in the prior year period. Refer to our 2015 Form 10-K for additional information regarding the ceded premiums adjustment. These items were offset by lower ceded premiums this quarter from the 30% property quota-share treaty which ended on July 1, 2016.

Net Premiums Earned

Net premiums earned increased $7.1 million, or 11.4%, to $69.4 million during the three months ended September 30, 2016, compared with $62.3 million during the three months ended September 30, 2015. This increase was primarily driven by an increase in our Florida homeowners’ in-force policy count to 271,461 as of September 30, 2016, compared with 231,828 in the prior year.

Net Investment Income

Total investments increased $41.8 million, to $426.1 million as of September 30, 2016, compared with $384.3 million as of December 31, 2015. As a result, net investment income increased $0.3 million, or 13.5%, to $2.2 million during the three months ended September 30, 2016, compared to $1.9 million during the three months ended September 30, 2015. This increase is mainly due to greater interest income earned, which is attributed to the year-over-year growth of our investment portfolio. Our debt securities investment yield, net, was 2.4% for the three months ended September 30, 2016 and 2015.

Net Realized Investment Gains

Net realized investment gains remained constant at $1.1 million for the three months ended September 30, 2016 and 2015, respectively. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Other Income

Other income increased $3.8 million, or 52.4%, to $11.1 million for the three months ended September 30, 2016, compared with $7.3 million in the prior year period. The following table represents the other income detail as follows:

	Three Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Direct written policy fees	$4,318	55.2%	$2,783
Commission income	3,921	110.5%	1,863
Brokerage	2,279	3.2%	2,209
Finance	577	35.8%	425
Total other income	$11,095	52.4%	$7,280

The increase in direct written policy fees is correlated to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. These fees are generated when the Company writes a policy and the fee varies from state to state and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commission and other underwriting expenses.

The increase in commission income primarily reflects the growth in ceded commissions from personal automobile and the fees we receive for managing that business. These fees are received by FNIC and passed through to FNU for its services as a managing general agent. The commission income from personal automobile is designed to offset the commission and other acquisition costs incurred when the Company writes the policies, which are recognized in the commissions and other underwriting expenses account.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $15.2 million, or 53.5%, to $43.6 million for the three months ended September 30, 2016, compared with $28.4 million for the same three-month period last year. The increase in losses and LAE was driven by approximately $9.0 million in additional losses related to increasing our Florida homeowners’ current year accident year attritional loss ratio, which is currently now at 36.1%, as compared to the same period in prior year. We believe this measure is useful to investors as the Company uses the attritional loss ratio to monitor losses associated with ordinary insurance operations. Additionally, the Company incurred $4.0 million in catastrophe losses, net of reinsurance, correlated with the impact of Hurricane Hermine, and $4.5 million of additional losses incurred related to higher premiums this quarter as compared to same period in prior year.

During the third quarter of 2015, we re-evaluated the accounting treatment for quota-share reinsurance contracts which led to an additional $4.5 million in losses and LAE in the prior year period. Refer to our 2015 Form 10-K for additional information regarding the losses and LAE adjustment.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $12.9 million, or 59.7%, to $34.5 million for the three months ended September 30, 2016, compared with $21.6 million for the three months ended September 30, 2015. The increase is driven by $6.0 million in prior year expense reduction related to the commission credit received as part of the 30% property quota share treaty for the three months ended September 30, 2015, and the remaining $7.0 million increase is primarily the additional acquisition costs related to the $35.3 million growth in gross premiums earned during this quarter as compared to the same period in prior year.  The gross premiums earned increase is driven from homeowners and personal automobile lines of business. Although personal automobile quota-share treaties cede 75% to 90% of all written premiums, the full expense for commissions and other acquisition costs are recognized in this line item and offset the related commission income within other income.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 17.2%, to $4.0 million for the three months ended September 30, 2016, compared with $4.9 million for the three months ended September 30, 2015.  The decrease is primarily driven by lower executive and employee bonus expense which fluctuates based on the Company’s performance.

Income Taxes

Income taxes decreased $7.0 million, or 98.6%, to $0.1 million for the three months ended September 30, 2016, compared with $7.1 million for the three months ended September 30, 2015. The change was due to a decrease in taxable income and a decrease in our effective tax rate related to adjustments in our permanent items, including increased federal deductions in our state tax expense and return to provision adjustments.

Operating Results Overview - Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

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

The following table reports our unaudited results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016	% Change	2015
Revenue:	(Dollars in thousands)
Gross premiums written	$468,379	27.1%	$368,560
Increase in unearned premiums	(55,323)	(4.6)%	(57,973)
Gross premiums earned	413,056	33.0%	310,587
Ceded premiums	(228,609)	48.2%	(154,289)
Net premiums earned	184,447	18.0%	156,298
Net investment income	6,398	24.1%	5,154
Net realized investment gains	2,060	(45.0)%	3,743
Other income	34,909	65.2%	21,130
Total revenue	227,814	22.3%	186,325

Expenses:
Losses and LAE	120,183	59.2%	75,510
Commissions and other underwriting expenses	75,408	57.3%	47,934
General and administrative expenses	13,211	10.3%	11,973
Interest expense	259	60.9%	161
Total costs and expenses	209,061	54.2%	135,578

Income before income taxes	18,753	(63.0)%	50,747
Income taxes	6,594	(66.2)%	19,519
Net income	12,159	(61.1)%	31,228
Net (income) loss attributable to noncontrolling interest	239	(162.4)%	(383)
Net income attributable to FNHC	$11,920	(62.3)%	$31,611

Ratios to net premiums earned:
Net loss ratio (1)	65.2%		48.3%
Net expense ratio(2)	48.2%		38.4%
Net combined ratio(3)	113.4%		86.7%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the nine months ended September 30, 2016 of $227.8 million increased $41.5 million, or 22.3%, compared to revenue of $186.3 million in 2015.

Gross Premiums Written

Gross premiums written increased $99.8 million, or 27.1%, to $468.4 million for the nine months ended September 30, 2016, compared with $368.6 million for the same nine-month period last year. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross premiums written increased $53.6 million, or 15.8%, to $393.8 million for the nine months ended September 30, 2016, compared with $340.2 million for the same nine-month period in the prior year. Gross premiums written for the personal automobile line of business increased by $45.4 million to $56.2 million in the first nine months of 2016, compared to $10.8 million in the prior year period. These increases reflect management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in the Company’s personal automobile line of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and, at the same time, diversify our insurance risk.

Ceded Premiums Earned

Ceded premiums earned increased by $74.3 million, or 48.2%, to $228.6 million for the nine months ended September 30, 2016, compared with $154.3 million in the same nine-month period last year. This increase is driven by additional excess-of-loss reinsurance costs during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and additional ceded premiums from quota-share agreements in our homeowners’ and personal automobile lines of business. These items were offset by lower ceded premiums in the third quarter of 2016 from the 30% property quota-share treaty which ended on July 1, 2016.

Net Premiums Earned

Net premiums earned increased $28.1 million, or 18.0%, to $184.4 million during the nine months ended September 30, 2016, compared with $156.3 million during the nine months ended September 30, 2015. This increase was primarily driven by an increase in our Florida homeowners’ in-force policy count to 271,460 as of September 30, 2016, compared with 231,828 in the prior year.

Net Investment Income

Net investment income increased $1.2 million, or 24.1%, to $6.4 million during the nine months ended September 30, 2016, compared to $5.2 million in 2015. This increase is mainly due to greater interest income earned, which is attributed to the year-over-year growth of our investment portfolio. Our debt securities investment yield, net, was 2.4% for the nine months ended September 30, 2016 and 2015.

Net Realized Investment Gains

Net realized investment gains totaled $2.1 million for the first nine months of 2016, compared with $3.7 million for the same period in 2015. From time to time, our portfolio managers, under our direction, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Other Income

Other income increased $13.8 million, or 65.2%, to $34.9 million for the nine months ended September 30, 2016, compared with $21.1 million in the prior year period. The following table represents the other income detail as follows:

	Nine Months Ended
	September 30,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Direct written policy fees	$13,445	70.5%	$7,887
Commission income	14,779	244.0%	4,296
Brokerage revenue	5,039	10.8%	4,548
Quota-share profit sharing	—	(100.0)%	3,077
Finance revenue	1,646	24.5%	1,322
Total other income	$34,909	65.2%	$21,130

The increase in direct written policy fees is correlated related to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to prior year. The increase in direct written policy fees is directly related to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. These fees are generated when the Company writes a policy and varies from state to state, and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commission and other underwriting expenses.

The increase in commission income primarily reflects the growth in ceded commissions from personal automobile and the fees we receive for managing that business. The commission income from personal automobile is designed to offset the commission and other acquisition costs incurred when the Company writes the policies, which are recognized in the commissions and other underwriting expenses account.

The decrease in quota-share profit sharing is the result of our re-evaluation, effective September 30, 2015, of the accounting treatment for the quota-share reinsurance contracts with retrospective rating provisions. At that time, we eliminated recording of future estimated quota-share profits in one line, ("Quota-share profit sharing") on the consolidated statement of operations.

Expenses

Losses and LAE

Losses and LAE increased $44.7 million, or 59.2%, to $120.2 million for the nine months ended September 30, 2016, compared with $75.5 million for the same nine-month period in the prior year. The increase in losses and LAE was driven by approximately $26.0 million in additional losses related to increasing our Florida homeowners’ current year accident year attritional loss ratio, which is currently now at 36.1%, and $10.4 million related to higher premiums this period as compared to same period in prior year, offset by higher ceded losses from the property quota-share treaties. The increase in the attritional loss ratio is a direct result of the continued impact from assignment of benefits and other related adjusting expenses, and the impact from the temporary discontinuation of our underwriting analytics. We believe this measure is useful to investors as the Company uses the attritional loss ratio to monitor losses associated with ordinary insurance operations.

Additionally, the Company incurred $11.9 million in gross catastrophe losses correlated with severe weather events that impacted the State of Florida (i.e., tornadoes, Tropical Storm Colin, and Hurricane Hermine) and $11.0 million in prior year development in the all other peril homeowners’ coverage in Florida relating to the 2015 accident year.

As of September 30, 2016, the Company recorded $127.5 million in losses and LAE expense reserves for all lines of business, which includes $76.7 million in incurred but not yet reported (“IBNR”) reserves. As of December 31, 2015, the Company recorded $97.3 million in losses and LAE expense reserves for all lines of business, which includes $51.1 million in IBNR reserves.

Commissions and Other Underwriting Expenses

Commissions and other underwriting expenses increased $27.5 million, or 57.3%, to $75.4 million for the nine months ended September 30, 2016, compared with $47.9 million for the nine months ended September 30, 2015.  The increase is driven by additional acquisition costs and underwriting expenses related to the growth in gross premiums earned during this period as compared to the same period in prior year.  The increase in gross premiums earned is driven by the homeowners’ and personal automobile lines of business.  Although personal automobile quota-share treaties cede 75% to 90% of all written premiums, the full expense for commissions and other acquisition costs are recognized in this line item and offset the related commission income with the other income line item.

Additionally, with the 30% quota share treaty ending on July 1, 2016, the Company did not receive the commission credit from the 30% quota share which increased expenses by approximately $9.0 million during the third quarter of 2016.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 10.3%, to $13.2 million for the nine months ended September 30, 2016, compared with $12.0 million for the nine months ended September 30, 2015. The increase primarily reflects expenses incurred of $1.9 million in connection with the resignation of the Company’s former Chief Financial Officer during the second quarter of 2016.

Income Taxes

Income taxes decreased $12.9 million, or 66.2%, to $6.6 million for the nine months ended September 30, 2016, compared with $19.5 million for the nine months ended September 30, 2015. Our effective tax rate was 35.2% for the nine months ended September 30, 2016, compared with 38.5% for the nine months ended September 30, 2015. The change was due to a decrease in taxable income and a decrease in our effective tax rate related to adjustments in our permanent items, including increased federal deductions in our state tax expense and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commissions and fee income. Our primary uses of funds are the payment of claims and operating expenses. As of September 30, 2016, FNHC held $426.1 million in investments. Cash and cash equivalents increased $53.2 million, to $106.2 million as of September 30, 2016, compared with $53.0 million as of December 31, 2015.

Cash Flows Discussion

Operating Activities

Net cash provided by operating activities increased to $99.3 million in the nine months ended September 30, 2016 from $80.2 million in the same period in 2015. This increase primarily reflects the increase in prepaid reinsurance premiums, partly offset by decreases in the deferred acquisition costs and premiums receivable. The decrease in deferred acquisition costs reflects the unwinding effect of the 30% quota-share treaty which expired on a cut-off basis on July 1, 2016.

Investing Activities

Net cash used in investing activities of $38.3 million in the nine months ended September 30, 2016 related to purchases of investment securities of $188.6 million, partly offset by sales, maturities and redemptions of our investment securities of $151.9 million. Net cash used in investing activities of $61.9 million in the nine months ended September 30, 2015 related to purchases of investment securities of $195.3 million, partly offset by sales, maturities and redemptions of our investment securities of $134.9 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 of $7.8 million, primarily reflects repurchases of our common stock of $5.5 million and dividend payments of $3.6 million, partially offset by $0.8 million in tax benefits related to share-based compensation. Net cash provided by financing activities of $17.7 million for the nine months ended September 30, 2015 reflects $18.5 million related to the noncontrolling interest equity investment, partially offset by dividend payments of $1.8 million.

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

Dividends and Common Stock Repurchases

In February 2016, our Board of Directors declared a quarterly dividend payment of $0.05 per common share, paid in March 2016, amounting to $0.7 million. In May and June 2016, our Board of Directors declared quarterly dividend payments of $0.06 per common share, respectively, paid in June and August 2016, respectively, totaling $1.7 million.

In September 2016, our Board of Directors declared a $0.08 per common share dividend payable December 1, 2016 to shareholders of record on November 1, 2016. Based on the number of shares of common stock outstanding as of September 30, 2016, at a dividend of $0.08 per share, the anticipated cash outflow would be $1.1 million in the fourth quarter of 2016. We currently expect to declare and pay quarterly dividends of similar amounts.

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

During the first nine months of 2016, we repurchased 0.3 million shares of common stock for $5.5 million, including commissions. The remaining availability for future repurchases of our common stock was $4.5 million.

Impact from Hurricane Matthew

Based on our preliminary estimate of the losses caused by Hurricane Matthew as described in Note 13 — “Subsequent Event” to our unaudited consolidated financial statements under Item 1 of this Form 10-Q, we do not believe there will be a significant impact on our future liquidity and financial position.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2016.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2015 Form 10-K for a more complete description of our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2016, approximately 92% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Item 4.  Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2016. Based upon their evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association alleging a breach of the Co-Existence Agreement.  Both matters are in their preliminary stages and FNHC intends to vigorously defend against all of Mutual’s allegations, although there can be no assurances as to the outcome of either matter.

Refer to Note 9 to our consolidated financial statements set forth in Part I, “Financial Statements” for further information about legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2015 Form 10-K.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2016 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
July 2016	—	$—	—	$—
August 2016	112,565	$18.02	112,565	$5,592,911
September 2016	61,240	$17.77	61,240	$4,504,817

(1)

In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
10.1	FHCF Supplemental Layer Reinsurance Contract, effective June 1, 2016 between Federated National Insurance Company and subscribing reinsurers.*
10.2	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.*
10.3	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.*
10.4	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.*
10.5	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2016, between Federated National Insurance Company and subscribing reinsurers.*
10.6	Excess Catastrophe Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document***

________________________

* This exhibit is subject to a confidential treatment request filed with the SEC.

** Filed herewith

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

Date: November 8, 2016