Form 10-K
period 2016-12-31
FEDERATED NATIONAL HOLDING CO
filed 2017-03-16
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

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

Registrant’s telephone number, including area code: 800-293-2532

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $246,945,830 on June 30, 2016, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 13, 2017, the total number of common shares outstanding of Registrant’s common stock was 13,853,574.

FEDERATED NATIONAL HOLDING COMPANY

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof  or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in this Annual Form 10‑K, and discussed from time to time in our reports filed with the SEC.

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

ITEM 1.  BUSINESS

GENERAL

Federated National Holding Company (“FNHC”, “Company”, “we”, “us”) is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.   We are authorized to underwrite, and/or place through our wholly owned subsidiaries, homeowners’ multi-peril (“homeowners”), commercial general liability, federal flood, personal auto and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and our other services through a network of independent agents.

Our wholly owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Alabama, Louisiana, Georgia, Texas and South Carolina.  We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture, described below, and is licensed as an admitted carrier in Florida.  An admitted carrier is an insurance company that has received a license from the state department of insurance giving the company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due their policyholders.

	Year Ended December 31,
	2016	2015	2014
Gross premiums written	(in thousands)
Homeowners:
Florida	$477,489	$427,428	$335,338
Louisiana	25,385	18,540	9,288
South Carolina	6,531	1,518	—
Alabama	3,332	2,280	312
Total homeowners	512,737	449,766	344,938
Personal automobile:
Texas	34,239	17,916	10,805
Georgia	31,831	2,762	197
Florida	1,745	1,200	1,374
Alabama	1,664	34	—
Total personal automobile	69,479	21,912	12,376

Commercial general liability	13,256	13,928	12,432
Federal flood	10,013	8,164	7,410
Gross premiums written total	$605,485	$493,770	$377,156

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

In connection with the organization of MNIC, the parties entered into the following agreements dated March 17, 2015:

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

•

MNIC also entered into a Reinsurance Capacity Right of First Refusal Agreement with TransRe, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance agreements that Monarch Insurance deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding.  Pursuant to this agreement, TransRe has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by MNIC in any individual reinsurance contract.

•	The Company’s CEO and Interim CFO hold their respective positions with Monarch Entities while they remain employed by the Company.

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

Executive Offices

Our executive office is located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 and our telephone number is (800) 293-2532.

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

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2017 we will capitalize on our operational efficiencies and business practices through:

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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites homeowners insurance in Alabama, Louisiana, Texas and South Carolina. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. The homeowners’ policies in-force totaled 279,109 and 254,105 at December 31, 2016 and 2015, respectively.

Our homeowners insurance products provide maximum dwelling coverage in the amount of approximately $3.8 million, with the aggregate maximum policy limit being approximately $6.5 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually subject these limits to review; during 2015, coverage “A” was increased by $1.0 million and total insured value increased by $1.5 million. The approximate average premium on the policies currently in-force is $1,837, as compared with $1,758 for 2015. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation. In 2016, FNIC applied for and was approved by the Florida OIR for a rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewals on August 1, 2016. MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewals on April 15, 2016. In 2015, there were no rate increases or decreases in our voluntary property book of homeowners business in FNIC or MNIC. As of the date of this Report, the Company has applied with the Florida OIR for a 2017 rate increase of 6.5% for FNIC for Florida homeowners’ insurance policies only.  These rate changes are currently awaiting approval from the Florida OIR. We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

Other Lines of Business

Personal Automobile: Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. We market this through licensed general agents in their respective territories. Currently, FNIC offers this line of business as an admitted carrier in Texas, Florida, Georgia, and Alabama.

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

Flood:   FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. Currently, FNIC offers this line of business in Florida, Alabama, Louisiana, South Carolina, and Texas.

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

All of our reinsurance contracts do not relieve FNIC or MNIC from their direct obligations to insured.  While it is not always possible to reinsure every known and unknown risk to the company, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.  There is a credit risk exposure with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors.  The availability and amount of ceded premiums and losses associated with the acquisition of reinsurance will vary year to year.  Our reinsurance program is subject to approval primarily by the Florida OIR and other regulators in states where we do business, and is subject to review by Demotech, Inc. (“Demotech”), in connection with Demotech’s rating of FNIC or MNIC.  Demotech provides financial stability ratings for property and casualty insurance companies.

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

FNIC’s 2016-2017 reinsurance programs, costing approximately $179.5 million, include approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could be as low as $8.0 million. The maximum pre-tax retention of $18.45 million for Florida represents 7.76% of the Company’s shareholders’ equity as of December 31, 2016.

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

The Company’s property quota share treaties, which are included in the reinsurance program, run for a two-year period from July 1 to July 1 of the following year.  The property quota-share treaties consist of two different treaties, one for 30% which became effective July 1, 2014, and the other for 10% which became effective July 1, 2015. The combined treaties provided up to a 40% quota-share reinsurance on the first $100 million of covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

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

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually. As of December 31, 2016, we have over 65 reinsurance companies in our program that are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized.

EMPLOYEES

As of December 31, 2016, we had 381 employees, including two executive officers. The 381 employees are made up of 187 from our claims department (of which 58 handle automobile claims), 81 from our underwriting department, 16 from our insurance agency, and 97 perform our back office functions. The back office functions include but are not limited to accounting, information technology, risk management and human resources. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners’, commercial general liability, automobile and flood markets. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

In Florida, more than 50 companies compete with us in the homeowners’ insurance market. Three of our larger competitors are Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and Security First Insurance Company. In Florida, more than a dozen companies compete with us in the commercial general liability insurance market.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR is currently performing a regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015. Prior to this, the most recent balance sheet audit of FNIC by the Florida OIR occurred as of December 31, 2010. There were no material findings by the Florida OIR in connection with this examination. FNIC also experienced a regularly scheduled statutory examination by the Florida OIR which occurred during 2010 for the five years ended December 31, 2010. There were no material findings in connection with this examination.

In some instances, various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2016, FNIC and MNIC held investment securities with a fair value of approximately $7.9 million, as deposits with the state of Florida, North Carolina, Alabama, and Georgia.

Consent Order

On October 21, 2015, the Florida OIR approved the filing made by FNIC to comply with their cease and desist order dated May 19, 2015 which enabled them to review and approve FNIC’s underwriting analytic models. Upon its approval of the filing, the Florida OIR rescinded the cease and desist order. FNIC was required to pay a nominal administration fee.

Insurance Holding Company Regulation

We, the parent company, are subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled. These laws, among other things, (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our Common Stock will be presumed to have acquired control of FNIC unless the Florida OIR, upon application, determines otherwise.

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

No dividends were paid by FNIC in 2016, 2015 and 2014, and none are anticipated in 2017.  Also, no dividends were paid by MNIC since inception in 2015 and none are anticipated in 2017. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC or MNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

National Association of Insurance Commissioners (“NAIC”) Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, NAIC established risk-based capital requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC or MNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2016 and 2015 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s risk-based capital requirements.

Based on risk-based capital requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 307.5%, 439.3% and 534.0% at December 31, 2016, 2015 and 2014, respectively. MNIC’s ratio of statutory surplus to its ACL was 2,419.8% and 7,260.0% at December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, FNIC and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating (“FSR”) of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders”. Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 16, 2016, Demotech reaffirmed FNIC’s FSR of “A” (“Exceptional”) and on November 30, 2016 Demotech reaffirmed MNIC’s FSR of “A” (“Exceptional”).

ITEM 1A.  RISK  FACTORS

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

We write insurance policies that cover homeowners, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, fires, explosions and other events, and their incidence and severity are inherently unpredictable. They can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company’s exposure in the area affected by the event and the severity of the event. Although our homeowners’ policyholders are disbursed throughout the Southeast, the majority of which are located in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms, and a substantial portion are located in southeastern Florida.

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

Florida experienced two significant hurricanes in 2016, which some weather analysts believe is consistent with a period of greater hurricane activity. We are exploring alternatives to reduce our exposure to these types of storms, which may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for loss and LAE’s at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC and MNIC.

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

Our reinsurance structure has significant risks, including the fact that the FHCF or our other reinsurers may not have available capital resources to pay their claims or that their ability to pay their claims in a timely manner may be impaired. This could result in significant financial, legal and operational challenges to our company. Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF’s ability to pay, which may, in turn, be dependent upon the SBA’s ability to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss.

If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. We believe that our Company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include possible sales of our investment securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida and South Carolina in 2016, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims.

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

A body of scientific evidence indicates that climate change may be occurring. Climate change, to the extent that it may affect weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions. Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations, and reinsurance.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates.

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

Another example of an existing trend, particularly in Florida homeowners insurance, is the assignment of homeowner benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The assignment of the insurance benefits has substantially increased, and is likely to continue to increase, the Company’s exposure to inflated claims, attorney fees and costs. Although legislative actions in the State of Florida to limit the effect of assignment of benefits on insurance companies are being contemplated, there can be no assurances that any such legislative actions will become law or, if enacted, that such actions will have the effect of limiting the impact on us of assignments of benefits by insureds.

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

Our insurance company is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of the State of Florida. The risk-based capital (“RBC”) standards, based upon the Risk Based Capital Model Act adopted by the NAIC, require our insurance company to report their results of RBC calculations to state departments of insurance and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital.

If we fail to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we could be subject to further examination or corrective action imposed by state regulators, including limitations on out writing of additional business, state supervision or liquidation, and may be required to raise additional capital. Similarly, an increase in existing RBC requirements or minimum statutory capital requirements may require us to increase our statutory capital levels.

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

Our ability to compete successfully in states outside of Florida and to expand our business footprint may also be negatively affected by our lack of an A.M. Best Company rating of our financial strength. Although our insurance subsidiaries have a Demotech rating of “A” (Exceptional), which is generally accepted in Florida and certain other states, a rating by A.M. Best is more widely accepted outside of Florida and may cause customers and agents to prefer a policy written by an A.M. Best-rated company over a policy written by us. In addition, some mortgage companies outside of Florida may require homeowners to obtain property insurance from an insurance company with a minimum A.M. Best rating.

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

We are a party to an Insurance Agency Master Agreement with Ivantage Select Agency, Inc. (“ISA”) an affiliate of Allstate Insurance Company, or Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners’ premiums and the percentage of homeowners’ premiums attributable to Allstate agents has increased rapidly. During 2016, 24.1% of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

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

MNIC has focused on the Florida homeowners’ insurance market, which has increased our exposure to the factors that impact the Florida insurance market generally, such as the occurrence of hurricanes, trends in claims experience, and the impact of changes in Florida insurance law and regulations.

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

We depend, and will continue to depend, on the services of our executive management team, which includes Michael H. Braun, our Chief Executive Officer and President. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of one or more members of our executive management team, our business could be adversely affected. Although we have employment agreements with our executive officers, any unplanned loss of service could substantially harm our business.

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

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

•	our quarterly operating results, including a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	recognition of large unanticipated accounting charges, such as related to a loss reserve enhancement;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate;

•	the issuance of a significant number of shares; and

•	the other risk factors described in this annual Form 10-K, the accompanying notes and the documents incorporated by reference herein.

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

We are an insurance holding company whose primary assets are the stock of our wholly and partially owned subsidiaries. Our operations, and our ability to pay dividends or service future potential debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiary are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiary’s available capital and earnings.

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

As of December 31, 2016, there were 79,484 shares issuable upon the exercise of outstanding and exercisable stock options and 243,759 additional shares available for grant under our equity-based compensation plans. The market price of the common shares may be depressed by the potential exercise of these options or grant of these shares. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in various legal actions and claims.  Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us.  Management does not believe the ultimate outcome of any pending matters of the nature described above would be material.

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association (“AAA”) alleging a breach of the Co-Existence Agreement.  On November 29, 2016, the U.S. District Court for the Southern District of Florida granted Mutual’s motion to compel arbitration of the Company’s declaratory judgment action for non-infringement of a trademark.   On February 3, 2017, the AAA granted the Company’s motion to terminate the arbitration for lack of jurisdiction based upon Mutual’s failure to comply with the Co-Existence Agreement’s regarding the selection of an arbitrator. The parties are currently in the process of conferring upon the selection of a mutually agreeable arbitrator. The Company nevertheless intends to vigorously defend against Mutual’s allegations, although there can be no assurances as to the outcome of this matter.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages, although there can be no assurances as to the outcome of this matter. The Company has not recognized a gain contingency in the financial statements as of December 31, 2016.

Refer to Note 9 set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for additional information on legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our common stock is listed for trading on The NASDAQ Global Market under the symbol “FNHC”. The following table sets forth quarterly high and low closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect prices between dealers, without accounting for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

Quarter Ended:	High	Low
March 31, 2016	$29.08	$18.68
June 30, 2016	22.93	18.00
September 30, 2016	22.45	17.08
December 31, 2016	19.33	14.03

March 31, 2015	$31.87	$23.15
June 30, 2015	31.76	23.26
September 30, 2015	25.90	20.23
December 31, 2015	32.61	23.54

The closing price of our common stock on March 15, 2017 was $18.12.

HOLDERS

As of March 15, 2017, there were 94 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 5,800.

DIVIDENDS

The Board of Directors of FNHC declared regular quarterly dividends as follows:

•	In September 2016, our Board of Directors declared a $0.08 per common share dividend payable December 1, 2016 to shareholders of record on November 1, 2016, totaling $1.1 million.

•	In May and June 2016, our Board of Directors declared quarterly dividend payments of $0.06 per common share, respectively, paid in June and August 2016, respectively, totaling $1.7 million.

•	In February 2016, our Board of Directors declared a quarterly dividend payment of $0.05 per common share, paid in March 2016, amounting to $0.7 million.

•	$0.05 per common share payable on December 1, 2015 and March 1, 2016 to shareholders of record as of November 2, 2015 and February 1, 2016.

•	$0.04 per common share payable on March 2, June 1 and September 1, 2015 to shareholders of record as of February 2, May 4 and August 3, 2015.

•

$0.03 per common share payable on September 3 and December 2, 2013 and March 3, June 2, and September 2, 2014 to shareholders of record as of August 5 and November 4, 2013 and February 3, May 5, August 4, 2014. $0.04 per common share payable on and December 1, 2014 to shareholders of record as of November 3, 2014.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2016. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	79,484	3.70	243,759

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

Federated National Holding Company

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Federated National Holding Company	100.00	181.39	503.83	835.03	1,027.79	658.07
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Insurance P&C	100.00	118.04	156.39	179.61	185.79	219.27

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2011 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:	(in thousands, except per share data)
Revenue:
Net premiums earned	$259,872	$210,020	$170,905	$104,381	$59,359
Net investment income	9,063	7,226	5,385	3,332	3,819
Net realized investment gains	3,045	3,616	4,426	2,881	1,072
Direct written policy fees	17,730	11,248	8,689	6,196	2,093
Other income	26,674	17,783	11,287	4,947	2,304
Total revenue	316,384	249,893	200,692	121,737	68,647
Costs and expenses:
Losses and loss adjustment expenses	187,341	104,353	81,036	56,410	30,209
Commissions and other underwriting expenses	108,776	64,868	52,077	38,580	26,515
General and administrative expenses	17,186	15,223	10,272	7,529	5,175
Interest expense	348	256	—	—	—
Total costs and expenses	313,651	184,700	143,385	102,519	61,899
Income before income taxes	2,733	65,193	57,307	19,218	6,748
Income taxes	2,683	24,753	20,108	6,491	2,435
Net income	50	40,440	37,199	12,727	4,313
Net income (loss) attributable to noncontrolling interest	246	(445)	—	—	—
Net (loss) income attributable to Federated National Holding Company shareholders	$(196)	$40,885	$37,199	$12,727	$4,313

Per share data:
Net (loss) income per share attributable to Federated National Holding Company shareholders:
Basic	$(0.01)	$2.98	$3.08	$1.50	$0.53
Diluted	$(0.01)	$2.92	$2.99	$1.45	$0.53
Dividends	$0.27	$0.18	$0.13	$0.11	$0.02

	December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Balance Sheet Data:
Cash and invested assets	$484,275	$437,369	$370,920	$262,156	$151,238
Total assets	$813,127	$699,254	$503,631	$316,741	$185,888
Loss and loss adjustment expense reserves	$158,110	$97,340	$78,330	$61,016	$49,908
Total liabilities	$575,271	$448,495	$311,052	$208,247	$119,983
Total shareholders’ equity	$237,856	$250,759	$192,579	$108,494	$65,905
Book value per share	$17.65	$18.17	$14.13	$9.95	$8.26

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview - Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

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

The following table summarizes our audited results of operations for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	% Change	2015
Revenue:	(Dollars in thousands)
Gross premiums written	$605,485	22.6%	$493,770
Increase in unearned premiums	(40,062)	(34.9)%	(61,536)
Gross premiums earned	565,423	30.8%	432,234
Ceded premiums earned	(305,551)	37.5%	(222,214)
Net premiums earned	259,872	23.7%	210,020
Net investment income	9,063	25.4%	7,226
Net realized investment gains	3,045	(15.8)%	3,616
Direct written policy fees	17,730	57.6%	11,248
Other income	26,674	50.0%	17,783
Total revenue	316,384	26.6%	249,893

Expenses:
Losses and LAE	187,341	79.5%	104,353
Commissions and other underwriting expenses	108,776	67.7%	64,868
General and administrative expenses	17,186	12.9%	15,223
Interest expense	348	35.9%	256
Total costs and expenses	313,651	69.8%	184,700

Income before income taxes	2,733	(95.8)%	65,193
Income taxes	2,683	(89.2)%	24,753
Net income	50	(99.9)%	40,440
Net income (loss) attributable to noncontrolling interest	246	(155.3)%	(445)
Net (loss) income attributable to FNHC	$(196)	(100.5)%	$40,885

Ratios to net premiums earned:
Net loss ratio (1)	72.1%		49.7%
Net expense ratio (2)	48.5%		38.1%
Net combined ratio (3)	120.7%		87.9%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the year ended December 31, 2016 of $316.4 million increased $66.5 million, or 26.6%, compared to revenue of $249.9 million in 2015.

Gross Premiums Written

The following table represents the gross premiums written breakout for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Gross premiums written:	(in thousands)
Homeowners Florida	$477,489	$427,428
Homeowners non-Florida	35,248	22,338
Personal automobile	69,479	21,912
Commercial general liability	13,256	13,928
Federal flood	10,013	8,164
Total gross premiums written	$605,485	$493,770

Gross written premiums increased $111.7 million, or 22.6%, to $605.5 million for the year ended December 31, 2016, compared with $493.8 million for the same period last year. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross written premiums increased $63.0 million, or 14.0%, to $512.7 million for the year ended December 31, 2016, compared with $449.8 million for the same twelve-month period last year. Gross written premiums for our personal automobile line of business increased by $47.6 million to $69.5 million in 2016, compared to $21.9 million in the prior year period. This increase is also reflected in in the increase in our homeowners’ in-force policy count to 279,109 as of December 31, 2016, compared with 254,105 as of December 31, 2015.  These increases reflect management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in our personal automobile line of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and, at the same time, diversify our insurance risk.

Gross Premiums Earned

The following table represents the gross premiums earned breakout for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Gross premiums earned:	(in thousands)
Homeowners Florida	$455,252	$381,027
Homeowners non-Florida	29,101	15,799
Personal automobile	58,312	14,108
Commercial general liability	13,675	13,542
Federal flood	9,083	7,758
Total gross premiums earned	$565,423	$432,234

Gross premiums earned increased $133.2 million, or 30.8%, to $565.4 million for the year ended December 31, 2016, compared with $432.2 million for the same period last year.

Ceded Premiums Earned

Ceded premiums earned increased by $83.3 million, or 37.5%, to $305.6 million for the year ended December 31, 2016, compared with $222.2 million in the same period last year. This increase is driven by the additional excess-of-loss reinsurance costs recorded in 2016 as compared to 2015 related to the homeowners’ premium growth.  Additionally, we recorded increased ceded premiums related to the premium growth in personal automobile in 2016, which is generally ceded at 75% to 80% through a quota share agreement.  These increases were offset by lower ceded premiums in 2016 as compared to 2015 due to the expiration of the 30% Florida only property quota share treaty, which ended on July 1, 2016.

Net Investment Income

Net investment income increased $1.8 million, or 25.4%, to $9.1 million during the year ended December 31, 2016, compared with $7.2 million during the year ended December 31, 2015.  This increase is mainly due to a year-over-year overall growth of our investment portfolio, specifically growth in the debt securities investments. Our debt securities investment yields, net, remained steady year over year at 2.3% for the years ended December 31, 2016 and 2015, respectively.

Net Realized Investment Gains

Net realized investment gains totaled $3.0 million for the year ended December 31, 2016, compared with $3.6 million for the year ended December 31, 2015. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses. The slight decrease is due to less favorable market conditions for the year ended December 2016, as compared to the year ended December 31, 2015.

Direct Written Policy Fees

Direct written policy fees increased by $6.5 million, or 57.6%, to $17.7 million for the year ended December 31, 2016, compared with $11.2 million in 2016. The increase in direct written policy fees is correlated to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. These fees are generated when the Company writes a policy and the fee varies from state to state and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commission and other underwriting expenses.

Other Income

Other income increased $8.9 million, or 50.0%, to $26.7 million for the year ended December 31, 2016, compared with $17.8 million for the year ended December 31, 2015. The following table represents the other income detail:

	Year Ended
	December 31,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Commission income	$17,229	120.6%	$7,811
Brokerage revenue	7,301	46.6%	4,979
Quota-share profit sharing	-	(100.0)%	3,077
Finance revenue	2,144	11.9%	1,916
Total other income	$26,674	50.0%	$17,783

The increase in commission income is primarily a result of the premium growth in personal automobile, which has increased the ceded commissions and the fees we receive for managing that business. These fees are received by FNIC and passed through to FNU for its services as a managing general agent. The commission income from personal automobile is designed to offset the commission and other acquisition costs incurred when the Company writes the policies, which are recognized in the commissions and other underwriting expenses account.

The increase in brokerage revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased, and the commissions paid on these reinsurance agreements in calendar year 2016 as compared to calendar year 2015.

The decrease in quota-share profit sharing is the result of our re-evaluation, effective September 30, 2015, of the accounting treatment for the quota-share reinsurance contracts with retrospective rating provisions. At that time, we eliminated recording of future estimated quota-share profits in one line, ("Quota-share profit sharing"), on the consolidated statement of operations.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $83.0 million, or 79.5%, to $187.3 million for the year ended December 31, 2016, compared with $104.4 million for the same twelve-month period last year. The increase in losses and LAE is driven by $40.0 million of losses due to increased earned premiums in our homeowners and personal automobile lines of business, $33.3 million incurred in catastrophe losses resulting from a series of tornados and severe weather events that impacted the state of Florida and South Carolina (i.e., Hurricane Matthew, Hurricane Hermine, Tropical Storm Colin), and $16.0 million of losses related to increasing our Florida homeowners’ attritional loss ratio throughout 2016. Additionally, losses and LAE were impacted by unfavorable development of $11.0 million for the 2015 accident year in our homeowners’ coverage in the state of Florida as a result of assignment of benefits and other related adjusting expenses. The factors listed above were offset by ceded losses pertaining to the property quota-share treaty.

As of December 31, 2016, the Company recorded $158.1 million in losses and LAE expense reserves for all lines of business, which includes $99.2 million in incurred but not yet reported (“IBNR”) reserves. As of December 31, 2015, the Company recorded $97.3 million in losses and LAE expense reserves for all lines of business, which includes $51.1 million in IBNR reserves.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses breakout for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Commissions and other underwriting expenses:	(in thousands)
Homeowners Florida	$61,319	$41,033
All others	23,742	14,739
Ceded commissions	(27,705)	(32,828)
Total commissions and other fees	57,356	22,944
Salaries and wages	22,387	17,934
Other underwriting expenses	29,033	23,990
Commissions and other underwriting expenses	$108,776	$64,868

Commissions and other underwriting expenses increased $43.9 million, or 67.7%, to $108.8 million for the year ended December 31, 2016, compared with $64.9 million for the year ended December 31, 2015. The $43.9 million increase is related to the premium growth in our homeowners’ and personal automobile lines of business; with personal automobile and homeowners’ non-Florida lines of business carrying higher acquisition costs as a result of our different distribution models we employ to market our insurance products. Although personal automobile quota-share treaties cede 75% to 90% of all premiums, the full expense for commissions and other acquisition costs are recognized in this line item, which partially offsets the related commission income recorded within the other income line in the statements of operations.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 12.9%, to $17.2 million for the year ended December 31, 2016, compared with $15.2 million for the year ended December 31, 2015.  The increase primarily reflects expenses incurred of $1.9 million in connection with the resignation of the Company’s former Chief Financial Officer during the second quarter of 2016.

Income Taxes

Income taxes decreased $22.1 million, or 89.2%, to an income tax expense of $2.7 million for the year ended December 31, 2016, compared with an income tax expense of $24.8 million for the year ended December 31, 2015. The change was primarily due to a decrease in taxable income. Additionally, in 2016, the Company recorded $2.2 million of additional tax expense related to a prior year adjustment impacting deferred taxes.

Operating Results Overview - Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

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

The following table reports our audited results of operations for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	% Change	2014
Revenue:	(Dollars in thousands)
Gross premiums written	$493,770	30.9%	$377,156
Increase in unearned premiums	(61,536)	(4.0)%	(64,081)
Gross premiums earned	432,234	38.1%	313,075
Ceded premiums earned	(222,214)	56.3%	(142,170)
Net premiums earned	210,020	22.9%	170,905
Net investment income	7,226	34.2%	5,385
Net realized investment gains	3,616	(18.3)%	4,426
Direct written policy fees	11,248	29.5%	8,689
Other income	17,783	57.6%	11,287
Total revenue	249,893	24.5%	200,692

Expenses:
Losses and LAE	104,353	28.8%	81,036
Commissions and other underwriting expenses	64,868	24.6%	52,077
General and administrative expenses	15,223	48.2%	10,272
Interest expense	256	100.0%	-
Total costs and expenses	184,700	28.8%	143,385

Income before income taxes	65,193	13.8%	57,307
Income taxes	24,753	23.1%	20,108
Net income	40,440	8.7%	37,199
Net loss attributable to noncontrolling interest	(445)	(100.0)%	-
Net income attributable to FNHC	$40,885	9.9%	$37,199

Ratios to net premiums earned:
Net loss ratio (1)	49.7%		47.4%
Net expense ratio (2)	38.1%		36.5%
Net combined ratio (3)	87.9%		83.9%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the year ended December 31, 2015 of $249.9 million increased $49.2 million, or 24.5%, compared to revenue of $200.7 million in 2014.

Gross Premiums Written

The following table represents the gross premiums written breakout for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Gross premiums written:	(in thousands)
Homeowners Florida	$427,428	$335,338
Homeowners non-Florida	22,338	9,600
Personal automobile	21,912	12,376
Commercial general liability	13,928	12,432
Federal flood	8,164	7,410
Total gross premiums written	$493,770	$377,156

Gross premiums written increased $116.6 million, or 30.9%, to $493.8 million for the year ended December 31, 2015, compared with $377.2 million for the same period in 2014. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross premiums written increased $104.8 million, or 30.4%, to $449.8 million for the year ended December 31, 2015, compared with $344.9 million in 2014. Gross premiums written for the personal automobile line of business increased by $9.5 million to $21.9 million in 2016, compared to $12.4 million in 2014. Additionally, this increase reflects an increase in our homeowners’ in-force policy count to 254,105 as of December 31, 2015, compared with 182,557 as of December 31, 2014.

Gross Premiums Earned

The following table represents the gross premiums earned breakout for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Gross premiums earned:	(in thousands)
Homeowners Florida	$381,027	$279,514
Homeowners non-Florida	15,799	4,052
Personal automobile	14,108	11,617
Commercial general liability	13,542	11,245
Federal flood	7,758	6,648
Total gross premiums earned	$432,234	$313,075

Gross premiums earned increased $119.2 million, or 38.1%, to $432.2 million for the year ended December 31, 2015, compared with $313.1 million for the same period in 2014.

Ceded Premiums Earned

Ceded premiums earned increased by $80.0 million, or 56.3%, to $222.2 million for the year ended December 31, 2015, compared with $142.2 million in the same twelve-month period last year. This increase is driven by the additional excess-of-loss reinsurance costs recorded in 2015 as compared to 2014 related to the homeowners’ premium growth. Additionally, we recorded higher ceded premiums in 2015 as compared to 2014 as the 30% Florida-only property quota share treaty was in place for a full year in 2015 as compared to only 6 months in 2014 as well as having the 10% Florida-only property quota share treaty in place for 6 months in 2015.

Net Investment Income

Net investment income increased $1.8 million, or 34.2%, to $7.2 million during the year ended December 31, 2015, compared with $5.4 million during the year ended December 31, 2014.  This increase is mainly due to a year-over-year overall growth of our investment portfolio and a decrease in our debt securities investment yields. Our investment yield, net was 2.3% and 2.7%, for the years ended December 31, 2015 and 2014, respectively.

Net Realized Investment Gains

Net realized investment gains were $3.6 million for the year ended December 31, 2015, compared with $4.4 million for the year ended December 31, 2014. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Direct Written Policy Fees

Direct written policy fees increased by $2.6 million, or 29.5%, to $11.2 million for the year ended December 31, 2015, compared with $8.7 million in 2014. The increase in direct written policy fees is correlated to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. These fees are generated when the Company writes a policy and the fee varies from state to state and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commission and other underwriting expenses.

Other Income

Other income increased $6.5 million, or 57.6%, to $17.8 million for the year ended December 31, 2015, compared with $11.3 million for the year ended December 31, 2014. The following table represents the other income detail:

	Year Ended
	December 31,
	2015	% Change	2014
	(Dollars in thousands)
Other income:
Commission income	$7,811	72.9%	$4,517
Brokerage revenue	4,979	98.1%	2,513
Quota-share profit sharing	3,077	10.2%	2,792
Finance revenue	1,916	30.8%	1,465
Total other income	$17,783	57.6%	$11,287

The increase in commission income is primarily a result of the premium growth in personal automobile, which has increased the ceded commissions and the fees we receive for managing that business. These fees are received by FNIC and passed through to FNU for its services as a managing general agent. The commission income from personal automobile is designed to offset the commission and other acquisition costs incurred when the Company writes the policies, which are recognized in the commissions and other underwriting expenses account.

The increase in brokerage revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased, and the commissions paid on these reinsurance agreements in calendar year 2015 as compared to calendar year 2014.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $23.3 million, or 28.8%, to $104.4 million during the year ended December 31, 2015, compared with $81.0 million during the year ended December 31, 2014. The increase to losses and LAE is directly related to an increase in net premiums earned and an increase in our net loss ratio year over year. Our net loss ratio for 2015 was 49.7% compared with 47.4% for the same period in 2014. The increase in the ratio is the result of increasing our Florida homeowners’ attritional loss ratio due to assignment of benefits and the temporary discontinuation of the underwriting analytics.  The underwriting analytics were not used for several months in the second and third quarter of 2015, due to our compliance with a cease and desist order from the Florida OIR requiring us to obtain approval of these analytics without prior approval from them. The temporary discontinuation of the underwriting analytics caused us to underwrite polices outside of our standard process.

Commissions and Other Underwriting Expenses

The following table represents commissions and other underwriting expenses breakout for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Commissions and other underwriting expenses:	(in thousands)
Homeowners Florida	$41,033	$27,983
All others	14,739	11,802
Ceded commissions	(32,828)	(12,310)
Total commissions and other fees	22,944	27,475
Salaries and wages	17,934	11,125
Other underwriting expenses	23,990	13,477
Commissions and other underwriting expenses	$64,868	$52,077

Commissions and other underwriting expenses increased $12.8 million, or 24.6%, to $64.9 million for the year ended December 31, 2015, compared with $52.1 million for the year ended December 31, 2014.  Our net expense ratio for 2015 was 38.1% compared with 36.5% for the same period in 2014.  The increase is directly related to the significant increase in net premiums written and earned during the same period offset by an increase in ceded commissions from the 30% Florida-only property quota share treaty, which was in place for a full year in 2015 as compared to only 6 months in 2014 as well as the 10% Florida-only property quota share treaty, which was in place for 6 months in 2015.

General and Administrative Expenses

General and administrative expenses increased $5.0 million, or 48.2%, to $15.2 million for the year ended December 31, 2015, compared with $10.3 million for the year ended December 31, 2014.  The change is due to an increase in salaries and benefits, including share-based compensation, legal and professional fees, including $0.9 million of start-up costs related to the organization of Monarch Delaware.  Professional fees include audit, tax and actuarial fees. The increased costs are in support of the significant growth in our gross and net premiums written in 2015 as compared to 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commissions and fee income.  Our primary uses of funds are the payment of claims and operating expenses.  As of December 31, 2016, we had $74.6 million in cash and cash equivalents and $409.7 million in investments. As of December 31, 2015, we had $53.0 million in cash and cash equivalents and $384.3 million in investments.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $69.8 million, compared to net cash provided by operating activities for the year ended December 31, 2015 of $52.9 million.  This increase was primarily as a result of the decrease in the prepaid reinsurance premium account and increase loss and LAE expense reserves in 2016, partly offset by decreases in reinsurance recoverables, unearned premiums, and deferred acquisition costs. Net cash provided by operating activities for the year ended December 31, 2015 was $52.9 million, compared to net cash provided by operating activities for the year ended December 31, 2014 of $63.1 million.  This decrease was primarily as a result a decrease in prepaid reinsurance premium account.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $33.2 million, compared to net cash used in investing activities for the year ended December 31, 2015 of $63.6 million. This decrease was the result of less net purchases of investment securities as compared to prior year. Net cash used in investing activities for the year ended December 31, 2015 was $63.6 million, compared to net cash used in investing activities for the year ended December 31, 2014 of $107.9 million.  This decrease was the result of less net purchases, maturities and redemptions of investment securities as compared to prior year.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $15.0 million, compared to net cash provided by financing activities for the year ended December 31, 2015 of $23.6 million. This decrease was primarily due to $18.7 million related to the noncontrolling interest equity investment and $5.0 million related to the issuance of debt in our consolidated VIE during the year ended December 31, 2015 and $11.3 million of common stock repurchases and dividends paid during the year ended December 31, 2016. Net cash provided by financing activities for the year ended December 31, 2015 was $23.6 million, compared to net cash provided by financing activities for the year ended December 31, 2014 of $43.5 million.  This decrease was primarily due to $43.1 million related to issuance of common stock in public offering during the year ended December 31, 2014 offset by $18.7 million related to the noncontrolling interest equity investment and $5.0 million related to the issuance of debt in our consolidated VIE during the year ended December 31, 2015.

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

CONTRACTUAL OBLIGATIONS

A summary of long-term contractual obligations as of December 31, 2016 follows (in thousands). The amounts represent estimates of gross undiscounted amounts payable over time.

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
Loss and loss adjustment expense reserves (1)	$158,110	$93,854	$55,196	$7,654	$1,406
Debt from consolidated variable interest entity	5,000	—	—	5,000	—
Operating leases	4,057	644	1,996	1,417	—
Other liabilities	120	120	—	—	—
Total	$167,287	$94,618	$57,192	$14,071	$1,406

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

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments, (ii) accounting for investments, (iii) premium and unearned premium calculation, (iv) reinsurance contracts, (v) the amount and recoverability of Deferred Acquisition Costs (“DAC”), (vi) reserve for loss and losses adjustment expenses and (vii) income taxes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

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

DEFERRED ACQUISITION COSTS (“DAC”)

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

LOSSES AND LOSS ADJUSTMENT EXPENSES (“LAE”)

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

We believe that the reserves for unpaid loss and LAE established by our insurance companies are adequate as of December 31, 2016; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Prior Year Development

Our insurance companies continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates during 2016, 2015 and 2014 based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

Refer to Notes 1 and 6 to Notes to Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information on our loss and LAE.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements set forth in Part II, Item 8 “Financial Statements and Supplemental Data” of this Form 10-K for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

OFF BALANCE SHEET TRANSACTIONS

For the years ended December 31, 2016 and 2015, the Company had no off balance sheet transactions.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2016,  approximately 93% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-to-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The following table provides information about the financial instruments, as of December 31, 2016, that is sensitive to changes in interest rates. The table presents principal cash flows and the related weighted average interest rate by expected maturity date based upon par values.

								Carrying
	2017	2018	2019	2020	2021	Thereafter	Total	Amount
Principal amount by expected maturity:
United States government obligations and authorities	$9,721	$6,509	$1,765	$4,921	$3,425	$14,600	$40,941	$40,553
Obligations of states and political subdivisions	21,600	12,690	22,825	21,525	10,520	48,250	137,410	151,183
Corporate securities	15,677	17,567	14,573	15,249	20,888	58,015	141,969	144,646
International securities	1,300	2,335	406	551	1,469	5,641	11,702	11,934
Collateralized mortgage obligations	3,071	1,280	955	1,311	4,809	19,422	30,848	31,991
Total investments	$51,369	$40,381	$40,524	$43,557	$41,111	$145,928	$362,870	$380,307

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.83%	0.76%	1.90%	0.46%	1.24%	1.54%	1.11%
Obligations of states and political subdivisions	4.53%	5.00%	4.99%	4.93%	4.87%	4.92%	4.88%
Corporate securities	3.59%	3.74%	3.47%	3.56%	3.29%	3.69%	3.59%
International securities	3.00%	3.77%	7.38%	3.31%	2.98%	4.08%	3.84%
Collateralized mortgage obligations	4.38%	2.48%	3.03%	3.34%	4.09%	3.69%	3.73%
Total investments	3.49%	3.62%	4.29%	3.88%	3.61%	3.90%	3.82%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Federated National Holding Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Federated National Holding Company and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of  operations, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2016 and 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federated National Holding Company and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Federated National Holding Company and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 16, 2017

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

/s/Goldstein Schechter Koch

Fort Lauderdale, FL

March 16, 2015, except for Schedule II dated March 14, 2016

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $376,644 and
$338,021, respectively)	$374,756	$339,178
Debt securities, held-to-maturity, at amortized cost	5,551	6,619
Equity securities, available-for-sale, at fair value (cost of $24,163 and $33,581, respectively)	29,375	38,534
Total investments (including $28,704 and $22,670 related to the VIE, respectively)	409,682	384,331

Cash and cash equivalents (including $15,668 and $14,616 related to the VIE, respectively)	74,593	53,038
Prepaid reinsurance premiums	156,932	181,840
Premiums receivable, net of allowance of $55 and $302, respectively
(including $1,584 and $355 related to the VIE, respectively)	54,854	38,594
Reinsurance recoverable, net	48,530	12,714
Deferred acquisition costs	38,962	15,547
Income taxes receivable	13,871	2,691
Property and equipment, net	4,194	2,894
Other assets (including $1,910 and $1,037 related to the VIE, respectively)	11,509	7,605
TOTAL ASSETS	$813,127	$699,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$158,110	$97,340
Unearned premiums	294,022	253,960
Reinsurance payable	79,154	61,069
Debt from consolidated variable interest entity	4,909	4,887
Deferred income taxes, net	1,433	5,627
Other liabilities	37,643	25,612
Total liabilities	575,271	448,495
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized;
13,473,120 and 13,798,773 shares issued and outstanding, respectively	134	138
Additional paid-in capital	136,779	131,998
Accumulated other comprehensive income	1,941	3,985
Retained earnings	80,275	96,461
Total shareholders’ equity attributable to Federated National Holding Company shareholders equity	219,129	232,582
Noncontrolling interest	18,727	18,177
Total shareholders’ equity	237,856	250,759
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,127	$699,254

See accompanying notes to consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 31,
	2016	2015	2014
Revenue:
Net premiums earned	$259,872	$210,020	$170,905
Net investment income	9,063	7,226	5,385
Net realized investment gains	3,045	3,616	4,426
Direct written policy fees	17,730	11,248	8,689
Other income	26,674	17,783	11,287
Total revenue	316,384	249,893	200,692

Costs and expenses:
Losses and loss adjustment expenses	187,341	104,353	81,036
Commissions and other underwriting expenses	108,776	64,868	52,077
General and administrative expenses	17,186	15,223	10,272
Interest expense	348	256	-
Total costs and expenses	313,651	184,700	143,385

Income before income taxes	2,733	65,193	57,307
Income taxes	2,683	24,753	20,108
Net income	50	40,440	37,199
Net income (loss) attributable to noncontrolling interest	246	(445)	-
Net (loss) income attributable to Federated National
Holding Company shareholders	$(196)	$40,885	$37,199

Net (loss) income per share attributable to Federated National
Holding Company shareholders:
Basic	$(0.01)	$2.98	$3.08
Diluted	$(0.01)	$2.92	$2.99

Weighted average number of shares of common stock
outstanding:
Basic	13,758	13,729	12,082
Diluted	13,758	13,997	12,438

Dividends declared per share of common stock	$0.27	$0.18	$0.13

See accompanying notes to consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014

Net income	$50	$40,440	$37,199
Change in net unrealized (losses) gains on investments,
available-for-sale	(2,786)	(6,308)	2,856
Comprehensive (loss) income before income taxes	(2,736)	34,132	40,055

Income tax benefit (expense) related to items of other
comprehensive income	1,046	2,454	(1,102)
Comprehensive (loss) income	(1,690)	36,586	38,953

Less: comprehensive income (loss) attributable to
noncontrolling interest	550	(566)	—
Comprehensive (loss) income attributable to Federated National
Holding Company shareholders	$(2,240)	$37,152	$38,953

See accompanying notes to consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2013	$—	10,901,716	$109	$80,525	$5,964	$21,896	$108,494	$—	$108,494
Net income	—	—	—	—	—	37,199	37,199	—	37,199
Other comprehensive income	—	—	—	—	1,754	—	1,754	—	1,754
Dividends	—	—	—	—	—	(1,672)	(1,672)	—	(1,672)
Stock issued in public offering	—	2,358,975	23	43,086	—	—	43,109	—	43,109
Shares issued under share-
based compensation plans	—	371,723	4	1,551	—	—	1,555	—	1,555
Tax benefits from share-based
awards	—	—	—	480	—	—	480	—	480
Share-based compensation	—	—	—	1,660	—	—	1,660	—	1,660
Balance as of December 31, 2014	—	13,632,414	136	127,302	7,718	57,423	192,579	—	192,579
Net income (loss)	—	—	—	—	—	40,885	40,885	(445)	40,440
Other comprehensive income,	—	—	—	—	(3,733)	—	(3,733)	(121)	(3,854)
Noncontrolling interest capital
contributions								18,743	18,743
Dividends	—	—	—	—	—	(1,847)	(1,847)	—	(1,847)
Shares issued under share-
based compensation plans	—	166,359	2	169	—	—	171	—	171
Tax benefits from share-based
awards	—	—	—	1,564	—	—	1,564	—	1,564
Share-based compensation	—	—	—	2,963	—	—	2,963	—	2,963
Balance as of December 31, 2015	—	13,798,773	$138	$131,998	$3,985	$96,461	$232,582	$18,177	$250,759
Net (loss) income	—	—	—	—	—	(196)	(196)	246	50
Other comprehensive (loss) income	—	—	—	—	(2,044)	—	(2,044)	304	(1,740)
Dividends	—	—	—	—	—	(4,677)	(4,677)	—	(4,677)
Shares issued under share-
based compensation plans	—	299,165	—	361	—	—	361	—	361
Tax benefits from share-based
awards	—	—	—	590	—	—	590	—	590
Repurchases of common stock	—	(624,818)	(4)	—	—	(11,313)	(11,317)	—	(11,317)
Share-based compensation	—	—	—	3,831	—	—	3,831	—	3,831
Balance as of December 31, 2016	$—	13,473,120	$134	$136,779	$1,941	$80,275	$219,129	$18,727	$237,856

See accompanying notes to consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash flow from operating activities:
Net income	$50	$40,440	$37,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized investment gains	(3,045)	(3,616)	(4,426)
Amortization of investment premium or discount, net	5,346	5,645	4,165
Depreciation and amortization	869	624	149
Share-based compensation	4,420	4,527	2,140
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	24,908	(84,875)	(59,829)
Premiums receivable, net	(16,260)	(11,319)	(4,860)
Reinsurance recoverable, net	(35,816)	(180)	(9,793)
Deferred acquisition costs	(23,415)	(1,937)	3,098
Income taxes receivable, net	(11,769)	(2,445)	(4,189)
Loss and loss adjustment expense reserves	60,770	19,010	17,315
Unearned premiums	40,062	61,535	64,081
Reinsurance payable	18,085	18,606	12,918
Deferred income taxes, net of other comprehensive income	(2,575)	6,741	765
Other, net	8,120	135	4,411
Net cash provided by operating activities	69,750	52,891	63,144
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	311,109	169,979	87,151
Purchases of investment securities	(342,113)	(231,884)	(194,087)
Purchases of property and equipment	(2,147)	(1,736)	(969)
Net cash used in investing activities	(33,151)	(63,641)	(107,905)
Cash flow from financing activities:
Noncontrolling interest equity investment	—	18,743	—
Issuance of common stock in public offering	—	—	43,109
Tax benefit related to share-based compensation	589	1,564	480
Issuance of debt in consolidated variable interest entity	—	5,000	—
Purchases of FNHC common stock	(11,317)	—	—
Issuance of common stock for share-based awards	361	171	1,555
Dividends paid	(4,677)	(1,847)	(1,672)
Net cash (used in) provided by financing activities	(15,044)	23,631	43,472
Net increase in cash and cash equivalents	21,555	12,881	(1,289)
Cash and cash equivalents at beginning of period	53,038	40,157	41,446
Cash and cash equivalents at end of period	$74,593	$53,038	$40,157

See accompanying notes to consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$14,360	$15,662	$19,185
Non-cash investing and finance activities:
Accrued dividends payable	$1,115	$712	$564

See accompanying notes to consolidated financial statements.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

Significant Customer

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners’ premiums we underwrote in the years ended December 31, 2016,  2015, and 2014, 24.1%, 25.4%,  and 20.5%, respectively, were from Allstate’s network of Florida agents.

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

In connection with the investment in Monarch Delaware, we have determined that we are the primary beneficiary of this VIE, as we possess the power to direct the activities of the VIE that most significantly impact its economic performance.  Accordingly, we consolidate the VIE in our consolidated financial statements. Refer to Note 14 for additional information on the VIE.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (“GAAP”).  Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

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

Held-to-maturity investments are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other securities were classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income, and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of operations.  In addition, any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

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

December 31, 2016

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

Direct Written Policy Fees

Policy fees represent a non-refundable application fee for insurance coverage, which are intended to reimburse us for the costs incurred to underwrite the policy.  Policy fees are recognized on the effective date of the insurance policy.

Other Income

Other income represents primarily brokerage and commission related income from our personal automobile line of business and agency operations.  The commission income from our personal automobile line of business is made up of ceded commission income and fee income for administration and claims handling services.  The income associated with ceded commission and fee income is recognized over the respective terms of the contracts.  The fees associated with the administrative services is recognized upfront upon policy inception.  Commission income from our agency operations are recognized upfront upon policy inception.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Deferred Acquisition Costs

Deferred Acquisition Costs (“DAC”) represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts.  The Company defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.  Such DAC generally include agent or broker commissions, referral fees, premium taxes, medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed.  Each cost is analyzed to assess whether it is fully deferrable.

The Company also defers a portion of the employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months.  It is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for 6 or profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts.  Investment income is anticipated in assessing the recoverability of DAC.  The Company assesses the recoverability of DAC on an annual basis or more frequently if circumstances indicate impairment may have occurred.

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

Losses and Loss Adjustment Expenses (“LAE”)

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

December 31, 2016

vesting term.  The fair value of the restricted stock grants is determined based on the closing market price on the date of grant.  Non-employee directors are treated as employees for accounting purposes.

Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares, while diluted net income per share is computed by dividing net income available to common shareholders by the weighted average number of such common shares and dilutive share equivalents result from the assumed exercise of employee stock options and vesting of restricted common stock and are calculated using the treasury stock method.

Reclassifications

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the 2016 presentation.  These reclassifications had no effect on the reported results of operations, financial condition, and cash flows. In the current period, the Company concluded it was appropriate to present reinsurance assets and reinsurance payables separately on the consolidated balance sheets and statements of cash flows. The Company believes this reclassification provide greater clarity and insight into the consolidated financial statements for the periods presented.

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

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration-Contracts. The amendments in this ASU apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services—Insurance. The amendments require insurance entities to disclose for annual reporting periods information on the liability for unpaid claims and claim adjustment expenses.  The amendments in this ASU are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The disclosure requirements of this guidance were adopted; see Note 6 Loss and Loss Adjustment Expense Reserves for further details.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This authoritative guidance replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects that consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. The guidance may be applied using one of the two following methods: (1) retrospectively to each prior reporting periods presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, during 2016 the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. We will adopt this accounting standard update effective January 1, 2018. While we are currently evaluating the method of adoption and the impact of the provisions of this accounting standard update, only a portion of our revenues are impacted by this guidance because the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. Our

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, and identifying and determining the accounting for any related contract costs.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Upon the effective date, ASU 2016-02 will supersede the current lease guidance in Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. This guidance will require us to add our operating leases to the balance sheet. We are currently evaluating other impacts this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The guidance will be adopted on a prospective basis as indicated by the guidance for each area of change and will not have a material impact on our consolidated financial statements.

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

December 31, 2016

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$36,560	$25,645	$—	$62,205
Obligations of states and political subdivisions	—	151,183	—	151,183
Corporate	—	149,505	—	149,505
International	—	11,863	—	11,863
	36,560	338,196	—	374,756

Equity securities	28,960	415	—	29,375

Total investments	$65,520	$338,611	$—	$404,131

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$34,733	$26,820	$—	$61,553
Obligations of states and political subdivisions	—	110,702	—	110,702
Corporate	—	154,620	—	154,620
International	—	12,303	—	12,303
	34,733	304,445	—	339,178

Equity securities	38,012	522	—	38,534

Total investments	$72,745	$304,967	$—	$377,712

A third party nationally recognized pricing service provides the fair value of securities in Level 2. A summary of the significant valuation techniques and market inputs for each class of security is as follows:

United States government obligations and authorities: In determining the fair value for U.S. Government securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

Obligations of states and political subdivisions: In determining the fair value for state and municipal securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

Corporate and International: In determining the fair value for corporate securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.

We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.

4. INVESTMENTS

Unrealized Gains and Losses

The amortized cost and the fair value of debt and equity securities as of December 31, 2016 and 2015 are summarized as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$62,881	$177	$853	$62,205
Obligations of states and political subdivisions	152,823	427	2,067	151,183
Corporate	149,053	1,347	895	149,505
International	11,887	95	119	11,863
	376,644	2,046	3,934	374,756

Debt securities - held-to-maturity:
United States government obligations and authorities	4,163	22	118	4,067
Corporate	1,317	20	2	1,335
International	71	—	—	71
	5,551	42	120	5,473
Equity securities	24,163	5,500	288	29,375
Total investments	$406,358	$7,588	$4,342	$409,604

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2015
Debt securities - available-for-sale:
United States government obligations and authorities	$61,384	$489	$320	$61,553
Obligations of states and political subdivisions	109,152	1,590	40	110,702
Corporate	154,957	1,153	1,490	154,620
International	12,528	18	243	12,303
	338,021	3,250	2,093	339,178

Debt securities - held-to-maturity:
United States government obligations and authorities	4,275	30	204	4,101
Corporate	2,253	14	20	2,247
International	91	—	—	91
	6,619	44	224	6,439
Equity securities	33,581	6,809	1,856	38,534
Total investments	$378,221	$10,103	$4,173	$384,151

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Gross realized gains:
Debt securities	$3,208	$1,272	$725
Equity securities	4,264	4,959	4,489
Total gross realized gains	7,472	6,231	5,214

Gross realized losses:
Debt securities	(1,614)	(805)	(147)
Equity securities	(2,813)	(1,810)	(641)
Total gross realized losses	(4,427)	(2,615)	(788)
Net realized gains on investments	$3,045	$3,616	$4,426

During the years ended December 31, 2016, 2015 and 2014, the proceeds from sales of investment securities were $229.3 million, $157.2 million and $87.1 million, respectively.

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of December 31, 2016 and 2015 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$46,189	$46,231	$24,470	$24,488
Over one through five years	177,982	177,899	170,797	171,113
Over five through ten years	150,557	148,783	142,728	143,545
Over ten years	1,916	1,843	26	32
	376,644	374,756	338,021	339,178
Debt securities, held-to-maturity:
One year or less	170	170	486	487
Over one through five years	1,719	1,750	1,899	1,915
Over five through ten years	3,662	3,553	4,234	4,037
	5,551	5,473	6,619	6,439
Total	$382,195	$380,229	$344,640	$345,617

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Net Investment Income

The following table summarizes the Company’s net investment income for years ended December 31, 2016, 2015 and 2014:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Interest income	$7,920	$6,638	$4,832
Dividends income	1,143	588	553
Net investment income	$9,063	$7,226	$5,385

Aging of Gross Unrealized Losses

As of December 31, 2016 and 2015, gross unrealized losses and related fair values for debt and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$45,255	$850	$111	$3	$45,366	$853
Obligations of states and political subdivisions	103,724	2,066	1,007	1	104,731	2,067
Corporate	59,970	864	2,427	31	62,397	895
International	5,925	119	5	-	5,930	119
	214,874	3,899	3,550	35	218,424	3,934

Equity securities	4,701	253	434	35	5,135	288

Total investments	$219,575	$4,152	$3,984	$70	$223,559	$4,222

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$30,464	$303	$659	$17	$31,123	$320
Obligations of states and political subdivisions	16,652	40	—	—	16,652	40
Corporate	87,176	1,420	3,590	70	90,766	1,490
International	8,660	191	281	52	8,941	243
	142,952	1,954	4,530	139	147,482	2,093

Equity securities	11,790	1,850	84	6	11,874	1,856

Total investments	$154,742	$3,804	$4,614	$145	$159,356	$3,949

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

As of December 31, 2016, the Company held a total of 1,132 debt and equity securities that were in an unrealized loss position, of which 36 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2015, the Company held a total of 676 debt and equity securities that were in an unrealized loss position, of which 22 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

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

Debt securities classified as available-for-sale in a gross unrealized loss position for twelve months or longer are primarily comprised of non-credit losses on investment grade securities where management does not intend to sell, and it is not more than likely than not that the Company will not be required to sell the security before recovery. The Company has analyzed these securities and has determined that they are not other than temporarily impaired.

During the years ended December 31, 2016, 2015 and 2014, OTTI losses were $0.3 million, $0.4 million and $0, respectively.  The determination that unrealized losses on such securities were other-than-temporary was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date.

Statutory Deposits

As of December 31, 2016, investments with fair values of approximately $7.9 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

5. REINSURANCE

Overview

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

December 31, 2016

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

FNIC’s 2016-2017 reinsurance programs, costing approximately $179.5 million, include approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could be as low as $8.0 million. The maximum pre-tax retention of $18.45 million for Florida represents 7.76% of the Company’s shareholders’ equity as of December 31, 2016.

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

The Company’s property quota share treaties, which are included in the reinsurance program, run for a two-year period from July 1 to July 1 of the following year.  The property quota-share treaties consist of two different treaties, one for 30% which became effective July 1, 2014, and the other for 10% which became effective July 1, 2015. The combined treaties provided up to a  40% quota-share reinsurance on the first $100 million of covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

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

December 31, 2016

The Company’s private passenger automobile quota share treaties are typically one-year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede 75% to 90% of all written premiums entered into by the Company.

Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $2.6 million as of December 31, 2016 and $3.5 million as of December 31, 2015.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following reinsurance recoverable is reflected in the consolidated balance sheets as of the dates presented as follows:

	December 31,
	2016	2015
	(in thousands)
Reinsurance recoverable on paid losses	$7,451	$5,218
Reinsurance recoverable on unpaid losses	41,079	7,496
Reinsurance recoverable, net	$48,530	$12,714

Premiums Written and Earned

The following table presents premiums written and earned for the years ended December 31, 2016, 2015, and 2014:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net premiums written:
Direct	$605,485	$493,770	$377,156
Ceded	(285,986)	(268,516)	(201,998)
	$319,499	$225,254	$175,158
Net premiums earned:
Direct	$565,423	$432,234	$313,075
Ceded	(305,551)	(222,214)	(142,170)
	$259,872	$210,020	$170,905

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

6.  LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not yet reported (“IBNR”).

Activity in the liability for loss and LAE reserves is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Gross reserves, beginning of period	$97,340	$78,330	$61,016
Less: reinsurance recoverable (1)	(7,496)	(10,394)	(2,313)
Net reserves, beginning of period	89,844	67,936	58,703

Incurred loss, net of reinsurance, related to:
Current year	174,795	113,819	79,932
Prior years	12,546	(9,466)	1,104
Total incurred loss and LAE, net of reinsurance	187,341	104,353	81,036

Paid loss, net of reinsurance, related to:
Current year	113,196	49,531	40,680
Prior years	56,958	32,914	31,123
Total paid loss and LAE, net of reinsurance	160,154	82,445	71,803

Net reserves, end of period	117,031	89,844	67,936
Plus: reinsurance recoverable (1)	41,079	7,496	10,394
Gross reserves, end of period	$158,110	$97,340	$78,330

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the year ended December 31, 2016, the Company experienced unfavorable loss and LAE reserve development on prior year accident years primarily in its all other peril homeowners’ coverage in Florida. The deficiency primarily relates to reserve development on prior year accident years and was related to the all other peril homeowners’ coverage in the state of Florida. The deficiency primarily relates to higher severity above the expected development factor anticipated at December 31, 2015 which was driven by the impact from assignment of benefits and other related adjusting expenses.

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

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

The following tables provide incurred losses and allocated loss adjustment expenses (“ALAE”) as well as cumulative paid claims and ALAE, net of reinsurance, for the prior ten accident years for our largest lines of business, homeowners’’. In addition, as of the most recent reporting period, the total of IBNR reserves plus expected development on reported claims and the cumulative number of reported claims are presented (in thousands, except severity). The information about incurred and paid claims development for the years ended December 31, 2007 to December 31, 2015 is presented as supplementary information.

											IBNR & expected	Cumulative
	Incurred losses and ALAE, net of reinsurance										development on	number of
	For the years ended December 31,										reported claims	reported claims (1)	Severity (2)
	(unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016	2016
2007	19,410	18,293	17,319	17,544	17,494	17,761	17,912	17,715	17,553	17,559	6	1,883	9,325
2008		18,305	15,784	15,811	15,977	15,659	16,021	15,661	15,604	15,609	4	1,705	9,155
2009			26,228	25,618	25,955	26,482	27,015	27,041	27,119	27,163	101	2,323	11,693
2010				24,825	25,056	26,151	27,895	28,968	29,407	29,945	34	2,348	12,753
2011					20,492	21,344	23,007	23,932	24,582	25,957	40	2,344	11,074
2012						23,032	23,301	24,186	24,468	25,889	326	2,579	10,038
2013							43,807	42,021	35,834	35,859	216	3,209	11,175
2014								64,312	63,300	61,770	2,222	5,679	10,877
2015									99,286	92,159	8,097	11,196	8,231
2016										168,875	48,663	20,923	8,071
									Total	$500,785

	Cumulative paid losses and ALAE, net of reinsurance
	For the years ended December 31,
	(unaudited)
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	11,358	15,352	16,160	16,783	17,027	17,291	17,429	17,443	17,509	17,519
2008		9,477	13,832	14,689	15,190	15,308	15,445	15,595	15,583	15,587
2009			15,047	23,095	24,657	26,007	26,462	26,831	26,927	26,982
2010				14,052	21,350	24,730	26,886	27,984	29,092	29,739
2011					11,119	19,250	21,323	22,723	24,047	25,580
2012						13,693	20,728	23,120	23,923	25,186
2013							19,986	31,606	33,867	35,123
2014								37,033	53,831	57,891
2015									52,190	76,169
2016										101,532
									Total	$414,308

All outstanding liabilities for unpaid claims and LAE prior to 2007, net of reinsurance										1,478
Total outstanding liabilities for unpaid claims and LAE, net of reinsurance										$ 87,955

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.
(2)

Calculated severity amounts by accident year are based on inception-to-date incurred less IBNR and expected development dollars on reported claims. Note the older accident years are more developed than recent accident years.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

As of December 31, 2016
(in thousands)
Liabilities for unpaid losses and LAE:
Homeowners	$ 87,955
Other lines	28,915
Total liabilities for unpaid losses and LAE, net of reinsurance	116,870

Reinsurance recoverables:
Homeowners	19,964
Other lines	21,115
Total reinsurance recoverables	41,079

Unallocated loss adjustment expenses	161
Gross liability for unpaid losses and LAE	$ 158,110

Other lines include our CGL and personal automobile lines of business.  Management performed a quantitative and qualitative assessment and determined that neither line of business met the guidelines for disaggregation, above.

Management establishes a liability on an aggregate basis to provide for the estimated IBNR.   The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for loss and LAE reserves. Adjustments are reflected in results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2016, were not considered material.

IBNR reserves are established for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. Various standard actuarial tests are applied to subsets of the business at a line of business and coverage basis. Included in the analyses are the following:

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

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Supplementary Information on Historical Loss and LAE Duration (Unaudited)

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, as of December 31, 2016:

	Average annual payout of losses and LAE, net of reinsurance
	(unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	53.4%	28.3%	7.4%	4.2%	2.2%	2.6%	1.0%	0.1%	0.4%	0.0%

7. LONG-TERM DEBT

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

8.  INCOME TAXES

The provision for income tax expense for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Federal:
Current	$5,076	$15,523	$16,659
Deferred	(2,771)	6,118	1,059
Federal income tax expense	2,305	21,641	17,718
State:
Current	674	2,489	2,204
Deferred	(296)	623	186
State income tax expense	378	3,112	2,390
Total income tax expense	$2,683	$24,753	$20,108

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Computed expected tax expense provision, at federal rate	$957	$22,829	$19,887
State tax, net of federal tax benefit	85	2,291	1,696
Tax-exempt interest	(571)	(445)	(312)
Income subject to dividends-received deduction	(219)	(109)	(136)
Meals and entertainment	130	-	-
Return to provision and rate changes	145	119	(1,027)
Prior year deferred tax true-up	2,163	-	-
Other	(7)	68	-
Total income tax expense	$2,683	$24,753	$20,108

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Income tax expense for the year ended December 31, 2016 was $2.7 million, which includes $2.2 million of additional tax expense related to a prior year adjustment impacting deferred taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax liability are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Unearned premiums	$13,975	$9,375
Unpaid losses and loss adjustment expenses	1,612	1,175
Accrued expenses	692	694
Net operating loss carryforwards	7	140
Share-based compensation	582	606
Other	155	212
Total	17,023	12,202

Deferred tax liabilities:
Deferred acquisition costs	(16,364)	(11,906)
Unrealized gains on investment securities	(1,277)	(2,336)
Deferred revenue related to reinsurance	-	(3,395)
Depreciation and amortization	(718)	-
Other	(97)	(192)
Total	(18,456)	(17,829)

Net deferred tax liability	$(1,433)	$(5,627)

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2013 - 2015 are open for review by the Internal Revenue Service (“IRS”) and other state taxing authorities.

As of December 31, 2016, 2015, and 2014, we have determined that there are no uncertain tax positions.

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

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association (“AAA”) alleging a breach of the Co-Existence Agreement.  On November 29, 2016, the U.S. District Court for the Southern District of Florida granted Mutual’s motion to compel arbitration of the Company’s declaratory judgment action for non-infringement of a trademark.   On February 3, 2017, the AAA granted the Company’s motion to terminate the arbitration for lack of jurisdiction based upon Mutual’s failure to comply with the Co-Existence Agreement’s regarding the selection of an arbitrator. The parties are currently in the process of conferring upon the selection of a mutually agreeable arbitrator. The Company nevertheless intends to vigorously defend against Mutual’s allegations, although there can be no assurances as to the outcome of this matter.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company. The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages. The Company has not recognized a gain contingency in the financial statements as of December 31, 2016.

Assessment Related Activity

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Florida Joint Underwriters Insurance Association (“JUA”), Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Georgia Automobile Insurance Plan (“GAIP”), Property Insurance Association of Louisiana (“PIAL”), Louisiana Automobile Insurance Plan (“LAIP”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Texas Automobile Insurance Plan Association (“TAIPA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer in Florida, we are required to participate in certain insurer solvency associations under Florida law, administered by FIGA.

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

Leases

The Company is committed under various operating lease agreements for office space.  Rental expense for the years ended December 31, 2016, 2015 and 2014 was $0.6 million, $0.7 million and $0.5 million, respectively.  As of December 31, 2016, the future minimum lease payments under these agreements are as follows:

Aggregate Minimum
Year Ended December 31,	Lease Payments
(in thousands)
2017	$644
2018	662
2019	656
2020	678
2021	698
Thereafter	719
Total	$4,057

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

10. SHAREHOLDERS’ EQUITY

Common Stock Repurchases

In March 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 31, 2017. In November 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 1, 2017. Common stock repurchases are conducted in the open market or under Rule 10b5-1 trading plans from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors. This program may be modified, suspended or terminated by us at any time without notice.

Pursuant to our Board of Directors’ authorizations, the Company repurchased 624,818 shares of its common stock at a total cost of $11.3 million, which is an average price per share of $19.23, during the year ended December 31, 2016.

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

Share-Based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
Restricted stock	$3,831	$2,930	$1,525
Stock options	—	33	135
Total share-based compensation expense	$3,831	$2,963	$1,660

Intrinsic value of options exercised	$13,732	$1,124	$5,172
Fair value of restricted stock vested	$41,495	$2,303	$549

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on The NASDAQ Global Market.

The unamortized share-based compensation expense is $5.6 million for the year ended December 31, 2016, which will be recognized over the remaining weighted average vesting period of approximately 1.76 years.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2014 to December 31, 2016 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2014	526,521	$4.56
Granted	—	$—
Exercised	(302,735)	$5.13
Cancelled	(4,501)	$3.49
Outstanding at December 31, 2014	219,285	$3.79
Granted	—	$—
Exercised	(44,652)	$3.81
Cancelled	—	$—
Outstanding at December 31, 2015	174,633	$3.79
Granted	—	$—
Exercised	(94,249)	$3.85
Cancelled	(900)	$4.40
Outstanding at December 31, 2016	79,484	$3.70

A following table summarizes information about stock options outstanding and exercisable in a select price range as of December 31, 2016:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$2.45 - $4.40	79,484	4.87	3.70	1,191,218

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

Restricted Stock

During the years ended December 31, 2016, 2015 and 2014, the restricted stock awards issued have been granted to executives, directors and other key employees. The shares granted typically vest in equal portions over three or five years. A summary of the Company’s restricted stock activity for the period from January 1, 2014 to December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	249,500	$8.24
Granted	268,648	$22.50
Vested	(68,988)	$7.96
Cancelled	(1,359)	$8.29
Outstanding at December 31, 2014	447,801	$16.84
Granted	116,140	$27.53
Vested	(145,134)	$15.87
Cancelled	—	$—
Outstanding at December 31, 2015	418,807	$20.14
Granted	128,472	$19.16
Vested	(204,916)	$20.25
Cancelled	(5,160)	$20.58
Outstanding at December 31, 2016	337,203	$19.69

The weighted average grant date fair value is measured at the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$6,111	$(2,247)	$3,864	$12,419	$(4,701)	$7,718
Other comprehensive income before reclassifications	1,774	(470)	1,305	(324)	86	(238)
Reclassification adjustment for realized gains included
in net (loss) income	(4,560)	1,515	(3,045)	(5,984)	2,368	(3,616)
	(2,786)	1,046	(1,740)	(6,308)	2,454	(3,854)
Accumulated other comprehensive income, end of period	$3,323	$(1,199)	$2,124	$6,111	$(2,247)	$3,864

11. EMPLOYEE BENEFIT PLAN

The Company sponsors a profit sharing plan under Section 401(K) of the Internal Revenue Code, which is a defined contribution plan that allows employees to defer compensation through contributions to the 401(K) Plan.  This plan covers substantially all employees who meet specified service requirements and includes a 100% match up to the first 6% of an employee’s salary, not to exceed statutory limits.  Additionally, the Company may make additional profit-sharing contributions. For the year ended December 31, 2016, there was no additional profit-sharing contribution. For the year ended December 31, 2015, the Company made an additional contribution of 1% of an employee’s salary.

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

The Company’s total contributions to the 401(K) Plan were $0.9 million, $0.6 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions entered into by the Company for the years ended December 31, 2016, 2015 and 2014.

The Company entered into catastrophe excess of loss and quota share reinsurance agreements with TransRe. For the years ended December 31, 2016, 2015 and 2014, the Company ceded premiums related to these agreements totaling $5.0 million, $4.3 million and $1.2 million, respectively. In connection with Hurricane Matthew and the quota share agreements, we have ceded losses of $0.8 million and $0.1 million for the years ended December 31, 2016 and 2015 relating to these agreements. For the years ended December 31, 2014, there were no ceded losses relating to these agreements.

Bruce F. Simberg, the Company’s Chairman of the Board, is a partner of the Hollywood, Florida law firm of Conroy Simberg, which specializes in insurance defense and coverage matters. The Company paid legal fees to Conroy Simberg for services rendered in the amount of $72,198,  $26,286, and $6,538 for the years ended December 31, 2016, 2015, and 2014, respectively. We believe that the fees charged for services provided by Conroy Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.  The firm has handled only a limited number of matters for the Company.  Mr. Simberg has not been personally involved in any of the legal matters handled by the firm for the Company and he received de minimis direct personal benefit from the fees paid to the firm by the Company.   The matters handled by the firm for the Company as of December 31, 2016 have been completed or are in the process of being completed, and the Company does not at this time anticipate retaining the firm for future matters.

For the years ended December 31, 2016 and 2015, the Company paid investment fees to Crosswinds AUM, LLC, a wholly owned subsidiary of Crosswinds, totaling $0.2  million and $0.2 million, respectively.

Refer to Note 7 for information relating to the debt owed to TransRe.

13. EARNINGS PER SHARE

The following table illustrates our computations of basic and diluted net income per share.

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net (loss) income attributable to Federated National Holding
Company shareholders	$(196)	$40,885	$37,199
Weighted average number of common shares outstanding -
basic	13,758	13,729	12,082
Net (loss) income per share - basic	$(0.01)	$2.98	$3.08

Weighted average number of common shares outstanding -
basic	13,758	13,729	12,082
Dilutive effect of stock compensation plans	-	268	356
Weighted average number of common shares outstanding -
diluted	13,758	13,997	12,438
Net (loss) income per share - diluted	$(0.01)	$2.92	$2.99

Dividends per share	$0.27	$0.18	$0.13

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

14. VARIABLE INTEREST ENTITY

The carrying amounts of Monarch Delaware, our consolidated VIE, assets, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	December 31,
	2016	2015
ASSETS	(in thousands)
Investments
Debt securities, available-for-sale, at amortized cost	$27,100	$21,312
Equity securities, available-for-sale, at fair value	1,604	1,358
Total investments	28,704	22,670

Cash and cash equivalents	15,668	14,616
Prepaid reinsurance premiums	1,070	34
Premiums receivable, net	1,584	355
Other assets	1,910	1,037
Total assets	$48,936	$38,712

LIABILITIES
Loss and loss adjustment expense reserves	$1,659	$237
Unearned premiums	8,406	1,448
Reinsurance payable	864	—
Debt	4,909	4,887
Income taxes payable	—	8
Other liabilities	1,026	374
Total liabilities	$16,864	$6,954

15. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida OIR.  These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedures Manual.  The Company did not use any prescribed or permitted statutory accounting practices that differed from the National Association of Insurance Commissioners’ statutory accounting practices as of December 31, 2016.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31.  Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends.  As of December 31, 2016, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

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

Federated National Holding Company and Subsidiaries

Notes to Consolidated Financial Statements (continued)

December 31, 2016

As of December 31, 2016 and 2015, on a consolidated statutory basis, the capital and surplus of the Company’s insurance companies was $172.1 million and $175.9 million, respectively.  For the year ended December 31, 2016 consolidated statutory net loss of the Company’s insurance companies was $37.0 million. For the years ended December 31, 2015, and 2014, consolidated statutory net income of the Company’s insurance companies was $23.9 million and $29.3 million, respectively.  Statutory capital and surplus significantly exceeds amounts necessary to satisfy regulatory requirements.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
2016
Net premiums earned	$54,997	$60,045	$69,405	$75,425
Total revenue	$68,960	$75,064	$83,790	$88,570
Losses and loss adjustment expenses	$29,545	$47,025	$43,613	$67,158
Total costs and expenses	$53,562	$73,249	$82,250	$104,590
Net (loss) income attributable to Federated National Holding Company shareholders	$9,535	$991	$1,394	$(12,116)
Net (loss) income per share - basic	$0.69	$0.07	$0.10	$(0.89)

2015
Net premiums earned	$44,786	$49,227	$62,286	$53,721
Total revenue	$54,936	$58,790	$72,599	$63,568
Losses and loss adjustment expenses	$23,949	$23,149	$28,412	$28,843
Total costs and expenses	$40,452	$40,151	$54,974	$49,123
Net income attributable to Federated National Holding Company shareholders	$9,284	$11,734	$10,593	$9,274
Net income per share - basic	$0.68	$0.86	$0.77	$0.67

17. SUBSEQUENT EVENTS

On March 1, 2017, the Company entered into a Reimbursement Contract with the State Board of Administration of Florida (“SBA”) for the 2017 – 2018 hurricane season. The SBA is the agency that administers the FHCF. The Contracts will reimburse FNIC and MNIC for covered property losses under their respective homeowners’ insurance policies resulting from hurricanes that cause damage in the State of Florida, from June 1, 2017 through May 31, 2018.

On March 1, 2017, in connection with the Company’s review of its subsidiaries’ financial condition and capital resources as of the end of the 2016 fiscal year, the Company’s Board of Directors approved $25.0 million of capital to be transferred into FNIC from FNHC to support FNIC’s book of business and regulatory requirements.

On March 10, 2017, our Board of Directors authorized an additional $10 million share buyback program to repurchase shares of common stock through March 8, 2018.  The Company may repurchase shares in open market transactions or under Rule 10b5-1 trading plans from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions.  The Company will fund the share repurchase program with cash from operations.

On March 13, 2017, we announced that the Company’s Board of Directors approved a dividend of $0.08 per share, which will be paid on June 1, 2017 to shareholders on record as of May 1, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Internal Control over Financial Reporting

The Board of Directors and Shareholders

Federated National Holding Company and Subsidiaries

We have audited Federated National Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Federated National Holding Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Federated National Holding Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2016 and 2015, of Federated National Holding Company and subsidiaries and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 16, 2017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the COSO.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee. Our independent registered public accounting firm that audited the consolidated financial statements include in this Form 10-K, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included on page 64 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to our executive officers and directors as of March 14, 2017:

Name	Age	Position with the Company
Michael H. Braun (5)	49	Chief Executive Officer, President,
		Class I Director

Erick A. Fernandez	38	Interim Chief Financial Officer, Treasurer

Bruce F Simberg (2)(3)(4)(5)	68	Chairman of the Board, Class II Director

Jenifer G. Kimbrough (1)(3)(4)	45	Class I Director

Richard W. Wilcox Jr. (1)(3)(4)	75	Lead Director, Class II Director

William G. Stewart (2)(4)	68	Class II Director

Carl Dorf (1)(2)(4)	75	Class III Director

Thomas A. Rogers (3)(4)(5)	65	Class III Director

---------------------------------------

(1)Audit Committee Member

(2)Investment Committee Member

(3)Compensation Committee Member

(4)Nominating Committee Member

(5)Business Development Committee Member

Our Articles of Incorporation provide that our Board of Directors shall consist of three classes of directors, as nearly equal in number as possible, designated Class I, Class II and Class III, and provides that the exact number of directors comprising our Board of Directors will be determined from time to time by resolution adopted by the Board.  At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting are elected for a three-year term.  The current term of the Class I directors terminates on the date of our 2019 annual meeting.  The current term of the Class II directors terminates on the date of our 2018 annual meeting and the current term of the Class III directors terminate as of the date of our 2017 annual meeting.

The following is a brief description of the business experience of each director and executive officer of the Company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, elected to the Board of Directors in December 2005 and served as Chairman of the Board from March 2015 to January 2016.   Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio.  Mr. Braun has also served as President of Federated National Insurance Company (“FNIC”), a subsidiary of the Company, since September 2003, a position that he continues to hold. Previously, he held key management positions within FNIC, responsible for operations, marketing and underwriting.  Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998.  Mr. Braun received a Bachelor’s of Science degree in Business Administration from the State University of New York.  Mr. Braun does not serve on the board of directors of any other SEC reporting company.

Mr. Braun’s nearly 20-year tenure with the Company, together with his substantial experience in all aspects of insurance company operations, including product development, strategy, reinsurance and underwriting, have been critical to the Company’s growth in the Florida homeowners’ insurance market.

Erick A. Fernandez was appointed to serve as the Company’s Interim Chief Financial Officer on June 20, 2016.  Mr. Fernandez joined the Company in January 2016 and was the Company’s Vice President, Corporate Accounting and Reporting, until his appointment as Interim Chief Financial Officer.  Mr. Fernandez brings more than 15 years of experience in accounting, finance, financial reporting and auditing.  Prior to joining the Company, Mr. Fernandez worked for Verizon Communications, Inc. in that company’s Cloud and Datacenter segment as a Senior Director of Financial Planning and Analysis, responsible for strategic planning and finance operations.  From June 2008 to June 2011, Mr. Fernandez held various finance and accounting positions at Terremark Worldwide, Inc., including Senior Director of Accounting and External Reporting, Director of Budgeting and Reporting, and Director of SEC Reporting.  From September 2001 to June 2008, Mr. Fernandez worked for “Big 5” accounting firms, including as an Audit Manager at Ernst & Young LLP from May 2002 to June 2008.  Mr. Fernandez is a Certified Public Accountant and received his Bachelor’s degree in accounting and a Master’s of Business Administration from Florida International University.

Mr. Fernandez was appointed to his position following the resignation on June 20, 2016 by Peter J. Prygelski III from his positions as a director and Chief Financial Officer and Treasurer of the Company to pursue other opportunities.

Bruce F. Simberg rejoined the Board on January 29, 2016, after serving as a director of the Company from January 1998 to March 2015. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy Simberg, P.A. (“Conroy Simberg”), a law firm in Hollywood, Florida, since October 1979.  Mr. Simberg received his Bachelors of Science degree from Emory University and his Juris Doctor from the University of Miami.  Mr. Simberg does not serve on the board of directors of any other SEC reporting company.

Mr. Simberg has significant historical knowledge and understanding of the Company’s development, as well as significant experience in insurance-related and other litigation and risk assessment matters.

Jenifer G. Kimbrough has served as a director of the Company since April 2009.  Ms. Kimbrough serves as Managing Director, Chief Financial Officer at Oakworth Capital Bank since October 2015, prior to which Ms. Kimbrough was the Vice President of Compliance and Audit for Surgical Care Affiliates from March 2010 to October 2015.  Prior to 2010, Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation.  From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP.  Ms. Kimbrough received her certification as a Certified Public Accountant (“CPA”) from the Alabama State Board of Public Accountancy in 1994 and obtained a Bachelor’s of Science degree in Commerce & Business Administration (Accounting) from The University of Alabama in 1993.  Ms. Kimbrough is a member of several professional societies, including: American Woman’s Society of Certified Public Accountants (“AWSCPA”), Alabama State Society of Certified Public Accountants and American Institute of Certified Public Accountants (“AICPA”).  Additionally, she served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA and serves in various volunteer leadership capacities.  Ms. Kimbrough does not serve on the board of directors of any other SEC reporting company.

Ms. Kimbrough brings her significant knowledge in compliance and audit, from both the issuer’s perspective and the auditor’s perspective, to the Company and the Board.

Richard W. Wilcox Jr. has served as a director of the Company since January 2003.  Mr. Wilcox has been in the insurance industry for more than 40 years.  In 1963, Mr. Wilcox purchased an insurance agency that he grew into a business generating $10 million in annual revenue.  In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998.  In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired.  Mr. Wilcox holds CIC designation as a member of the Society of Certified Insurance Counselors.  Mr. Wilcox also holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization.  Mr. Wilcox does not serve on the board of directors of any other SEC reporting company.

Mr. Wilcox’s substantial experience with insurance agency operations, his overall knowledge of the insurance industry, as well as his historical knowledge of the Company, are considered to be valuable expertise for the Board.

William G. Stewart has served as a director of the Company since October 1, 2015. Mr. Stewart has significant experience in administration and investment management. He has served as the Deputy Secretary of Administration for the State of Maryland, Department of Public Safety and Correctional Services, since February 2015.   From 2003 to 2007, Mr. Stewart was an Assistant Secretary for Administration/Business Services and an Acting Deputy Secretary for the State of Maryland, Department of Juvenile Services. He has more than 35 years’ experience in the securities industry, including as a Senior Consultant at Asset Strategy Consultants, an investment management consulting firm, from 2007 to 2015, and as a senior executive officer and registered representative at Mercantile Capital Advisors, Inc. from 2000 to 2002, and at BT Alex. Brown Incorporated and Alex. Brown & Sons Incorporated from 1973 to 1999. Mr. Stewart received a Bachelor of Arts degree from Princeton University and a Masters of Business Administration from the University of Virginia Graduate School of Business Administration.  Mr. Stewart does not serve on the board of directors of any other SEC reporting company.

Mr. Stewart’s significant experience in administration and investment management provides the Board with greater depth of knowledge regarding management of the Company’s investment portfolio.

Carl Dorf has served as a director of the Company since August 2001.  Mr. Dorf has over 40 years of diversified investment experience as a security analyst, portfolio manager, mutual fund manager and hedge fund manager.  He earned the Chartered Financial Analyst (CFA) designation and in the past served as director of the Los Angeles Society of Security Analysts.  Since April 2001, Mr. Dorf has been the principal of Dorf Asset Management, LLC, and is responsible for all investment decisions made by that company.  From January 1991 to February 2001, Mr. Dorf served as the Fund Manager of ING Pilgrim Bank and Thrift Fund.  Prior to his experience at Pilgrim, Mr. Dorf was a principal in Dorf & Associates, an investment management company.  Mr. Dorf has a

Bachelor’s degree in Business Administration, with a minor in accounting, and a Master’s of Business Administration in finance from the Bernard Baruch School of Business and Public Administration, The City College of New York.  Mr. Dorf does not serve on the board of directors of any other SEC reporting company.

The Board believes that Mr. Dorf’s significant knowledge and experience in investments and financial instruments, in addition to his long tenure on the Board, are important additions to the Board.

Thomas A. Rogers has served as a director of the Company since October 1, 2015. Mr. Rogers has more than 40 years’ experience in the reinsurance industry, including 22 years serving in senior executive officer positions with Aon Benfield Inc. until his retirement in 2014 as its Vice Chairman. Prior to Aon Benfield, Mr. Rogers spent 18 years with both reinsurance underwriting and intermediary companies and specialized in the development and management of specialized property and casualty lines. Mr. Rogers received his Bachelors of Science degree from Drexel University.  Mr. Rogers does not serve on the board of directors of any other SEC reporting company.

Mr. Rogers’ significant knowledge of reinsurance underwriting, including day-to-day insurance operations, and in specialized property and casualty lines provides the Board with expertise that is highly relevant to the Company’s current operations and that will be beneficial in connection with possible future expansion of the Company’s business lines.

Corporate Governance Update

The Company has experienced significant growth, both in revenues and market capitalization, in recent years.  The Board of Directors has received feedback from shareholders and others regarding certain provisions of the Company’s articles of incorporation and bylaws, which reflect anti-takeover provisions that were typical when the Company first became publicly traded in 1998 and which have fallen out of favor with investors.  With that feedback in mind, and being cognizant of the Company’s recent growth, the Board of Directors has undertaken a comprehensive review of our Company’s corporate governance, including the Company’s articles of incorporation and bylaws, in order to assure strong Board accountability and effective shareholder rights policies.  This review was done in conjunction with a review by our Compensation Committee of our executive compensation practices, which resulted in significant updates to our executive compensation practices as described more fully below under the caption “Compensation Discussion and Analysis.”  The Board believes that certain of the Company’s current corporate governance practices and provisions of its articles and bylaws are consistent with those of a public company that is a comparable size to the Company and that is in the Company’s industry, and are in the best interests of its shareholders.  Still, the Board agrees that updating of the Company’s corporate governance practices are advisable now and has approved the following actions:

•	The Board added two new independent directors in 2015, with the result that six of the seven Board members are independent.

•	The Board separated the roles of Chairman of the Board and Chief Executive Officer with Bruce F. Simberg’s return to the Board.

•	The Board has amended the Company’s bylaws to implement a majority voting standard for uncontested elections of directors.

•

The Board approved increasing the frequency of the shareholder vote on executive compensation (“say-on-pay”) to occur annually, with which the shareholders concurred in the 2016 say-on-pay frequency vote;

•

The Board proposed and received shareholder approval to amend the Company’s articles and bylaws to reduce the supermajority requirement (66-2/3% of the shares outstanding) to amend certain provisions to a majority of shares outstanding.

•	The Board proposed and received shareholder approval to amend the Company’s articles and bylaws to reduce the percentage of shares required to call a special meeting from 33% to 25%.

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

•	The Board prohibited directors and executive officers from hedging or pledging the Company’s common stock, without exception.

•	The Board adopted corporate governance guidelines, which update, consolidate and memorialize the corporate governance practices followed by the Board and the Company.

The Board believes that these steps are all significant steps forward as the Company continues its growth.

Leadership Structure and Risk Oversight

The Chairman of the Board is elected by the members of the Board and typically presides at all meetings of the Board.  Bruce F. Simberg currently serves as our Chairman, a position he has held since 1998 other than a brief hiatus from March 2015 to January 2016.  Richard W. Wilcox Jr., an independent member of the Board since 2003, served as the Board’s Lead Independent Director during that hiatus and continues to hold that position in recognition of his significant knowledge of the Company’s history, growth and operations.  The responsibilities of the Company’s Chairman of the Board are: (i) presiding at all meetings of the Board (with the Lead Independent Director presiding at meetings where the Chairman is not present), including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serving as a liaison between management and the independent directors, (iii) providing input regarding meeting agendas, time schedules and other information provided to the Board, and (iv) being available for direct communication and consultation with major shareholders, as appropriate, upon request. Our Chairman also has the authority to call meetings of the independent directors. The Chief Executive Officer is currently the only member of management on the Board.

The Company believes that its Board as a whole should encompass a diverse range of talents, skills, perspectives, and experiences, enabling it to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of directors qualify as independent as defined by the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”).  The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be balanced and diverse, and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties.  Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially.  The Board believes that the qualifications of the directors, as set forth in their biographies above provide them with the qualifications and skills to serve as a director of our Company

Board Self-Assessment Process

The Board believes that ongoing self-assessment is important to strengthening its performance and fulfilling its role on behalf of the Company’s shareholders.  To that end, the Board conducts an annual evaluation process that begins by asking each Board member to complete a comprehensive evaluation form that addresses the Board’s overall performance and a self-evaluation of the individual director’s performance. Overall Board performance is evaluated based on, among other things, the conduct of Board meetings, the composition of the Board, the quality of information provided to the Board, Board effectiveness, and access to management.  Individual performance is evaluated to determine, among other things, whether the director continues to be able to devote the necessary time to Board and committee matters, whether the director’s skills are best utilized, and whether the director contributes to Board decision making.  In addition, the Audit Committee conducts an annual evaluation of its performance, including a review of the effectiveness of its processes, the composition of the Committee, the Committee’s interactions with management and the Company’s auditors, and the Committee members’ understanding of the Company’s risks, controls and compliance.  These evaluation forms are reviewed by the Chairman of the Board or the Audit Committee, and by the entire Board or Committee, and are discussed in detail at a Board or Audit Committee meeting, as applicable.

Board Continuing Education

The Company encourages its directors to remain current in corporate governance, compliance and industry topics facing publicly traded insurance companies such as the Company.  In that regard, the Company provides directors with the opportunity to attend seminars and conferences on director education, board leadership, current issues facing the insurance industry generally and the Florida insurance market in particular, governance, risk management and other subjects of interest to Board members and relevant to the Company.  Certain of our directors also obtain significant continuing education relevant to the Company in connection with their professional licenses and certifications in accounting, finance and law.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which have updated, consolidated and memorialized the corporate governance practices followed by the Board and the Company.  Among other things, the guidelines address the following matters relating to the Board and its committees:

•	Director qualifications generally and guidelines on the composition of the Board and its committees;

•	Director responsibilities and the standards for carrying out such responsibilities;

•	Board membership criteria;

•	Board committee requirements;

•	Director compensation;

•	Director access to management and independent advisors;

•	Director orientation and continuing education requirements; and

•	CEO evaluation, management succession and CEO compensation.

The Corporate Governance Guidelines are reviewed at least annually by the Board.

Risk Oversight

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties.  The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting, maintaining effective internal controls over financial reporting, and information security and technology risks. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest.  Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements.  Our Investment Committee oversees the risks related to managing our investment portfolio.  Our Directors Compensation Committee has been responsible for reviewing and recommending our non-employee director compensation plans and arrangements.  The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings, as well as overseeing the development and implementation of strategic initiatives.

Meetings and Committees of the Board of Directors

During 2016, the Board of Directors held 11 regular meetings, seven special meetings and took actions by written consent on four occasions. During 2016, no director attended fewer than 75% of the Board and committee meetings held during this period.  The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting.  Last year, the seven directors that constituted the entire Board at the time attended our annual meeting.

The Board has determined that the following directors continue to be independent pursuant to the Nasdaq Rules applicable to the Company:  Bruce F. Simberg, Carl Dorf, Richard W. Wilcox Jr., Jenifer G. Kimbrough, William G. Stewart and Thomas A. Rogers.

The independent directors of the Board also meet in executive sessions without management present. These sessions, which generally occur at every regularly scheduled Board meeting, are led by the Chairman. Executive sessions allow the independent directors to discuss, among other issues, management performance and compensation.

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees.  These committees, the Audit, Investment, Nominating, Compensation and Business Development committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board.  The Audit, Compensation, Investment and Nominating committees are composed exclusively of independent directors.  The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. Each committee holds regularly scheduled meetings and confers between regularly scheduled meetings as needed.

Charters for the Audit, Compensation and Nominating committees, and the Corporate Governance Guidelines, are available upon the Company’s website at www.fednat.com and are also available in print to any shareholder upon request from our Corporate Secretary.

Audit Committee.  As of December 31, 2016, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chair, Richard W. Wilcox Jr. and Carl Dorf.  Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership.  Ms. Kimbrough, who is a Certified Public Accountant, was designated as a “financial expert” as that term is defined in the applicable rules and regulations of the Exchange Act based on her understanding of U.S. generally accepted accounting principles (“GAAP”) and financial statements; her ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; her experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; her understanding of internal controls and procedures for financial reporting; and her understanding of audit committee functions.  The Audit Committee held four regular meetings in fiscal 2016 and one special meeting.

Pursuant to its written charter, the duties and responsibilities of the Audit Committee include, but are not limited to, (a) the appointment of the independent certified public accountants and any termination of such engagement, (b) reviewing the plan and scope of independent audits, (c) reviewing significant accounting and reporting policies and operating controls, (d) having general responsibility for all related auditing and financial statement matters, and (e) reporting its recommendations and findings to the full Board of Directors.  The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed by the independent accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit.

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

Compensation Committee.  As of December 31, 2016, the Company’s Compensation Committee was composed of Jenifer G. Kimbrough, Bruce F. Simberg, Thomas A. Rogers and Richard W. Wilcox Jr.  Each member is independent as defined by the NASDAQ Rules.  The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers.  Mr. Wilcox serves as the Chairman.  During fiscal 2016, the Compensation Committee held one regular meeting and eight special meetings. For 2017, the members of the Compensation Committee will be Jenifer G. Kimbrough, Thomas A. Rogers and Richard W. Wilcox Jr.

For the 2016 fiscal year, the Compensation Committee engaged the independent executive compensation consulting firm of Meridian Compensation Partners, LLC (“Meridian”) to review the structure and competitiveness of the Company’s executive and director compensation for 2016.  Meridian provides no other services to the Company other than those directly to the Compensation Committee relating to executive and director compensation.  Meridian attends meetings of the Compensation Committee at the request of the committee, meets with the Compensation Committee in executive sessions without the presence of management, and communicates with the Chairman of the Compensation Committee with respect to emerging issues.

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

Nominating Committee.  As of December 31, 2016, the Company’s Nominating Committee was composed of Jenifer G. Kimbrough, Carl Dorf, Richard W. Wilcox Jr., Bruce F. Simberg, Thomas A. Rogers and William G. Stewart.  Each member is independent as defined by the NASDAQ Rules.  During fiscal 2016, the Nominating Committee held two regular meetings. For 2017, the members of the Nominating Committee will be Jenifer G. Kimbrough, Carl Dorf, Richard W. Wilcox Jr., Thomas A. Rogers and William G. Stewart.

In recommending proposed nominees to the full Board, the Nominating Committee is charged with building and maintaining a Board that has an ideal mix of talent and experience to achieve the Company’s business objectives.  In particular, the Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives.  Among the qualifications, qualities and skills of a candidate considered important by the Nominating Committee is a person with strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially.  The Nominating Committee considers diversity, together with these other factors, when evaluating candidates, but does not have a specific policy in place with respect to diversity.

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

Investment Committee.  As of December 31, 2016, the Company’s Investment Committee was composed of Carl Dorf, Bruce F. Simberg and William G. Stewart.  The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement.  Mr. Dorf serves as the Chairman.  During fiscal 2016, the Investment Committee held five regular meetings.

Business Development Committee.  As of December 31, 2016, the Company’s Business Development Committee was composed of Thomas A. Rogers, Michael H. Braun and Bruce F. Simberg.  The Business Development Committee provides advice, oversight and guidance both to management of the Company and to the Board on matters involving the Company’s development of programs and projects, and acquisitions of new technologies or products and other business opportunities of strategic importance to the Company.  Mr. Rogers serves as the Chairman.  During fiscal 2016, the Business Development Committee held four regular meetings.

Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company.  A copy of our Code of Conduct is available on our web site at www.fednat.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2016, our officers, directors and greater than 10% shareholders timely filed all reports required by Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following Compensation Discussion and Analysis describes the components and objectives of the Company’s executive compensation program for fiscal 2016 for our “Named Executive Officers,” describes the process through which the decisions regarding executive compensation have been made, and describes the results of this decision-making process.  Our Named Executive Officers for fiscal 2016 were our Chief Executive Officer and President, our Interim Chief Financial Officer and our former Chief Financial Officer.  The following Compensation Discussion and Analysis reflects the compensation paid to our Named Executive Officers for fiscal 2016 and the Compensation Committee’s decisions with respect to the compensation for fiscal 2017 for the Named Executive Officers.

Philosophy of the Company’s Executive Compensation Programs

The Compensation Committee of the Board is responsible for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and oversees our compensation programs for our Named Executive Officers.  With respect to executive compensation, the Compensation Committee’s primary goals are to attract and retain the most qualified, knowledgeable, dedicated and seasoned executives possible; provide challenging but attainable goals by which to measure performance; reward them for their contributions to the development of the Company’s business; and align the executives’ compensation and incentives with the Company’s performance and the interests of our shareholders.  The Compensation Committee also endeavors, while compensating our Named Executive Officers for their performance, to structure the Company’s compensation programs so as to not encourage unnecessary or excessive risk-taking.  The Compensation Committee believes that crafting incentives so as to not encourage unnecessary or excessive risk taking is especially important in the homeowners’ insurance industry in the Company’s home state of Florida.

The Compensation Committee is committed to ensuring our compensation programs are strongly aligned with the Company’s long-term business strategy. The Committee seeks to continuously and rigorously evaluate its compensation plans to reflect strong governance practices and shareholder feedback.

	What We Do		What We Do Not Do
✓	Established long-term performance-based criteria for the equity awards to our Chief Executive Officer, which for 2017 will constitute 50% of his total incentive award.	x	No change-in-control excise tax gross-ups.
✓	Implemented a clawback policy that allows for the recovery of previously paid incentive compensation in the event of a restatement of our financial statements.	x	No tax gross-ups on perquisites.
✓	Established stock ownership and retention guidelines for our executive officers and directors.	x	No excessive perquisites.
✓	Conducted robust shareholder outreach program in response to our 2016 say-on-pay vote to solicit investor feedback on compensation plan design and disclosure.	x	No hedging or pledging of the Company’s common stock.
✓

Amended our Chief Executive Officer’s employment agreement to require a “double trigger” for the payment of change-in-control payments to him, meaning that payments will not be triggered without a qualifying termination following a change in control, and to provide that his change in control payment would be based on the average of the preceding three years’ actual bonuses earned.

		x	No option repricing without shareholder approval.

The Company’s 2016 Performance

The Company’s financial results for 2016 reflect the impact of several severe weather events and other challenges in the Company’s operating environment, such as the continuing frequency of the assignment of benefits by insureds to third parties.  Nevertheless, the Company achieved significant accomplishments during 2016 that the Company believes will result in increased shareholder value, such as:

•	22.6% increase in gross written premiums to $605.5 million, reflecting market share growth in our homeowners’ and personal automobile lines of business;

•	9.8% increase in Florida homeowners’ policies to approximately 279,000;

•	26.6% increase in total revenue to $316.4 million;

•	$47.6 million increase in gross written premium of our personal automobile line of business to $69.5 million;

•	Continued development of our partnerships to expand the policies we write, including our agreement with Allstate, and our new agreement with GEICO;

•	Increases in the Company’s dividend from $0.05 per share beginning December 1, 2015, to $0.06 per share beginning June 1, 2016 and to $0.08 per share beginning December 1, 2016; and

•	Approval of an average statewide rate increase of 5.6% in effect since August 1, 2016, with another rate increase of 6.5% to be effective August 1, 2017 pending.

Coupled with those accomplishments, however, were the significant increase in losses from multiple weather events, most particularly Hurricane Matthew, which impacted Florida and South Carolina in October 2016, and the inflated costs of handling homeowners’ claims in Florida, primarily as a result of the growth of assignment of benefits by insureds.  The Company anticipates that its approved and pending rate increases should gradually offset the increased costs associated with assignment of benefits claims.  In the fourth quarter of 2016, the Company recorded for Hurricane Matthew $47.0 million of gross claims, which represented a decrease from the initial estimate of $77.5 million, and $21.4 million of claims, net of reinsurance.  The Company also increased its total loss reserves by $30.6 million during the quarter, which increased the Company’s total loss reserves at December 31, 2016 to $158.1 million.  The foregoing resulted in a net loss of $0.2 million or $(0.01) per undiluted share for the year ended December 31. 2016.

Results of Our Evaluations

The following table summarizes the Compensation Committee’s 2016 compensation decisions for our Named Executive Officers, consistent with how the Compensation Committee views total compensation.  The Compensation Committee reached these compensation decisions based on its evaluation of performance relative to the incentive criteria established at the beginning of 2016 as described below.  For comparative purposes, the table also presents 2015 and 2014 compensation decisions for our Named Executive Officers.  While the table below summarizes how the Compensation Committee views compensation, it is not a substitute for the tables and disclosures required by the SEC’s rules, which begin on page 90.  Further detail on how individual pay decisions were made and descriptions of the elements of compensation can be found following this table.

Named Executive Officer	Year	Base Salary Rate	Annual Incentive Awards	Long-term Incentive Awards	Total Compensation
Michael H. Braun, CEO and President	2016	$1,000,000	$0	$0	$1,000,000
	2015	$600,000	$1,200,000	$1,200,000	$3,000,000
	2014	$475,000	$950,000	$1,293,000	$2,693,300
Peter J. Prygelski III, CFO & Treasurer (1)	2016	$325,000	$0	$0	$325,000
	2015	$325,000	$487,500	$243,750	$1,056,250
	2014	$300,000	$450,000	$0	$750,000
Erick A. Fernandez, Interim CFO and Treasurer (2)	2016	$212,000	$30,000	$63,228	$305,228
	2015	$0	$0	$0	$0
	2014	$0	$0	$0	$0

(1)Mr. Prygelski separated from the Company in June 2016.

(2)Mr. Fernandez became the Company’s Interim Chief Financial Officer and Treasurer in June 2016. The annual incentive award for Mr. Fernandez was paid pursuant to a bonus agreement entered into prior to his appointment as the Interim Chief Financial Officer. The long-term incentive award consists of restricted stock vesting over three years that was granted to him also prior to his appointment as Interim Chief Financial Officer.

Shareholder Outreach and “Say-on-Pay”

At our advisory shareholder vote on executive compensation in 2016, our say-on-pay proposal received the affirmative vote of 49.07% of the shares voted on the proposal.  Our directors nominated for re-election at the 2016 annual meeting, Michael H. Braun, Jenifer G. Kimbrough, Bruce F. Simberg, Thomas A. Rogers and William G. Stewart, received votes for re-election from the shares voted at the meeting as shown in the table below.

Director	% of Shares Voted
Michael H. Braun	93.76%
Jenifer G. Kimbrough	92.65%
Bruce F. Simberg	86.22%
Thomas A. Rogers	92.76%
William G. Stewart	93.48%

In response to the 2016 say-on-pay vote, the Compensation Committee has sought and received feedback and guidance from shareholders and others regarding the Company’s executive compensation practices, with a view to better understand and address investor concerns, while continuing to evolve our compensation practices in a way that both meets the Board’s compensation goals and benefits our shareholders.

During the course of our outreach, we contacted all of the Company’s top 30 shareholders, representing approximately 62% of our outstanding common stock. We received responses from and engaged in dialogue with seven of these shareholders, and will continue this outreach process during the months preceding our 2017 annual meeting. We also held discussions with the major proxy advisory firms to learn more about their perspectives and policies.

The Compensation Committee has carefully considered the shareholder feedback and guidance it received and has undertaken a comprehensive review of, and made several positive changes to, our executive compensation program.

What We Heard:

•

The metrics used to determine awards under the short and long-term incentive plans should be different from one another and closely tied to Company performance, and Compensation Committee should minimize discretionary payouts.

•	Our historical reliance on time-based vesting of equity awards should be reduced, with the emphasis instead on performance-based vesting of equity.

•	Awards made under the long-term incentive plan should be granted predominantly in the form of equity, rather than cash.

•	The Company should clearly disclose the performance metrics, goals and weighting that were considered when determining our Named Executive Officers’ incentive compensation payouts.

How We Responded:

•

The Compensation Committee has approved a new formula-based short and long-term incentive plan structure for evaluating our Chief Executive Officer’s performance beginning in 2017, with 50% of his incentive award based on annual goals that reflect the Company’s financial and operating performance on a year-to-year basis, and 50% based on long-term goals that reflect the growth realized by the Company’s shareholders over a more extended horizon.

•	Beginning in 2017, a portion of our Chief Executive Officer’s awards granted under the long-term incentive plan will be granted in the form of performance-based equity.

•	We have substantially revamped and restructured our Compensation Discussion and Analysis to provide a more detailed and transparent presentation of the alignment between pay and performance.

•

We entered into amendments to the employment agreement with our Chief Executive Officer to provide for a “double-trigger” for payment of his change of control bonus and to modify the calculation of that bonus to be based on the average of the Chief Executive Officer’s actual bonuses received for the three years prior to the change of control.

Evaluation Process

The Compensation Committee conducts an annual review of the total compensation of our executive officers, executive compensation, as well as the mix of elements used to compensate our Named Executive Officers. This review is based in part on an analysis of feedback from shareholders and current best practices in executive compensation and in part on a survey of executive compensation paid by various comparable publicly traded property and casualty insurance companies as reported in each company’s proxy statement.  For 2016, our direct peer group encompassed publicly traded companies that compete with us in the Florida homeowners’ insurance market: Heritage Insurance Holdings, Inc. (NYSE:  HRTG), HCI Group, Inc. (NYSE:  HCI), United Insurance

Holdings Corp. (NASDAQ: UIHC) and Universal Insurance Holdings, Inc. (NYSE: UVE).

In addition to the four insurance companies listed above, the Company included the following companies in its peer group for comparison purposes for 2016:

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

– RLI Corp. (NYSE: RLI)

– EMC Insurance Group Inc. (NASDAQ: EMCI)

– Baldwin & Lyons (NASDAQ: BWINB)

– Atlantic American Corp. (NASDAQ: AAME)

These additional peers provide the Compensation Committee with a broader perspective of compensation practices among relevant insurance companies. The Committee assessed the competitiveness of the Company’s compensation program in comparison to the entire peer group, as well as the subset of the Company’s direct peers who are competitors in the Florida homeowners’ insurance market.

For the 2016 fiscal year, the Compensation Committee engaged Meridian Compensation Partners, an independent executive compensation consulting firm, to review the structure and competitiveness of the Company’s executive and director compensation for 2016.  Meridian provided no other services to the Company other than those directly to the Compensation Committee relating to executive and director compensation.  Meridian attended meetings of the Compensation Committee at the request of the committee, met with the Compensation Committee in executive sessions without the presence of management, and communicated with the Chairman of the Compensation Committee with respect to emerging issues.

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

Meridian was provided with information about our Named Executive Officers’ historical compensation and the Company’s financial results, and was provided copies of their employment agreements. Meridian then delivered to the Compensation Committee a detailed report comparing the Company’s current executive compensation program to those comparable companies, together with recommendations for future updates.  The Compensation Committee, on multiple occasions, met with or spoke with a representative of Meridian to review and discuss Meridian’s findings and recommendations.  The Compensation Committee may use the services of Meridian or other consultants in the future to assist it in providing a fair and competitive compensation plan for its executives.

Elements of Compensation

The Compensation Committee has been committed to updating the Company’s executive compensation programs to reflect the Company’s growth and the evolution of best practices, and to reflect the feedback received as a result of our outreach to our largest shareholders.  In that regard, the Compensation Committee approved in 2016 and 2017 a significant revamp of the Company’s compensation practices, in particular the incentive compensation of the Company’s Chief Executive Officer and President.  The Company’s executive compensation programs for its Named Executive Officers consist of elements described below.

Base Salary.  The Compensation Committee annually reviews the base salaries of the Named Executive Officers, and considers a number of factors, such as each Named Executive Officer’s level of responsibility, performance during the prior fiscal year (with respect to specific areas of responsibility and on an overall basis), past and present contributions to and achievement of Company goals, historical compensation levels of the Named Executive Officer, and the Company’s financial condition and results of operations.  The Compensation Committee also considers the median base salary levels for executives in similar positions with similar responsibilities at companies of comparable size in the insurance and financial services industries when reviewing our Named Executive Officers’ base salaries.  That review for 2016 indicated that Mr. Braun’s base salary was below the median for the Company’s peer group and lowest among our direct peer group, while Mr. Prygelski’s salary was approximately at the median of our peer group.  The Compensation Committee reviewed the compensation analysis report prepared by Meridian and, based on the factors described above, the Compensation Committee approved an increase for fiscal 2016 to Mr. Braun’s base salary to $1,000,000 to bring his base salary above the median, while Mr. Prygelski’s base salary of $325,000 remained unchanged.  Following the resignation of Mr. Prygelski and appointment of Mr. Fernandez as the Interim Chief Financial Officer in June 2016, Mr. Fernandez’s base salary was increased to $212,000.  For 2017, both Mr. Braun’s and Mr. Fernandez’s base salaries were unchanged.

Incentive Compensation.  Consistent with the Company’s pay-for-performance philosophy of compensating our Named Executive Officers for the Company’s achievements for the prior year and their roles in those achievements, and reflecting the feedback received from our outreach to our largest shareholders, in 2017 the Compensation Committee completely revamped the incentive compensation of our Chief Executive Officer and President.

For 2017, Mr. Braun will be entitled to receive performance-based incentive compensation, 50% of which will be an annual bonus payable in cash and 50% of which will be a long-term incentive bonus payable in equity, based on the performance metrics and weighting described below.  The total payout for both the annual and long-term bonuses will be based on Mr. Braun’s base salary of $1,000,000 for 2017, at the threshold, target and maximum percentages indicated below:

		Incentive Plan Payout
Annual Incentive Plan(A):		(% Based on 50% of Base Salary)

Performance Metrics	Weight	Threshold	Target	Maximum
Increase in Gross Revenues	33%	100%	175%	250%
Expense Control	33%	100%	175%	250%
EBITDA	33%	100%	175%	250%

		Incentive Plan Payout
Long-Term Incentive Plan:		(% Based on 50% of Base Salary)

Performance Metrics	Weight	Threshold	Target	Maximum
Return on Equity	33%	100%	175%	250%
Increase in Book Value	33%	100%	175%	250%
Relative TSR (3-Year)	33%	100%	175%	250%

(A)	No payouts will be made under the annual incentive plan unless the Company’s 2017 net income is above a minimum threshold determined by the Compensation Committee.

The Compensation Committee believes that the annual financial and operating metrics selected for the annual incentive plan—increase in gross revenues, expense control and EBITDA--appropriately reflect the important measurements of the Company’s results of operations on a year-to-year basis, and provide incentives to grow the Company’s business in a cost-effective way.

The metrics selected by the Compensation Committee for the long-term incentive plan—return on equity (“ROE”), increase in book value, and relative shareholder return (“Relative TSR”)—are appropriate measures of the Company’s success over a longer time horizon, with particular emphasis on the measurements that are meaningful to the Company’s shareholders and relevant to the Company’s long-term business strategy.  The ROE and increase in book value metrics will be measured over successive one-year performance periods, and the equity granted will vest 1/3 annually beginning one year after the grant date.  The Relative TSR metric will be measured over a three-year performance period, and the equity granted will cliff vest at the end of the three-year performance period based on the Company’s performance relative to the primary peer group of Florida homeowners’ insurers.  For the Relative TSR metric, the Compensation Committee determined that the most appropriate comparison of the Company’s performance would be to the Company’s direct peer group of Florida homeowners’ insurers because of the unique competitive aspects of the Florida homeowners’ insurance market and because external factors such as hurricanes would likely impact all of the members of the direct peer group in a more consistent way.

The Compensation Committee established the minimum, target and maximum percentages of base salary taking into account that Mr. Braun will receive no increase in base salary for 2017.

The incentive compensation plan structure approved for 2017 is a significant departure from the incentive compensation plan structure approved by the Compensation Committee for 2016.  For 2016, Mr. Braun was entitled to receive annual and long-term awards as follows:

Performance Metrics	Weight	2016 Results
Pre-tax income	45%	$2.7 million
ROE	45%	(5.38)%
Executive-specific goals	10%	As determined by the Compensation Committee

The annual and long-term awards would be based on a percentage of base salary and paid 50% in cash and 50% in the Company’s common stock.  Of the equity portion, 75% would time vest over five years and 25% would be granted with performance vesting criteria that will be evaluated over three years.  The executive-specific goals for Mr. Braun included increasing the Company’s market share in Florida, expanding the Company’s marketing relationships, and expanding the Company’s product lines The Compensation Committee determined that, although the Company had achieved significant accomplishments during 2016, as described above under “The Company’s 2016 Performance,” the Company’s results did not meet the goals established and therefore Mr. Braun would not be awarded any bonus for 2016.

Erick A. Fernandez, our Interim Chief Financial Officer, received for 2016 a bonus of $30,000 pursuant to a bonus agreement entered into with him when he joined the Company.

Our 2012 Stock Incentive Plan, which was adopted by the Board of Directors and approved by our shareholders in 2012, authorizes us to grant a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares to officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries.  Awards may be granted singly, in combination, or in tandem.  Our Compensation Committee is the administrator of the equity plans.  The Compensation Committee reviews and approves equity awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, and retention considerations, as well as a review of the individual’s existing share and option holdings.  Equity grants have been made at the discretion of the Compensation Committee and/or executive management members, who have been granted limited authority by the Compensation Committee.  To date, only restricted stock has been granted under the 2012 Stock Incentive Plan. The Board has adopted a policy prohibiting repricing of stock options and prohibiting cash buyouts of underwater options, and intends to propose amendments to the 2012 Plan implementing these policies for approval by the Company’s shareholders.

Other Employee Benefit Plans.  Our employees, including our Named Executive Officers, are entitled to various employee benefits. These benefits include medical and dental care plans; flexible benefit accounts; life, accidental death and dismemberment and disability insurance; a 401(k) plan; and paid vacation.

Under our 401(k) plan, the Company matches 100% of the first 6% of participant elective contributions and, from time to time, the Board of Directors approves an additional discretionary profit sharing contribution.  No additional contribution was approved for 2016. The Board of Directors currently intends to review the Company’s financial results annually to determine whether to approve a discretionary profit sharing contribution in any future years.

Other Compensation.  At the present time, we do not offer pension benefits or, except as described above, other forms of deferred compensation plans.  The Compensation Committee periodically reviews the overall employment packages and benefits offered to the Company’s Name Executive Officers.  As part of that review, Mr. Braun’s employment agreement with the Company was amended in February 2017 to eliminate the 100% coverage of his health insurance premiums, with his reimbursement to be the same as the Company’s other senior management.  The Compensation Committee believes that the benefits and perquisites offered to the Named Executive Officers are currently set at competitive levels for comparable companies, requiring no further changes at this time.  The Compensation Committee may, however, at its discretion, modify or increase the Named Executive Officers’ executive benefits and perquisites, if it deems it appropriate or advisable.

Clawback Policy.  In 2016, the Board adopted a clawback policy applicable to our Named Executive Officers and other current or former executive officers of the Company.  Pursuant to this policy, the Company will have the right, in appropriate circumstances as determined by the Board in its sole discretion, to seek to recover all or any part of the cash or equity incentive-based compensation granted to our Named Executive Officers or such other executive officers during the three fiscal years preceding the date on which the Company is required to prepare an accounting restatement to correct a material error, if the restatement is required because of a knowing violation of SEC rules and regulations, GAAP, other applicable legal or regulatory requirements, or Company policy by a Named Executive Officer or such other executive officer.  Incentive-based compensation subject to the policy includes any cash or equity compensation granted, earned or vested based wholly or in part on the attainment of a financial reporting measure.  Financial reporting measures include measures that are based on accounting principles used in preparing the Company’s financial statements, measures that are derived from information in the Company’s financial statements, and stock price and total shareholder return.  The Board will have the discretion to forgo such recovery if it determines that seeking such recovery would be unreasonable or not in the Company’s best interests.

Stock Ownership and Retention Guidelines.  The Board also approved in 2016 stock ownership guidelines applicable to our Named Executive Officers.  Under these guidelines, our Chief Executive Officer is required to hold shares of the Company’s common stock with a value of at least six times his annual salary rate, and our Chief Financial Officer is required to hold shares with a value of at least three times his annual salary rate.  The guidelines further provide that the Named Executive Officers should achieve the guideline amounts within five years of becoming subject to the policy and, until the guideline amounts are achieved, the Named Executive Officers must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes.  The Board also prohibited hedging or pledging the Company’s common stock, without exception.

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

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s SEC filings, including its proxy statement for the 2017 Annual Meeting of Shareholders.

Respectfully Submitted

March 15, 2017

/s/ Richard W. Wilcox Jr., Chairman

/s/ Jenifer G. Kimbrough

/s/ Thomas A. Rogers

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation earned by, awarded to or paid to our Chief Executive Officer and President, our Interim Chief Financial Officer, and our former Chief Financial Officer, for the fiscal years ended December 31, 2016, 2015 and 2014.  We refer to these officers as our Named Executive Officers in other parts of this Form 10-K.  We currently do not have any other employees of the Company designated as executive officers.

									Non-Equity	Nonqualified
									Incentive Plan	Deferred	All Other
Name and Principal								Option	Compensation	Compensation	Compensation
Position	Year	Salary	Bonus (1)		Stock Awards (1)			Awards	(2)	Earnings	(3)	Total
Michael H. Braun	2016	$993,846	$—			$—		—	$—	—	$36,492	$1,030,338
Chief Executive Officer,	2015	$617,308	$1,200,000			$600,000	(4)	—	$600,000	—	$48,466	$3,065,774
President	2014	$469,231	$—	(5)		$4,703,100	(6)	—	$—	—	$34,883	$5,207,214
Peter J. Prygelski III	2016	$325,000	$—			$1,164,529	(10)	—	$—	—	$36,418	$1,525,947
Former Chief Financial Officer,	2015	$336,346	$487,500			$243,750	(4)	—	$—	—	$51,358	$1,118,954
Treasurer (7)	2014	$297,638	$175,000			$658,700	(8)	—	$—	—	$39,572	$1,170,910
Erick A. Fernandez	2016	$180,846	$40,000		$			—	$—	—	$8,131	$218,977
Interim Chief Financial Officer,	2015	$—	$—			$—		—	$—	—	$—	$—
Treasurer (9)	2014	$—	$—			$—		—	$—	—	$—	$—

(1)

Reflects cash bonuses earned by the Named Executive Officer for the applicable fiscal year but that were paid in the following fiscal year.  The amounts shown for the bonuses and stock awards in 2014 were updated to reflect the amounts awarded for that year but that were paid in the following fiscal year, and to remove amounts paid in that year that were awarded for the prior year.

(2)	Reflects cash awarded to the Named Executive Officer as long-term incentive compensation for the applicable fiscal year but that was paid in the following fiscal year.
(3)	See table "All Other Compensation" below for an itemized disclosure of this element of compensation.
(4)

The nominal amounts remaining after calculation of awards as restricted stock which was based on the fair market value on the grant date of March 10, 2016, which was $19.16 per share, was paid in cash.

(5)

Mr. Braun elected to receive 100% of his 2014 performance award, which was paid in 2015, as restricted stock.  The nominal amounts remaining after calculation of his award as restricted stock, based on the fair market value on the grant dates of March 10, 2015 and May 5, 2015, which were $28.79 and $25.86 per share, respectively, were paid in cash.

(6)

Includes the 2014 performance awards referenced in Note (5) above and grants made on September 9, 2014 and December 9, 2014, which were awarded to bring his total compensation more in line with the Company’s direct peer group, vest over a five-year period and were based on the fair market values of $25.58 and $26.18, respectively, per share on the grant dates.

(7)	Mr. Prygelski terminated his employment with the Company on June 20, 2016. The amounts shown include $168,750 paid to Mr. Prygelski in 2016 pursuant to his severance agreement.
(8)

Reflects a portion of his 2014 performance award, which was paid in 2015, paid in cash and the remaining portion paid in shares of restricted stock. The nominal amount remaining after calculation of his award as restricted stock which was based on the fair market value on the grant date of March 10, 2015, which was $28.79 per share, was paid in cash.  Also includes a grant in 2014 to bring his total compensation more in line with the Company’s direct peer group.  All unvested shares held by him were vested upon his separation from the Company in June 2016.

(9)	Mr. Fernandez was appointed Interim Chief Financial Officer effective June 20, 2016.
(10)	Includes grant date fair value and/or incremental fair value of restricted stock for which vesting was accelerated upon his separation from the Company.

ALL OTHER COMPENSATION

							All Other
				Club Member	Insurance	Contribution to	Compensation
Name	Year	Auto		Fees	Benefits (1)	401(k) Plan (2)	Total
Michael H. Braun	2016	$3,817	(3)	$--	$11,261	$20,015	$35,093
	2015	$7,614		$--	$10,407	$19,930	$48,466
	2014	$7,998		$--	$9,385	$17,500	$34,883
Peter J. Prygelski III	2016	$2,885		$617	$12,901	$20,015	$36,418
	2015	$6,231		$9,239	$7,883	$19,930	$51,358
	2014	$6,000		$9,228	$6,844	$17,500	$39,572
Erick A. Fernandez	2016	$--		$--	$--	$8,131	$8,131
	2015	$--		$--	$--	$--	$--
	2014	$--		$--	$--	$--	$--

(1)	Represents premiums for medical insurance.
(2)	Represents matching contributions and a discretionary profit contribution made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.
(3)	Mr. Braun’s automobile allowance was eliminated in July 2016 and payment of 100% of his health insurance premiums was eliminated effective January 1, 2017.

Employment Agreements

Michael H. Braun, Chief Executive Officer and President.  We entered into a second amended and restated employment agreement with Michael H. Braun effective as of January 18, 2012, which amended and restated Mr. Braun’s prior employment agreement. In connection with the organization of Monarch National Insurance Company (“Monarch Insurance”) in 2015, the Company's Board of Directors approved an amendment to his employment agreement to extend the term of his employment agreement to four years from the date of the amendment with automatic extensions so that at all times the balance of the term is not less than two years unless sooner terminated as provided in the employment agreement. Under his agreement, Mr. Braun’s annual salary, which may be increased at any time during the term of the agreement, was increased to $1,000,000 effective January 1, 2016.  Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors.  It also contains customary confidentiality and non-solicitation provisions.  Mr. Braun’s agreement was further amended in 2016 to eliminate a car allowance as a perquisite and to modify the definition of “Good Reason” so that the payments due to him following a “Change in Control” under the agreement will be payable only upon a “double-trigger” and in February 2017 to eliminate his full reimbursement for health insurance and to modify the calculation of his Change of Control bonus, as described below.

Mr. Braun is entitled to receive certain payments upon the termination of employment under certain circumstances as set forth in his agreement, as amended.  If his employment is terminated by us without Cause (as defined in his agreement), we must make a lump sum payment to the executive equal to two years' base salary (the “Termination Severance”). In addition, all unvested stock options and any other equity awards held by him will become vested.  If Mr. Braun’s employment with us is terminated for Cause or as a result of his death or disability, he will be entitled to his base salary prorated through the date of the termination and any benefits due him as may be provided under the applicable plan, program or arrangement.

The agreement also provides for payments to him if he is employed by us on the date on which a Change of Control occurs.  Under the agreements, a “Change of Control” will be deemed to have occurred if: (i) any person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the owner or beneficial owner of our securities having 50% or more of the combined voting power of our then-outstanding securities that may be voted for the election of our directors (other than as a result of an issuance of securities initiated by us, or open market purchases approved by our Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), or (ii) the persons who were our directors before such transactions shall cease to constitute a majority of our Board, or any successor to us, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions.  If, following a Change in Control, Mr. Braun’s employment is terminated by us (or any successor or subsidiary) without Cause or by the executive for Good Reason (as defined in his agreement), we will make a lump sum payment to the executive in an amount equal to two times the sum of his base salary immediately preceding the Change of Control plus the average of his actual bonus for the three fiscal years immediately preceding the Change of Control (the "Change of Control Severance").  Additionally, all unvested stock options and any other equity awards held by him will become vested and the Company will continue to provide Mr. Braun (and his family) with medical insurance for a period of two years after the date of such termination of employment at no cost and on the same terms and conditions as in effect on the date on which such termination of employment occurs.

If Mr. Braun is terminated by us without Cause prior to a Change of Control, and a Change of Control occurs within six months following such termination, then in addition to the Termination Severance described above, he will be entitled to an additional lump sum payment in an amount equal to (i) the Change of Control Severance, less (ii) the Termination Severance.

As a condition to Mr. Braun’s entitlement to receive the base salary amounts and equity award acceleration referenced above, he is bound by the terms of an agreement that sets forth certain restrictive covenants.  Pursuant to the non-competition provisions of this agreement, as amended, he is prohibited from working in the insurance industry in any territories where the Company has been doing business for a period of two years from the date on which he terminates employment with the Company for any reason (other than without cause).  For a period of two years after his employment is terminated, he is also prohibited from soliciting, for himself or for any third person, any employees or former employees of the Company, unless the employees have not been employed by the Company for a period in excess of six months, and from disclosing any confidential information that he learned about the Company during his employment. In connection with the organization of Monarch Insurance in 2015, the Company's Board of Directors approved an amendment to his Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated as of August 5, 2013 (the "Restrictive Covenant Agreement") to permit him to hold his positions with Monarch Insurance and its parent companies (the “Monarch Entities”) while remaining employed by the Company. Mr. Braun's Restrictive Covenant Agreement was further amended to permit him to continue to hold his positions with the Monarch Entities if he is terminated without cause by the Company.

Erick A. Fernandez, Interim Chief Financial Officer.  Mr. Fernandez is not currently a party to an employment agreement with the Company.  In connection with his joining the Company in January 2016, Mr. Fernandez and the Company entered into a Bonus Agreement dated as of January 11, 2016 (the “Bonus Agreement”) and a Change of Control Agreement dated as of May 2, 2016 (the “Change of Control Agreement”).  The Bonus Agreement provides for a bonus payable to Mr. Fernandez on a quarterly basis equal to 0.060% of net income as reported in the Company’s Form 10-Q, with a minimum bonus for 2016 of $40,000.  The Change of Control Agreement provides for payments to Mr. Fernandez if he is employed by us on the date on which a Change of Control (as defined above) occurs. If, during the one-year period following a Change in Control, Mr. Fernandez’s employment is terminated by us without Cause or by Mr. Fernandez for Good Reason (each as defined in the Change of Control Agreement), he will be entitled to receive a lump sum payment equal to one year of his base salary in effect immediately prior to the Change of Control.

Peter J. Prygelski III, Former Chief Financial Officer.  Mr. Prygelski resigned his positions as Chief Financial Officer and Treasurer of the Company on June 20, 2016 and therefore the employment-related provisions of his Second Amended and Restated Employment Agreement dated effective as of January 18, 2012 were deemed terminated as of that date. The confidentiality, non-competition and non-solicitation provisions remain in effect.  In connection with his resignation, the Company agreed to pay him cash severance equal to two years’ base salary, or $650,000, payable bi-weekly over two years, and accelerated the vesting of approximately 66,500 unvested restricted shares.

Equity-Based Compensation

Grants of Plan Based Awards. The following table provides information regarding restricted stock granted to our Named Executive Officers during 2016 under the Company’s Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”).

		All Other Equity Awards		Exercise or Base	Grant Date Fair
		/ Number of Securities		Price of Equity	Value of
Name	Grant Date	Underlying Options		Awards	Equity Awards (1)
Michael H. Braun	3/10/2016	31,315	(2)	$19.16	$599,995
Peter J. Prygelski III	3/10/2016	12,721	(2)	$19.16	$243,734
Erick A. Fernandez	3/10/2016	3,300	(3)	$19.16	$63,228

(1)

This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.    Assumptions used in the calculation of this amount are included in Footnote 14 to the Company’s audited financial statements for fiscal year ended December 31, 2016.

(2)	Shares granted in 2016 for incentive awards based on 2015 performance.
(3)	Shares granted to Mr. Fernandez upon his employment with the Company and prior to his appointment as Interim Chief Financial Officer.

Stock Incentive Plan. Our 2012 Plan is administered by the Compensation Committee.  The objectives of the 2012 Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2012 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant. In addition, both incentive stock options and non-statutory stock options were granted under our 2002 stock option plan.  This plan has expired, although as of December 31, 2016, 79,484 options remain outstanding under the 2002 plan.

Shares Available for Issuance. As of December 31, 2016, 367,071 shares were remaining available to be awarded under the 2012 Plan. As of December 31, 2016, all shares of common stock authorized for issuance upon exercise of options granted under the 2002 plan have been issued or are issuable upon exercise of outstanding options.  The shares to be delivered pursuant to awards will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding options or awards that expire or are cancelled. If shares covered by an option or award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2012 Plan.

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

Policy on Repricing and Cash Buyouts of Underwater Options.  The Board has adopted a policy prohibiting repricing of stock options and prohibiting cash buyouts of underwater options, and intends to propose amendments to the 2012 Plan implementing these policies for approval by the Company’s shareholders

Adjustments in Our Capital Structure. The number and kind of shares available for grants under our 2012 Plans and any outstanding awards under the plans, as well as the exercise price of outstanding options or awards, will be subject to adjustment by the Compensation Committee in the event of any merger, consolidation, reorganization, stock split, stock dividend or other event causing a capital adjustment affecting the number of outstanding shares of common stock.  In the event of a business combination or in the event of a sale of all or substantially all of our assets, the committee may cash out some or all of the unexercised, vested options or awards under the plan, or allow some or all of the options or awards to remain outstanding, subject to certain conditions. Unless otherwise provided in individual option agreements, the vesting of outstanding options or awards will not accelerate in connection with a business combination or in the event of a sale of all or substantially all of our assets.

Administration. The Compensation Committee has full discretionary authority to determine all matters relating to awards granted under the 2012 Plan, including the persons eligible to receive awards, the number of shares subject to each award, the exercise price of each option or award, if applicable, any vesting schedule, any acceleration of the vesting schedule and any extension of the exercise period. The committee has granted limited authority to executive management members to grant awards to eligible individuals.

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

Outstanding Equity Awards at Fiscal Year-End. The following table summarizes the equity awards held by our Chief Executive Officer and President and our Interim Chief Financial Officer, as of December 31, 2016.

	Stock Option Awards				Restricted Stock Awards
							Number of	Market or
							Unearned	Payout Value of
	Number of	Number of				Market Value	Shares, Units	Unearned
	Securities	Securities			Shares	of Shares	or Other	Shares, Units or
	Underlying	Underlying	Option	Option	That	That Have	Rights That	Other Rights
	Exercisable	Unexercisable	Exercise	Expiration	Have Not	Not Vested	Have Not	That Have
Name	Options (#)	Options (#)	Price ($)	Date	Vested (#)	($)(1)	Vested	Not Vested
Michael H. Braun					40,000	$747,600	—	—	(2)
					14,666	$274,108	—	—	(3)
					27,000	$504,630	—	—	(4)
					30,000	$560,700	—	—	(5)
					21,998	$411,143	—	—	(6)
					40,000	$747,600	—	—	(7)
					31,315	$585,227	—	—	(8)
Erick A. Fernandez					3,300	$61,677	—	—	(8)

(1)	Based on the market value per share of $29.56 on December 31, 2016.
(2)	Restricted stock vested as to 25% on December 31, 2016, the remaining 50% vest as follows:

25% on 8/5/2017 and 25% on 8/5 2018.

(3)	Restricted stock vested as to 66 2/3% on December 31, 2016, the remaining 33 1/3% vests on 3/4/2017.
(4)	Restricted stock vested as to 40% on December 31, 2016, the remaining 60% vest as follows:

20% on 9/9/2017, 20% on 9/9/2018 and 20% on 9/9/2019.

(5)	Restricted stock vested as to 40% on December 31, 2016, the remaining 60% vest as follows:

20% on 12/9/2017, 20% on 12/9/2018 and 20% on 12/9/2019.

(6)	Restricted stock vested as to 33 1/3% on December 31, 2016, the remaining 66 2/3% vest as follows:

33 1/3% on 3/10/2017 and 33 1/3% on 3/10/2018.

(7)	Restricted stock vested as to 20% on December 31, 2016, the remaining 80% vest as follows:

20% on 5/5/2017, 20% on 5/5/2018, 20% on 5/5/2019 and 20% on 5/5/20

(8)	Restricted stock vests as follows: 33 1/3% on 3/10/2017, 33 1/3% on 3/10/2018 and 33 1/3% on 3/10/2019..

Option Exercises and Stock Vested. The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested during calendar year 2016 by our Chief Executive Officer, our former Chief Financial Officer, and our Interim Chief Financial Officer.

	Stock Option Awards		Restricted Stock Awards
	Shares acquired	Value Realized on	Shares Acquired on	Value Realized on
Name	on Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Michael H. Braun	15,000	$204,461	—	—
	10,000	$156,133	—	—
	15,000	$209,500	—	—
	—	—	8,333	$201,075
	—	—	20,000	$370,200
	—	—	14,665	$353,866
	—	—	9,000	$159,840
	—	—	10,000	$187,300
	—	—	10,999	$210,741
	—	—	10,000	$216,300
Peter J. Prygelski III	15,000	$204,461	—	—
	10,000	$156,133	—	—
Erick A. Fernandez	—	—	—	—

Compensation of Directors

Cash Compensation.  The Company’s policy is that only our non-employee directors receive annual cash compensation and reimbursement of actual out-of-pocket expenses in connection with their service on the Board.  Members of our Board of Directors who are also executive officers do not receive additional compensation for service on the Board.  During 2016, the non-employee directors received an annual retainer of $75,000, payable in quarterly installments in January, April, and July and October.  We had five non-employee directors until January 20, 2016, when Mr. Simberg re-joined the Board, bringing the total number of non-employee directors to six.

The Company does not currently pay per-meeting fees, but does pay to the non-employee chairperson of certain of the Board committees an additional annual fee for serving as chair.  These annual fees are:  Chairman of the Board, $40,000; chairperson of the Audit Committee, $20,000; chairperson of the Investment Committee, $17,500; chairperson of the Compensation Committee, $15,000; and chairperson of Business Development Committee, $15,000.  Richard W. Wilcox Jr. also received a fee of $20,000 as the Lead Director during 2016, and did not receive any compensation for serving as the chairperson of the Compensation Committee. These annual chair fees are also payable in quarterly installments in January, April, and July and October.

For 2017, the Board approved a 5% increase in the annual retainer and chair fees,  reflecting the impact of the Company’s growth, strategic initiatives and operating environment on the Board’s workload.

Equity Compensation.  In addition to the cash annual retainers and chair fees, our non-employee directors receive compensation for their service in the form of grants of restricted stock.  The Board believes that providing a substantial portion of the non-employee directors’ total compensation in the form of equity aligns the directors’ compensation with the interests of the Company’s shareholders.  For 2016, each non-employee director received a grant of $70,000 in shares of restricted stock that vests over three years.

The Board requested in 2015 that Meridian conduct a review of the Board’s compensation of its non-employee directors.  Meridian evaluated the Company’s outside director compensation relative to the peer group used for its evaluation of the Company’s executive compensation.  This evaluation demonstrated that the Company’s outside director compensation was competitive with its peer group and, therefore, no changes were made for 2016.

Cash compensation paid to, and the dollar value of equity awards granted to, our non-employee directors in 2016 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY

		Equity			Non-Qualified
	Fees Earned	(Restricted	Stock	Non-Equity	Deferred
	or Paid in	Stock)	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards (1)	Awards (1)	Compensation	Earnings	Compensation	Total
Carl Dorf	$92,500	$69,991	—	—	—	—	$162,491
Jenifer G. Kimbrough	$95,000	$69,991	—	—	—	—	$164,991
Thomas A. Rogers	$86,250	$169,988	—	—	—	—	$256,238
Bruce F. Simberg	$110,055 (2)	$69,991	—	—	—	—	$180,046
William G. Stewart	$75,000	$169,988	—	—	—	—	$244,988
Richard W. Wilcox Jr.	$95,000	$69,991	—	—	—	$396 (3)	$165,387

(1)	The following table provides certain additional information concerning the outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2016.
(2)

Mr. Simberg resigned from the Board of Directors in March 2015 for personal reasons, becoming a consultant to the Company for which he earned consulting fees, and rejoined the Board in January 2016.  This amount includes his director’s fees paid to him during 2016 and his consulting fees for the first few weeks of 2016.

(3)	Includes the fair value of events attended by Mr. Wilcox in 2016,

	Total Stock
	Option/Equity Awards		Stock Option / Equity
	Outstanding at 2016		Awards Granted	Grant Date Fair Value of
	Fiscal Year End		During Fiscal Year	Equity Awards Granted
Name	(Shares)		2016 (Shares)	During Fiscal Year 2016 ($)
Carl Dorf	37,089	(a)	3,653	$69,991	(b)
Jenifer G. Kimbrough	27,089	(c)	3,653	$69,991	(b)
Thomas A. Rogers	8,872	(d)	8,872	$169,988	(b)
Bruce F. Simberg	3,653	(e)	3,653	$69,991	(b)
William G. Stewart	8,872	(d)	8,872	$169,988	(b)
Richard W. Wilcox Jr.	12,089	(f)	3,653	$69,991	(b)

(a)

Includes 10,000 fully vested options granted on 8/22/2011 with an exercise price of $2.45,and an expiration date of 8/22/2021; 15,000 fully vested options granted on 4/6/2012 with an exercise price of $4.40 and an expiration date of 4/6/2022; 6,000 shares of restricted stock which began vesting at 20% per year on September 9, 2015; 695 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2016 and 2,435 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2017.

(b)	Based on the market value of $19.16 on March 10, 2016.

(c)Includes 15,000 fully vested options granted on 4/6/2012 with an exercise price of $4.40 and an expiration date of 4/6/2022; 6,000 shares of restricted stock which began vesting at 20% per year on September 9, 2015; 695 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2016 and 2,435 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2017.

(d)Includes 2,436 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2017 and 4,176 shares of restricted stock which began vesting at 20% per year on March 10, 2017.

(e)Includes 2,435 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2017.

(f)Includes 6,000 shares of restricted stock which began vesting at 20% per year on September 9,2015; 695 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2016 and 2,435 shares of restricted stock which began vesting at 33 1/3% per year on March 10, 2017.

In March 2016, the Board granted to each of Mr. Rogers and Mr. Stewart $100,000 in shares of restricted stock that vest over five years in consideration of their joining the Board.  All of the non-employee directors also received an annual grant of $70,000 in shares of restricted stock in March 2016 that vests over three years.

Director Stock Ownership and Retention Guidelines.  The Board approved stock ownership and retention guidelines applicable to our directors.  Under these guidelines, our outside, non-employee directors are each required to hold shares of the Company’s common stock with a value of at least four times the annual retainer.  The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of share withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board.  All of our directors except for two new Board members are in compliance with these guidelines.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 13, 2017, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our Named Executive Officers, (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

	Number of Shares	Percent of
	Beneficially	Class
Name and Address of Beneficial Owner	Owned	Outstanding (1)
Bruce F. Simberg (2)	499,018	3.60%
Michael H. Braun (3)	458,490	3.31%
Richard W. Wilcox Jr. (4)	186,129	1.34%
Carl Dorf (5)	175,142	1.26%
Jenifer G. Kimbrough (6)	33,914	*
Thomas A. Rogers (7)	8,872	*
William G. Stewart (8)	8,872	*
Erick A. Fernandez (9)	3,300	*

All directors and executive officers as a group (eight persons) (10)	1,373,737	9.89%

5% or greater holders:
Lenox Capital Management, Inc. (11)	1,023,323	7.39%
322 Alana Drive
New Lenox, Il 60451

BlackRock, Inc. (12)	955,850	6.90%
55 East 52nd Street
New York, NY 10022

Dimensional Fund Advisors LP (13)	825,137	5.96%
Building One
6300 Bee Cave Road
Austin, TX 78746

Renaissance Technologies Holdings Corporation	703,655	5.08%
Renaissance Technologies LLC (14)
800 Third Avenue

*     Less than 1%.

(1)	Based on 13,853,574 shares outstanding as of March 13, 2017.

(2)	Includes 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017.

(3)

Includes 40,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 27,000 shares of restricted stock, 20% of which began vesting each year beginning on September 9, 2015, 30,000 shares of restricted stock, 20% of which began vesting each year beginning on December 9, 2015, 10,999 shares of restricted stock, 33 1/3% of which began vesting each year beginning on March 10, 2016, 40,000 shares of restricted stock, of which vest over five years beginning on May 5, 2016, and 25,052 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017.

(4)

Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 6,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 695 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016 and 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 .

(5)

Includes 63,491 shares of common stock held by Dorf Trust, 59,624 shares of common stock held by Carl Dorf Rollover IRA, 6,000 shares of restricted stock, 20% of which began vesting each year beginning on September 9, 2015, 695 shares of restricted stock, 33 1/3% of which began vesting each year beginning on March 10, 2016, 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 25,000 shares of common stock issuable upon the exercise of vested stock options held by Mr. Dorf.

(6)

Includes 1,110 shares of common stock held in Ms. Kimbrough’s IRA, 6,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 695 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2016, 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 15,000 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(7)	Includes 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 4,176 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017.

(8)	Includes 2,435 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017 and 4,176 shares of restricted stock, 20% of which vest each year beginning on March 10, 2017.

(9)	Includes 2,200 shares of restricted stock, 33 1/3% of which vest each year beginning on March 10, 2017

(10)

Includes 40,000 shares of restricted stock, which began vesting over five years beginning on August 5, 2014, 45,000 shares of restricted stock, 20% of which vest each year beginning on September 9, 2015, 30,000 shares of restricted stock, 20% of which vest each year beginning on December 9, 2015, 13,084 shares of restricted stock, of which 33 1/3% vest each year beginning on March 10, 2016, 40,000 shares of restricted stock, which begin vesting over five years beginning on May 5, 2015, 37,227 shares of restricted stock 33 1/3% of which vest each year beginning on March 10, 2017, 8,352 shares of restricted stock 20% of which will vest beginning March 10, 2017 and 40,000 shares of common stock issuable upon the exercise of vested stock options.

(11)	This information is based on a Schedule 13G filed with the SEC on June 28, 2016

(12)	This information is based on an Amendment No. 2 to the Schedule 13G filed with the SEC on January 24, 2017

(13)	This information is based on an Amendment No. 7 to the Schedule 13G filed with the SEC on February 9, 2017

(14)	This information is based on a Schedule 13G filed with the SEC on February 14, 2017

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENENCE

Family Relationships

There are no family relationships between or among our current executive officers and directors.

Related Transactions

The following is a summary of transactions during 2015 and 2016 between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

Bruce F. Simberg, our Chairman of the Board, is a partner of the Fort Lauderdale, Florida law firm of Conroy Simberg, which specializes in insurance defense and coverage matters. The Company paid legal fees to Conroy Simberg for services rendered in the amount of $26,286 and $72,198 in 2015 and 2016, respectively. We believe that the fees charged for services provided by Conroy Simberg are on terms at least as favorable as those that we could secure from a non-affiliated law firm.  The firm has handled only a limited number of matters for the Company.  Mr. Simberg has not been personally involved in any of the legal matters handled by the firm for the Company and he received de minimis direct personal benefit from the fees paid to the firm by the Company.   The matters handled by the firm for the Company as of December 31, 2016 have been completed or are in the process of being completed, and the Company does not at this time anticipate retaining the firm for future matters.

During 2015 and 2016, Michael H. Braun, the Company’s Chief Executive Officer and President, received the compensation described in "Executive Compensation" above.  Mr. Braun’s brother received salary compensation of $148,917 for his services in 2015 as Vice President of Accounting and Finance and in 2016 as Director of Budgeting and Forecasting, respectively.  We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors are independent pursuant to the Nasdaq Rules applicable to the Company:  Bruce F. Simberg, Carl Dorf, Richard W. Wilcox Jr., Jenifer G. Kimbrough, Thomas A. Rogers and William G. Stewart.   In making the independence determination with respect to Mr. Simberg, the Board considered that the fees paid by the Company in connection with the legal services provided by Conroy Simberg during the past three fiscal years did not exceed the amounts set forth in Nasdaq Rule 5605(a)(2)(D) and, therefore, the Board has determined that Mr. Simberg qualifies as an independent director under Nasdaq Rule 5605(a)(2).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has approved the engagement of Ernst & Young LLP (“E&Y”) as the Company's independent registered public accounting firm to perform the audit of the Company’s consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting for the fiscal year ended December 31, 2016.  The dismissal of Goldstein Schechter Koch, P.A. ("GSK"), the Company’s prior auditing firm, became effective upon the completion of the 2015 second quarter review by GSK.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by E&Y.  The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees.  The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee.  All services rendered to us by GSK and E&Y in 2016 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2016 fiscal year, E&Y, as successor to GSK, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee.  All professional services rendered by E&Y and GSK during the fiscal year ended December 31, 2016 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by E&Y and GSK for fiscal 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit Fees (1)	$882,522	$1,299,760	(2)
Audit-Related Fees (4)	22,055	6,425	(3)
Tax fees (5)	205,820	—
All other fees (6)	—	—
Total	$1,110,397	$1,306,185

(1)   Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)   Represent $0.9 million for fees billed by E&Y and $0.4 million for fees billed by GSK.

(3)   Represent fees billed by GSK

(4)   Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(5)   Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning.  These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

(6)   All other fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.

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

Date: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 16, 2017
Michael H. Braun	(Principal Executive Officer)

/s/ Erick A. Fernandez	Interim Chief Financial Officer	March 16, 2017
Erick A. Fernandez	(Principal Financial and Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 16, 2017
Bruce F. Simberg

/s/ Carl Dorf	Director	March 16, 2017
Carl Dorf

/s/ Jenifer G. Kimbrough	Director	March 16, 2017
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 16, 2017
Thomas A. Rogers

/s/ William G. Stewart	Director	March 16, 2017
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 16, 2017
Richard W. Wilcox, Jr.

Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS	(in thousands)
Investments in subsidiaries	$283,669	$282,504
Investments securities, available-for-sale, at fair value	31,750	25,649
Cash and cash equivalents	7,786	2,397
Deferred income taxes, net	—	485
Income taxes receivable	9,811	10,471
Other assets	2,030	1,506
Total assets	$335,046	$323,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to subsidiaries	$93,653	$70,079
Deferred income taxes, net	1,642	—
Other liabilities	1,895	2,174
Total liabilities	97,190	72,253

Preferred stock	—	—
Common stock	134	138
Additional paid-in capital	136,779	131,998
Accumulated other comprehensive income	1,941	3,985
Retained earnings	80,275	96,461
Total shareholders’ equity attributable Federated National Holding Company shareholders	219,129	232,582
Noncontrolling interest	18,727	18,177
Total shareholders’ equity	237,856	250,759
Total liabilities and shareholders’ equity	$335,046	$323,012

See accompanying note to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Earnings

FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue:
Management fees	$2,492	$2,489	$2,387
Net investment income	623	609	417
Equity in income of consolidated subsidiaries	9,480	71,905	61,653
Total revenue	12,595	75,003	64,457

Costs and expenses:
General and administrative expenses	9,862	9,810	7,150
Total costs and expenses	9,862	9,810	7,150

Income before income taxes	2,733	65,193	57,307
Income taxes	2,683	24,753	20,108
Net income	50	40,440	37,199
Net income (loss) attributable to noncontrolling interest	246	(445)	—

Net (loss) income attributable to Federated National Holding Company shareholders	$(196)	$40,885	$37,199

See accompanying note to condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (continued)

Condensed Statements of Cash Flows

FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flow from operating activities:
Net income	$50	$40,440	$37,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of consolidated subsidiaries	(9,480)	(71,905)	(61,653)
Depreciation and amortization	73	64	92
Share-based compensation	4,420	4,527	2,140
Changes in operating assets and liabilities:
Deferred income taxes, net of other comprehensive (loss) income	2,127	(153)	674
Income taxes receivable, net	2,978	24,352	16,521
Capital contribution payable	—	(18,501)	2,501
Due to subsidiaries	23,574	6,430	(2,069)
Other, net	3,786	2,057	4,460
Net cash provided by (used in) operating activities	27,528	(12,689)	(135)

Cash flow from investing activities:
Capital contributions to consolidated subsidiaries, net	—	(32,743)	(18,501)
Sales, maturities and redemptions of investments securities	76,928	38,612	22,414
Purchases of investment securities	(83,724)	(21,354)	(36,949)
Purchases from property and equipment	(299)	(113)	(391)
Net cash used in investing activities	(7,095)	(15,598)	(33,427)
Cash flow from financing activities:
Noncontrolling interest equity investment	—	18,743	—
Tax benefit related to share-based compensation	589	1,564	480
Issuance of common stock for share-based awards	361	171	1,555
Issuance of common stock in public offering	—	—	43,109
Purchases of FNHC common stock	(11,317)	—	—
Dividends paid	(4,677)	(1,847)	(1,672)
Net cash (used in) provided by financing activities	(15,044)	18,631	43,472
Net (decrease) increase in cash and cash equivalents	5,389	(9,656)	9,910
Cash and cash equivalents at beginning of period	2,397	12,053	2,143
Cash and cash equivalents at end of period	$7,786	$2,397	$12,053

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

Certain amounts in prior year’s condensed financial statements have been reclassified to conform to the 2016 presentation.

Schedule V – Valuation and Qualifying Accounts

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2016	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$
	Allowance for uncollectible premiums receivable	$302	$(219)	$(28)	$55
2015	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$148	$192	$(38)	$302
2014	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$143	$45	$(40)	$148

Schedule VI – Supplemental Information Concerning Insurance Operations

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

		At December 31,			For the Year Ended December 31,

			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim
	Line of	Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Business	Costs	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(in thousands)
2016	Property and Casualty Insurance	$38,962	$158,110	$294,022	$259,872	$9,063	$174,795	$12,546	$75,850	$160,154	$319,499
2015	Property and Casualty Insurance	$15,547	$97,340	$253,960	$210,020	$7,226	$113,819	$(9,466)	$37,276	$82,445	$225,254
2014	Property and Casualty Insurance	$13,610	$78,330	$192,424	$170,905	$5,385	$79,932	$1,104	$27,474	$71,803	$175,158

EXHIBIT INDEX

Exhibit	Description

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

10.30	Bonus Agreement dated as of January 11, 2016 between Federated National Holding Company and Erick Fernandez.+*

10.31	Change of Control Agreement dated as of May 2, 2016 between Federated National Holding Company and Erick Fernandez.+*

21.1	Subsidiaries of the Company *

23.1	Consent of Goldstein, Schechter, Koch, P.A. Independent Certified Public Accountants *

23.2	Consent of Ernst & Young LLP Independent Certified Public Accountants *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

101.INS-XBRL Instance Document. **
101.SCH-XBRL Taxonomy Extension Schema Document. **
101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document. **
101.LAB-XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document. **

________________________

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