Form 10-Q
period 2017-03-31
FEDERATED NATIONAL HOLDING CO
filed 2017-05-10
CIK 1069996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 8, 2017, the registrant had 13,838,737 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $375,189 and
$376,644, respectively)	$375,970	$374,756
Debt securities, held-to-maturity, at amortized cost	5,488	5,551
Equity securities, available-for-sale, at fair value (cost of $37,750 and $24,163, respectively)	44,003	29,375
Total investments (including $29,269 and $28,704 related to the VIE, respectively)	425,461	409,682

Cash and cash equivalents (including $14,199 and $15,668 related to the VIE, respectively)	80,495	74,593
Prepaid reinsurance premiums	112,457	156,932
Premiums receivable, net of allowance of $70 and $55, respectively
(including $864 and $1,584 related to the VIE, respectively)	59,116	54,854
Reinsurance recoverable, net	50,453	48,530
Deferred acquisition costs	39,306	38,962
Income taxes receivable	5,748	13,871
Property and equipment, net	4,243	4,194
Other assets (including $1,507 and $1,910 related to the VIE, respectively)	10,885	11,509
TOTAL ASSETS	$788,164	$813,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$154,337	$158,110
Unearned premiums	292,095	294,022
Reinsurance payable	54,431	79,154
Debt from consolidated variable interest entity	4,914	4,909
Deferred income taxes, net	3,462	1,433
Other liabilities	37,890	37,643
Total liabilities	547,129	575,271
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized;
13,441,130 and 13,473,120 shares issued and outstanding, respectively	134	134
Additional paid-in capital	137,446	136,779
Accumulated other comprehensive income	4,226	1,941
Retained earnings	80,495	80,275
Total shareholders’ equity attributable to Federated National Holding Company shareholders	222,301	219,129
Noncontrolling interest	18,734	18,727
Total shareholders’ equity	241,035	237,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$788,164	$813,127

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Net premiums earned	$78,493	$54,997
Net investment income	2,318	2,040
Net realized investment (losses) gains	(105)	927
Direct written policy fees	5,085	4,202
Other income	7,132	6,794
Total revenue	92,923	68,960

Costs and expenses:
Losses and loss adjustment expenses	50,831	29,545
Commissions and other underwriting expenses	32,279	19,852
General and administrative expenses	4,619	4,081
Interest expense	84	84
Total costs and expenses	87,813	53,562

Income before income taxes	5,110	15,398
Income taxes	1,938	5,795
Net income	3,172	9,603
Net income attributable to noncontrolling interest	27	68
Net income attributable to Federated National
Holding Company shareholders	$3,145	$9,535

Net income per share attributable to Federated National
Holding Company shareholders:
Basic	$0.23	$0.69
Diluted	$0.23	$0.68

Weighted average number of shares of common stock
outstanding:
Basic	13,432	13,826
Diluted	13,559	14,044

Dividends declared per share of common stock	$0.08	$0.05

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$3,172	$9,603
Change in net unrealized gains on investments,
available-for-sale	3,710	4,084
Comprehensive income before income taxes	6,882	13,687

Income tax expense related to items of other
comprehensive income	(1,445)	(1,544)
Comprehensive income	5,437	12,143

Less: comprehensive income attributable to
noncontrolling interest	7	226
Comprehensive income attributable to Federated National
Holding Company shareholders	$5,430	$11,917

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2016	$—	13,473,120	$134	$136,779	$1,941	$80,275	$219,129	$18,727	$237,856
Net income	—	—	—	—	—	3,145	3,145	27	3,172
Other comprehensive income (loss)	—	—	—	—	2,285	—	2,285	(20)	2,265
Dividends declared	—	—	—	—	—	(1,050)	(1,050)	—	(1,050)
Shares issued under share-
based compensation plans	—	71,495	—	1	—	—	1	—	1
Repurchases of common stock	—	(103,485)	—	(1)	—	(1,875)	(1,876)	—	(1,876)
Share-based compensation	—	—	—	667	—	—	667	—	667
Balance as of March 31, 2017	$—	13,441,130	$134	$137,446	$4,226	$80,495	$222,301	$18,734	$241,035

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash flow from operating activities:
Net income	$3,172	$9,603
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses (gains)	105	(927)
Amortization of investment premium or discount, net	1,209	1,313
Depreciation and amortization	270	187
Share-based compensation	667	926
Tax impact related to share-based compensation	(50)	—
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	44,475	26,224
Premiums receivable, net	(4,262)	(9,638)
Reinsurance recoverable, net	(1,923)	(5,210)
Deferred acquisition costs	(344)	(217)
Income taxes receivable, net	8,123	1,274
Loss and loss adjustment expense reserves	(3,773)	4,275
Unearned premiums	(1,927)	7,925
Reinsurance payable	(24,723)	(18,570)
Deferred income taxes, net of other comprehensive income	1,862	1,729
Other, net	864	1,809
Net cash provided by operating activities	23,745	20,703
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	142,132	72,669
Purchases of investment securities	(156,736)	(70,933)
Purchases of property and equipment	(314)	(523)
Net cash (used in) provided by investing activities	(14,918)	1,213
Cash flow from financing activities:
Tax impact related to share-based compensation	-	246
Purchases of FNHC common stock	(1,876)	(1,077)
Issuance of common stock for share-based awards	1	4
Dividends paid	(1,050)	(1,565)
Net cash used in financing activities	(2,925)	(2,392)
Net increase in cash and cash equivalents	5,902	19,524
Cash and cash equivalents at beginning of period	74,593	53,038
Cash and cash equivalents at end of period	$80,495	$72,562

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(6,675)	$2,300
Non-cash investing and finance activities:
Accrued dividends payable	$1,052	$854

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

Significant Customer

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners’ premiums we underwrote in the three months ended March 31, 2017 and 2016, 23.8% and 23.5%, respectively, were from Allstate’s network of Florida agents.

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

This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K, as amended (the “2016 Form 10-K”).

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2017.

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

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted these amendments effective January 1, 2017, resulting in $0.1 million of discrete income tax deficiencies reflected as a component of the income tax provision on the Consolidated Statements of Operations. Additionally, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $0.1 million decrease in cash provided by operating activities for the three months ended March 31, 2017. Further, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 18,447 shares in the first quarter of 2017.

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

As part of our implementation process, we have gained an understanding of the new standard and performed an analysis to identify accounting policies that may need to change and additional disclosures that will be required. While we continue to evaluate the impact of the provisions of this accounting standard update, only a portion of our revenues are impacted by this guidance because the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. As a result, we expect the timing of our revenue recognition for most of our revenue streams to generally remain the same. Our evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, and identifying and determining the accounting for any related contract costs. We have not yet quantified the impact, if any, to our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. The effect of adopting this guidance will be principally affected by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of income and comprehensive income. Refer to Note 4 for the current status of such unrealized gains and losses levels that are currently recognized as other comprehensive income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). Upon the effective date, ASU 2016-02 will supersede the current lease guidance in Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. All of our leases are classified as operating leases under current lease accounting guidance. This guidance will require us to add our operating leases to the balance sheet. We do not expect this standard will have a material effect on our financial statements due to the recognition of new ROU assets and lease liabilities on our balance sheets for our operating leases. We expect to elect all of the standard’s available practical expedients on adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment model. Additionally, the standard will require enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are in the early stages of evaluating the effects the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method  investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this accounting standard update effective January 1, 2018. The provisions of this update will not have a material impact on our consolidated statements of cash flows.

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$37,790	$37,605	$—	$75,395
Obligations of states and political subdivisions	—	86,974	—	86,974
Corporate	—	198,047	—	198,047
International	—	15,554	—	15,554
	37,790	338,180	—	375,970

Equity securities	44,003	—	—	44,003

Total investments	$81,793	$338,180	$—	$419,973

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities:
United States government obligations and authorities	$36,560	$25,645	$—	$62,205
Obligations of states and political subdivisions	—	151,183	—	151,183
Corporate	—	149,505	—	149,505
International	—	11,863	—	11,863
	36,560	338,196	—	374,756

Equity securities	28,960	415	—	29,375

Total investments	$65,520	$338,611	$—	$404,131

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

Corporate and International: In determining the fair value for corporate securities we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.

We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity.

4. INVESTMENTS

Unrealized Gains and Losses

The following table details the difference between amortized cost or cost and estimated fair value, by major investment category, at March 31, 2017 and at December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
March 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$75,618	$315	$538	$75,395
Obligations of states and political subdivisions	86,997	488	511	86,974
Corporate	197,041	1,723	717	198,047
International	15,533	115	94	15,554
	375,189	2,641	1,860	375,970

Debt securities - held-to-maturity:
United States government obligations and authorities	4,162	21	100	4,083
Corporate	1,261	22	1	1,282
International	65	1	—	66
	5,488	44	101	5,431
Equity securities	37,750	6,839	586	44,003
Total investments	$418,427	$9,524	$2,547	$425,404

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$62,881	$177	$853	$62,205
Obligations of states and political subdivisions	152,823	427	2,067	151,183
Corporate	149,053	1,347	895	149,505
International	11,887	95	119	11,863
	376,644	2,046	3,934	374,756

Debt securities - held-to-maturity:
United States government obligations and authorities	4,163	22	118	4,067
Corporate	1,317	20	2	1,335
International	71	—	—	71
	5,551	42	120	5,473
Equity securities	24,163	5,500	288	29,375
Total investments	$406,358	$7,588	$4,342	$409,604

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Gross realized gains:
Debt securities	$570	$1,304
Equity securities	560	738
Total gross realized gains	1,130	2,042

Gross realized losses:
Debt securities	(1,092)	(540)
Equity securities	(143)	(575)
Total gross realized losses	(1,235)	(1,115)
Net realized (losses) gains on investments	$(105)	$927

During the three months ended March 31, 2017 and 2016, the proceeds from sales of available-for-sale investment securities were $111.5 million and $66.7 million, respectively.

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of March 31, 2017 and December 31, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$34,393	$34,469	$46,189	$46,231
Over one through five years	177,620	178,374	177,982	177,899
Over five through ten years	161,961	161,955	150,557	148,783
Over ten years	1,215	1,172	1,916	1,843
	375,189	375,970	376,644	374,756
Debt securities, held-to-maturity:
One year or less	184	185	170	170
Over one through five years	1,763	1,795	1,719	1,750
Over five through ten years	3,541	3,451	3,662	3,553
	5,488	5,431	5,551	5,473
Total	$380,677	$381,401	$382,195	$380,229

Net Investment Income

The following table summarizes the Company’s net investment income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Interest income	$2,169	$1,853
Dividends income	149	187
Net investment income	$2,318	$2,040

Aging of Gross Unrealized Losses

As of March 31, 2017 and December 31, 2016, gross unrealized losses and related fair values for available-for-sale debt securities and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$33,711	$535	$106	$3	$33,817	$538
Obligations of states and political subdivisions	37,406	511	-	-	37,406	511
Corporate	65,054	702	1,779	15	66,833	717
International	6,214	94	5	-	6,219	94
	142,385	1,842	1,890	18	144,275	1,860

Equity securities	6,727	416	832	170	7,559	586

Total investments	$149,112	$2,258	$2,722	$188	$151,834	$2,446

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$45,255	$850	$111	$3	$45,366	$853
Obligations of states and political subdivisions	103,724	2,066	1,007	1	104,731	2,067
Corporate	59,970	864	2,427	31	62,397	895
International	5,925	119	5	-	5,930	119
	214,874	3,899	3,550	35	218,424	3,934

Equity securities	4,701	253	434	35	5,135	288

Total investments	$219,575	$4,152	$3,984	$70	$223,559	$4,222

As of March 31, 2017, the Company held a total of 573 debt and equity securities that were in an unrealized loss position, of which 23 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2016, the Company held a total of 1,132 debt and equity securities that were in an unrealized loss position, of which 36 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

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

During the Company’s quarterly evaluation of its securities for impairment, there were no material OTTI losses identified in our investments in debt and equity securities during the three months ended March 31, 2017 and 2016, respectively.

Collateral Deposits

As of March 31, 2017, investments with fair values of approximately $10.6 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

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

FNIC’s 2015-2016 catastrophe reinsurance program, which ran either from June 1 to May 31 or from July 1 to June 30, consists of the Florida Hurricane Catastrophe Fund (“FHCF”), excess of loss treaties placed with the private market and a 40%  property quota-share program. The property quota-share reinsurance is a form of proportional reinsurance that provides coverage for the homeowners’

property lines in Florida. The FHCF treaty affords coverage for hurricane losses sustained in Florida and represents only a portion of the reinsurance coverage in Florida.

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

FNIC’s 2016-2017 reinsurance programs, costing approximately $179.5 million, include approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Texas, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could be as low as $8.0 million. The maximum pre-tax retention of $18.45 million for Florida represents 7.63% of the Company’s shareholders’ equity as of March 31, 2017.

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

On July 1, 2016, the 30% property quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 30% of its unearned premiums and losses. The reinsurers will remain liable for 30% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

The Company’s private passenger automobile quota share treaties are typically one-year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede approximately 75% of all written premiums entered into by the Company.

Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled $2.6 million as of March 31, 2017 and as of December 31, 2016.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following table presents reinsurance recoverables as reflected in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(in thousands)
Reinsurance recoverable on paid losses	$14,572	$7,451
Reinsurance recoverable on unpaid losses	35,881	41,079
Reinsurance recoverable, net	$50,453	$48,530

Premiums Written and Earned

The following table presents premiums written and earned for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net premiums written:
Direct	$146,051	$136,025
Ceded	(27,304)	(43,570)
	$118,747	$92,455
Net premiums earned:
Direct	$147,978	$128,100
Ceded	(69,485)	(73,103)
	$78,493	$54,997

6.  LOSS AND LOSS ADJUSTMENT EXPENSE (“LAE”) RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, consideration for anticipated subrogation recoveries that will offset future loss payments, anticipated future claim development and incurred but not yet reported (“IBNR”).

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Gross reserves, beginning of period	$158,110	$97,340
Less: reinsurance recoverable (1)	(41,079)	(7,496)
Net reserves, beginning of period	117,031	89,844

Incurred loss, net of reinsurance, related to:
Current year	50,674	30,093
Prior years	157	(548)
Total incurred loss and LAE, net of reinsurance	50,831	29,545

Paid loss, net of reinsurance, related to:
Current year	15,461	9,221
Prior years	33,945	19,710
Total paid loss and LAE, net of reinsurance	49,406	28,931

Net reserves, end of period	118,456	90,458
Plus: reinsurance recoverable (1)	35,881	11,157
Gross reserves, end of period	$154,337	$101,615

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the three months ended March 31, 2017, the Company experienced unfavorable loss and LAE reserve development of $0.2 million.

The favorable development in the first quarter of 2016 is primarily a result of continued favorable loss experience (mostly caused by decreased severity in reported claims) in the Company’s all other peril homeowners coverage caused in part by the absence of severe weather events in the state of Florida. Specifically, we had experienced better severity than expected on the 2014 and 2013 accident years.

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

8.  INCOME TAXES

The provision for income tax expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Federal:
Current	$1,114	$3,544
Deferred	527	1,439
Federal income tax expense	1,641	4,983
State:
Current	219	276
Deferred	78	536
State income tax expense	297	812
Total income tax expense	$1,938	$5,795

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Computed expected tax expense provision, at federal rate	$1,789	$5,389
State tax, net of federal tax benefit	97	534
Other	52	(128)
Total income tax expense	$1,938	$5,795

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. As of March 31, 2017, no open tax years are under examination by the IRS or any material state and local jurisdictions.

The Company adopted ASU 2016-09 in the first quarter of 2017 which requires the recognition of excess tax benefits and tax deficiencies within income tax (benefit) expense in the Consolidated Statements of Operations (see Note 2). The Company elected to apply this change in presentation prospectively from the beginning of fiscal year 2017, thus prior periods have not been adjusted. This adoption resulted in the recognition of $0.1 million of excess tax deficiencies recorded within income tax expense for the three months ended March 31, 2017. This change could create volatility in the Company's effective tax rate in future periods. During the three months ended March 31, 2016, excess tax benefits were recorded in shareholders’ equity within the Consolidated Balance Sheets instead of income tax expense within the Consolidated Statements of Operations.

As of March 31, 2017 and December 31, 2016, there are no uncertain tax positions.

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

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association (“AAA”) alleging a breach of the Co-Existence Agreement.  On November 29, 2016, the U.S. District Court for the Southern District of Florida granted Mutual’s motion to compel arbitration of the Company’s declaratory judgment action for non-infringement of a trademark.   On February 3, 2017, the AAA granted the Company’s motion to terminate the arbitration for lack of jurisdiction based upon Mutual’s failure to comply with the Co-Existence Agreement’s regarding the selection of an arbitrator. An arbitrator has been selected. The Company nevertheless intends to vigorously defend against Mutual’s allegations, although there can be no assurances as to the outcome of this matter.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages. Initial motions, including the Company’s motion for preliminary (temporary) injunctive relief and Prygelski’s motion to dismiss and compel arbitration, were heard by the court and are pending; accordingly, there can be no assurances as to the outcome of this matter. The Company has not recognized a gain contingency in the financial statements as of March 31, 2017.

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

Leases

FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 9 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2016 Form 10-K.

10. SHAREHOLDERS’ EQUITY

Common Stock Repurchases

In November 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 1, 2017. In March 2017, our Board of Directors authorized an additional $10.0 million share buyback program to repurchase shares of common stock through March 31, 2018. This program may be modified, suspended or terminated by us at any time without notice. Common stock repurchases are conducted in the open market or under Rule 10b5-1 trading plans from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors.

Pursuant to our Board of Directors’ authorizations, the Company repurchased 103,485 shares of its common stock at a total cost of $1.9 million, which is a weighted average price per share of $18.18, during the three months ended March 31, 2017.  As of March 31, 2017, the remaining availability for future repurchases of our common stock was $9.5 million.

Subsequent Event

As of this date, the Company has repurchased an additional 292,961 shares of its common stock at a total cost of $4.7 million, which is a weighted average price per share of $16.07. The remaining availability for future repurchases of our common stock is  $4.8 million.

Share-Based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Restricted stock	$667	$680
Stock options	—	—
Total share-based compensation expense	$667	$680

Intrinsic value of options exercised	$65	$193
Fair value of restricted stock vested	$13,499	$12,358

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2017 to March 31, 2017 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2017	79,484	$3.70
Granted	—	$—
Exercised	(400)	$3.59
Cancelled	—	$—
Outstanding at March 31, 2017	79,084	$3.70

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by employees. The accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance‑based awards with graded vesting. Certain cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. This value is recognized as expense over the service period using the straight‑line recognition method.

During the first quarter of 2017 and 2016, the Board of Directors granted 96,454 and 128,472 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

The following table summarizes RSA activity during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	337,203	$19.69
Granted	96,454	$18.24
Vested	(71,095)	$18.99
Cancelled	(1,570)	$20.75
Outstanding at March 31, 2017	360,992	$19.43

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$3,323	$(1,199)	$2,124	$6,111	$(2,247)	$3,864
Other comprehensive income before reclassifications	3,540	(1,380)	2,160	5,570	(2,103)	3,467
Reclassification adjustment for realized losses (gains) included
in net income	170	(65)	105	(1,486)	559	(927)
	3,710	(1,445)	2,265	4,084	(1,544)	2,540
Accumulated other comprehensive income, end of period	$7,033	$(2,644)	$4,389	$10,195	$(3,791)	$6,404

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock awards during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

The computations of diluted EPS available to our shareholders do not include approximately 0.1 million stock options and RSAs for the three months ended March 31, 2017, and 0.2 million stock options and RSAs for the three months ended March 31, 2016, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Net income attributable to Federated National Holding
Company shareholders	$3,145	$9,535
Weighted average number of common shares outstanding -
basic	13,432	13,826
Net income per share - basic	$0.23	$0.69

Weighted average number of common shares outstanding -
basic	13,432	13,826
Dilutive effect of stock compensation plans	127	218
Weighted average number of common shares outstanding -
diluted	13,559	14,044
Net income per share - diluted	$0.23	$0.68

Dividends per share	$0.08	$0.05

Dividends Declared

In March 2017, our Board of Directors declared a $0.08 per common share dividend payable June 1, 2017 to shareholders of record on May 1, 2017.

12. VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Investments
Debt securities, available for sale, at amortized cost	$28,062	$27,100
Equity securities, available-for-sale, at fair value	1,207	1,604
Total investments	29,269	28,704
Cash and cash equivalents	14,199	15,668
Reinsurance recoverable	349	—
Prepaid reinsurance premiums	538	1,070
Premiums receivable, net	864	1,584
Other assets	1,507	1,910
Total assets	$46,726	$48,936

LIABILITIES
Loss and loss adjustment expense reserves	$1,621	$1,659
Unearned premiums	6,499	8,406
Reinsurance payable	850	863
Debt	4,914	4,909
Other liabilities	682	1,026
Total liabilities	$14,566	$16,863

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC,” “Company,” “we,” “us” and “our” refer to Federated National Holding Company and its consolidated subsidiaries.

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

Our wholly-owned insurance subsidiary is Federated National Insurance Company (“FNIC”), which is licensed as an admitted carrier in Florida, Texas, Georgia, Alabama, Louisiana and South Carolina. We also serve as managing general agent for Monarch National Insurance Company (“MNIC”), which was founded in 2015 through the joint venture described below, and is licensed as an admitted carrier in Florida. An admitted carrier is an insurance company that has received a license from the state department of insurance giving the Company the authority to write specific lines of insurance in that state. These companies are also bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices, including fraud. Admitted carriers are also required to financially contribute to the state guarantee fund, which is used to pay for losses if an insurance carrier becomes insolvent or unable to pay the losses due to their policyholders.

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

•	The Company’s Chief Executive Officer and Chief Financial Officer hold their respective positions with Monarch Entities while they remain employed by the Company.

The Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 280,397 and 252,975 at March 31, 2017 and 2016, respectively.

Our homeowners’ insurance products provide maximum dwelling coverage in the amount of approximately $4.0 million, with the aggregate maximum policy limit being approximately $6.0 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We review these subject limits on an annual basis. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation. In 2016, FNIC applied for and was approved by the Florida OIR for a rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on August 1, 2016. MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on April 15, 2016. As of the date of this Report, the Company has applied with the Florida OIR for a 2017 rate increase of 6.5% for FNIC for Florida homeowners’ insurance policies.  These rate changes are currently awaiting approval from the Florida OIR and are subject to change based on their assessment. We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

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

See the discussion in Item 1: “Business” in our 2016 Form 10-K for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR is currently performing a regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015. To date, we are not aware of any material findings by the Florida OIR in connection with this examination.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

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

The following table summarizes our unaudited results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	% Change	2016
	(in thousands)
Revenue:
Gross premiums written	$146,051	7.4%	$136,025
Gross premiums earned	147,978	15.5%	128,100
Ceded premiums	(69,485)	(4.9)%	(73,103)
Net premiums earned	78,493	42.7%	54,997
Net investment income	2,318	13.6%	2,040
Net realized investment (losses) gains	(105)	(111.3)%	927
Direct written policy fees	5,085	21.0%	4,202
Other income	7,132	5.0%	6,794
Total revenue	92,923	34.7%	68,960

Costs and expenses:
Losses and loss adjustment expenses	50,831	72.0%	29,545
Commissions and other underwriting expenses	32,279	62.6%	19,852
General and administrative expenses	4,619	13.2%	4,081
Interest expense	84	—%	84
Total costs and expenses	87,813	63.9%	53,562

Income before income taxes	5,110	(66.8)%	15,398
Income taxes	1,938	(66.6)%	5,795
Net income	3,172	(67.0)%	9,603
Net income attributable to noncontrolling interest	27	(60.3)%	68
Net income attributable to FNHC shareholders	$3,145	(67.0)%	$9,535

Ratios to net premiums earned:
Net loss ratio (1)	64.8%		53.7%
Net expense ratio (2)	47.0%		43.5%
Net combined ratio (3)	111.8%		97.2%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

Revenue

Total revenue for the three months ended March 31, 2017 of $92.9 million increased $24.0 million, or 34.7%, compared to total revenue of $69.0 million in the same three-month period of 2016, due primarily to higher earned premiums as described below.

Gross Premiums Written

The following table represents the gross premiums written breakout for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross premiums written:	(in thousands)
Homeowners/Fire Florida	$110,853	$107,625
Homeowners/Fire non-Florida	10,368	7,042
Personal automobile	19,291	15,689
Commercial general liability	3,296	3,751
Federal flood	2,243	1,918
Total gross premiums written	$146,051	$136,025

Gross written premiums increased $10.1 million, or 7.4%, to $146.1 million for the three months ended March 31, 2017, compared with $136.0 million for the same period last year. The increase predominantly reflects market share growth in our homeowners’ and personal automobile lines of business. Homeowners’ gross written premiums increased $6.5 million, or 5.7%, to $121.2 million for the three months ended March 31, 2017, compared with $114.7 million for the same three-month period last year. This increase is also reflected in the increase in our homeowners’ in-force policy count to 280,379 as of March 31, 2017, compared with 252,975 as of March 31, 2016.  Gross written premiums for our personal automobile line of business increased by $3.6 million to $19.3 million for the year three months ended March 31, 2017, compared to $15.7 million in the prior year period. These increases reflect management’s strategy to continue to grow market share in Florida as well as expand operations outside of Florida with the growth in our property and personal automobile lines of business. With the expansion into areas outside of Florida, we are able to continue to leverage our personnel and, at the same time, diversify our insurance risk.

Gross Premiums Earned

The following table represents the gross premiums earned breakout for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross premiums earned:	(in thousands)
Homeowners/Fire Florida	$117,543	$107,548
Homeowners/Fire non-Florida	9,101	5,854
Personal automobile	15,647	9,133
Commercial general liability	3,194	3,477
Federal flood	2,493	2,088
Total gross premiums earned	$147,978	$128,100

Gross premiums earned increased $19.9 million, or 15.5%, to $148.0 million for the three months ended March 31, 2017, compared with $128.1 million for the same period last year, driven by higher gross written premiums as described above.

Ceded Premiums Earned

Ceded premiums earned decreased by $3.6 million, or 4.9%, to $69.5 million for the three months ended March 31, 2017, compared with $73.1 million in the same three-month period last year. This decrease was driven by lower ceded premiums in the first quarter of 2017 as compared to the same period in 2016 and is due to the expiration of the 30% Florida-only property quota share treaty, which ended on July 1, 2016.  The effect of this expiration was partially offset by additional excess-of-loss reinsurance costs purchased for the 2016-2017 reinsurance programs, which became effective on June 1, 2016 and July 1, 2016.

Net Investment Income

Net investment income increased 13.6% to $2.3 million during the three months ended March 31, 2017, compared to $2.0 million during the three months ended March 31, 2016.  This increase was primarily driven by growth in our fixed income portfolio.  For the first quarter of 2017, the average balance of our fixed income portfolio was approximately $381.2 million, up 10.6% from an average balance of $344.8 million for the first quarter of 2016.  In addition, the yield on our fixed income portfolio was 2.3% for the three months ended March 31, 2017, up from 2.2% for the same period in the prior year.  The increase in yield was the result of portfolio repositioning during the first quarter of 2017, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.  A portion of the increase in net investment income will be offset by higher federal income taxes, given that going forward a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains decreased $1.0 million, to a net realized investment loss of $0.1 million for the three months ended March 31, 2017, from a net realized investment gain of $0.9 million in the prior year period. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses.

Direct Written Policy Fees

Direct written policy fees increased by $0.9 million, or 21.0%, to $5.1 million for the three months ended March 31, 2017, compared with $4.2 million in the same three-month period in 2016. The increase in direct written policy fees is correlated to the increase in gross written premiums in our homeowners and personal automobile lines of business compared to the prior year. These fees are generated when the Company writes a policy and the fee varies from state to state and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commissions and other underwriting expenses.

Other Income

Other income increased $0.3 million, or 5.0%, to $7.1 million for the three months ended March 31, 2017, compared with $6.8 million in the prior year period. The following table represents the other income detail as follows:

	Three Months Ended March 31,
	2017	% Change	2016
	(in thousands)
Other income:
Commission income	$4,319	(11.7)%	$4,891
Brokerage	2,236	61.6%	1,384
Finance	577	11.2%	519
Total other income	$7,132	5.0%	$6,794

The decrease in commission income is primarily the result of changes in the personal automobile reinsurance agreements during the first quarter of 2017 as compared to the first quarter of 2016. The increase in  brokerage  revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in the first quarter of 2017 as compared to the first quarter of 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $21.3 million, or 72.0%, to $50.8 million for the three months ended March 31, 2017, compared with $29.5 million for the same three-month period last year. Losses and LAE includes reported claims, whether paid or unpaid, as well as the provision of reserves for estimated unreported claims. Approximately $7 million of the increase in losses and LAE represents a volume variance driven strictly by growth in premiums in the first quarter of 2017 as compared to the first quarter of 2016, specifically in the homeowners and personal automobile lines of business.  Additionally, losses and LAE in the first quarter of 2017 was impacted by $5.2 million of gross claims related to tornados that impacted the states of Florida and Louisiana and approximately $3.5 million related to increasing our Florida homeowners’ current year attritional loss ratio, which continues to be at 36.1% (unchanged from the second half of 2016, but up from the first quarter of 2016).  We believe this measure is useful to investors as the Company uses the attritional loss ratio to monitor losses associated with non-severe weather events. The remainder of the increase was the result of the 30% property quota-share ending, as noted earlier.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses breakout for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commissions and other underwriting expenses:	(in thousands)
Homeowners/Fire Florida	$15,632	$13,974
All other lines of business	6,825	4,306
Ceded commissions	(2,741)	(10,679)
Total commissions and other fees	19,716	7,601
Salaries and wages	6,609	5,814
Other underwriting expenses	5,954	6,437
Commissions and other underwriting expenses	$32,279	$19,852

Commissions and other underwriting expenses increased $12.4 million, or 62.6%, to $32.3 million for the three months ended March 31, 2017, compared with $19.9 million for the three months ended March 31, 2016. The increase is related to the premium growth in our homeowners and personal automobile lines of business, with personal automobile and homeowners’ non-Florida lines of business carrying higher acquisition costs as a result of our different distribution models we employ to market these insurance products.

Our net expense ratio for first quarter of 2017 was 47.0% compared with 43.5% for the same period in 2016.  The increase is due to a higher mix of premiums from personal automobile and homeowners’ non-Florida lines of business, which carry higher acquisition costs as a result of our different distribution models we employ to market our insurance products.  Although personal automobile quota-share treaties cede approximately 75% of all premiums, the full expense for commissions and other acquisition costs are recognized in this line item, which is then partially offset by the related ceded commission income recorded within the other income line in the Consolidated Statements of Operations.

Additionally, the decrease in ceded commissions is the result of the expiration of the 30% Florida-only property quota share treaty on July 1, 2016.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 13.2%, to $4.6 million for the three months ended March 31, 2017, compared with $4.1 million for the three months ended March 31, 2016. The increase is primarily driven by an increase in legal and professional fees, which includes audit, tax and actuarial fees.

Income Taxes

Income taxes decreased $3.9 million, or 66.6%, to $1.9 million for the three months ended March 31, 2017, compared with $5.8 million for the three months ended March 31, 2016. The change was due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims and operating expenses. As of March 31, 2017,  the Company held $425.5 million in investments. Cash and cash equivalents increased $5.9 million, to $80.5 million as of March 31, 2017, compared with $74.6 million as of December 31, 2016. Total shareholders’ equity increased $3.1 million, to $241.0 million as of March 31, 2017, compared with $237.9 million as of December 31, 2016.

Cash Flows Discussion

We believe that existing cash and investment balances, when combined with anticipated cash flows as noted below, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We currently expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements. The Company also considers various opportunities, including common stock repurchases, to deploy its excess capital. Any future growth strategy may require external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by operating activities increased to $23.7 million in the three months ended March 31, 2017 from $20.7 million in the same period in 2016. This increase primarily reflects the increases in prepaid reinsurance premiums and premiums receivable, partly offset by decreases in loss and LAE reserves, unearned premiums, reinsurance payables,  and amortization of investment premiums.

Investing Activities

Net cash used in investing activities of $14.9 million in the three months ended March 31, 2017 related to purchases of investment securities of $156.7 million, partly offset by sales, maturities and redemptions of our investment securities of $142.1 million. Net cash provided by investing activities of $1.2 million in the three months ended March 31, 2016 related to sales, maturities and redemptions of our investment securities of $72.7 million, partly offset by purchases of investment securities of $70.9 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 of $2.9 million, primarily reflects repurchases of our common stock of $1.9 million and dividend payments of $1.1 million, at a dividend of $0.08 per share, declared in November 2016. Net cash used in financing activities of $2.4 million for the three months ended March 31, 2016 reflects dividend payments of $1.6 million and repurchases of our common stock of $1.1 million, partially offset by tax benefits related to share-based compensation of $0.2 million.

Dividends and Common Stock Repurchases

In March 2017, our Board of Directors declared a $0.08 per common share dividend payable June 1, 2017 to shareholders of record on May 1, 2017. Based on the number of shares of common stock outstanding as of March 31, 2017 the anticipated cash outflow would be $1.1 million in the second quarter of 2017. We currently expect to continue to declare and pay quarterly dividends of similar amounts.

In November 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 1, 2017. In March 2017, our Board of Directors authorized an additional $10 million share buyback program to repurchase shares of common stock through March 31, 2018. This program may be modified, suspended or terminated by us at any time without notice. Common stock repurchases are conducted in the open market or under Rule 10b5-1 trading plans from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors.

During the first three months of 2017, we repurchased 0.1 million shares of common stock for $1.9 million, including commissions. Subsequent to March 31, 2017, the Company has repurchased an additional 0.3 shares of its common stock at a total cost of $4.7 million, including commissions.

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

We believe our most critical accounting estimates inherent in the preparation of our financial statements relate to: (i) fair value measurements of our investments, (ii) investments, (iii) premium and unearned premium calculation, (iv) reinsurance contracts, (v) the amount and recoverability of amortization of deferred acquisition costs (“DAC”), (vi) reserve for loss and LAE and (vii) income taxes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2017.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2016 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2017, approximately 90% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  On July 26, 2016, Mutual filed a demand for arbitration against the Company before the American Arbitration Association (“AAA”) alleging a breach of the Co-Existence Agreement.  On November 29, 2016, the U.S. District Court for the Southern District of Florida granted Mutual’s motion to compel arbitration of the Company’s declaratory judgment action for non-infringement of a trademark.   On February 3, 2017, the AAA granted the Company’s motion to terminate the arbitration for lack of jurisdiction based upon Mutual’s failure to comply with the Co-Existence Agreement’s regarding the selection of an arbitrator. An arbitrator has been selected. The Company nevertheless intends to vigorously defend against Mutual’s allegations, although there can be no assurances as to the outcome of this matter.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages. Initial motions, including the Company’s motion for preliminary (temporary) injunctive relief and Prygelski’s motion to dismiss and compel arbitration, were heard by the court and are pending; accordingly, there can be no assurances as to the outcome of this matter. The Company has not recognized a gain contingency in the financial statements as of March 31, 2017.

Refer to Note 9 to our consolidated financial statements set forth in Part I, “Financial Statements” for further information about legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2016 Form 10-K.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following tables set forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2017 by or on behalf of FNHC. All purchases were made in the open market or under Rule 10b5-1 of the Exchange Act.

Purchases Under Plan Approved November 2016
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
January 2017 (1)	20,948	$18.37	20,948	$8,308,782
February 2017	54,554	$18.63	54,554	$7,292,321
March 2017	-	$-	-	$-

(1)

In November 2016, our Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 1, 2017.

Purchases Under Plan Approved March 2017
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (2)
January 2017	-	$-	-	$-
February 2017	-	$-	-	$-
March 2017(2)	27,983	$17.17	27,983	$9,519,496

(2)	In March 2017, our Board of Directors authorized an additional $10 million share buyback program to repurchase shares of common stock through March 31, 2018.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

As previously reported in a Current Report on Form 8-K filed on April 5, 2017 (the “Form 8-K”), Ronald A. Jordan joined the Company as its Chief Financial Officer beginning April 17, 2017.  In addition to the compensation described in the Form 8-K, Mr. Jordan entered into a Change of Control Agreement (the “Change of Control Agreement”) dated as of April 17, 2017 with the Company, which provides for certain payments to Mr. Jordan if he is employed by the Company on the date on which a Change of Control (as defined in the Change of Control Agreement) occurs. If, during the two-year period following a Change of Control, Mr. Jordan’s employment is terminated by the Company without Cause or by Mr. Jordan for Good Reason (each as defined in the Change of Control Agreement), he will be entitled to receive a lump sum payment equal to one year of his base salary in effect immediately prior to the Change of Control.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock under the 2012 Stock Incentive Plan, as amended.+*
10.2	Form of Performance-Based Restricted Stock Agreement between the Company and individuals awarded performance-based restricted stock under the 2012 Stock Incentive Plan, as amended.+*
10.3	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan.+*
10.4	Change of Control Agreement dated as of April 17, 2017 between the Company and Ronald Jordan.+*
10.5	Bonus Agreement dated as of January 1, 2017 between Federated National Holding Company and Erick Fernandez.+*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document**

________________________

+ Management Compensation Plan or Arrangement.

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
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Jordan
Ronald Jordan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2017