Form 10-Q/A
period 2016-09-30
FEDERATED NATIONAL HOLDING CO
filed 2017-05-26
CIK 1069996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 of Federated National Holding Company (the “Company”), initially filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2016 (the “Original Form 10-Q”), is being filed as an exhibit-only filing in response to communications received from the SEC in connection with the confidential treatment request regarding Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 (the “Revised Exhibits”).  Item 6 of Part II of the Original Form 10-Q is hereby amended to include revised redacted versions of the Revised Exhibits.

The Original Form 10-Q has not been updated other than the filing of the Revised Exhibits.  No items included in the Original Form 10-Q, other than Item 6 of Part II, have been amended, and such items remain in effect as of the filing date of the Original Form 10-Q.  This Amendment No. 1 does not purport to provide an update or a discussion of any development at the Company subsequent to the filing date of the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

Item 6.Exhibits

Exhibit No.	Description
10.1	FHCF Supplemental Layer Reinsurance Contract, effective June 1, 2016 between Federated National Insurance Company and subscribing reinsurers.* †
10.2	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.* †
10.3	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.* †
10.4	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.* †
10.5	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2016, between Federated National Insurance Company and subscribing reinsurers.* †
10.6	Excess Catastrophe Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers.* †
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*    Filed herewith.

**  In accordance with Rule 402 of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. The XBRL documents are included in the Original Form 10-Q.

†Confidential treatment has been granted for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Jordan
Ronald Jordan, Chief Financial Officer
(Principal Financial Officer)

Date: May 26, 2017