Form 10-Q
period 2017-06-30
FEDERATED NATIONAL HOLDING CO
filed 2017-08-09
CIK 1069996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 7, 2017, the registrant had 12,975,762 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $380,905 and
$376,644, respectively)	$383,910	$374,756
Debt securities, held-to-maturity, at amortized cost	5,421	5,551
Equity securities, available-for-sale, at fair value (cost of $40,202 and $24,163, respectively)	45,445	29,375
Total investments (including $30,440 and $28,704 related to the VIE, respectively)	434,776	409,682

Cash and cash equivalents (including $12,438 and $15,668 related to the VIE, respectively)	99,529	74,593
Prepaid reinsurance premiums	120,589	156,932
Premiums receivable, net of allowance of $49 and $55, respectively
(including $711 and $1,584 related to the VIE, respectively)	59,422	54,854
Reinsurance recoverable, net	41,090	48,530
Deferred acquisition costs	41,299	37,477
Income taxes receivable	13,468	13,871
Property and equipment, net	4,298	4,194
Other assets (including $765 and $635 related to the VIE, respectively)	11,250	11,509
TOTAL ASSETS	$825,721	$811,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$156,973	$158,476
Unearned premiums	310,224	294,022
Reinsurance payable	69,782	79,154
Debt from consolidated variable interest entity	4,919	4,909
Deferred income taxes, net	7,397	1,433
Other liabilities	36,589	35,792
Total liabilities	585,884	573,786
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized;
13,060,207 and 13,473,120 shares issued and outstanding, respectively	130	134
Additional paid-in capital	138,191	136,779
Accumulated other comprehensive income	5,157	1,941
Retained earnings	78,190	80,275
Total shareholders’ equity attributable to Federated National Holding Company shareholders	221,668	219,129
Noncontrolling interest	18,169	18,727
Total shareholders’ equity	239,837	237,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,721	$811,642

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Net premiums earned	$83,159	$60,045	$161,652	$115,042
Net investment income	2,560	2,194	4,878	4,234
Net realized investment gains	2,648	7	2,543	934
Direct written policy fees	4,486	4,925	9,571	9,127
Other income	4,710	4,778	9,637	8,828
Total revenue	97,563	71,949	188,281	138,165

Costs and expenses:
Losses and loss adjustment expenses	54,956	48,983	108,722	80,243
Commissions and other underwriting expenses	30,197	15,971	57,336	31,364
General and administrative expenses	5,076	5,086	9,695	9,167
Interest expense	82	94	166	178
Total costs and expenses	90,311	70,134	175,919	120,952

Income before income taxes	7,252	1,815	12,362	17,213
Income taxes	2,635	697	4,573	6,492
Net income	4,617	1,118	7,789	10,721
Net (loss) income attributable to noncontrolling interest	(328)	127	(301)	195
Net income attributable to Federated National
Holding Company shareholders	$4,945	$991	$8,090	$10,526

Net income per share attributable to Federated National
Holding Company shareholders:
Basic	$0.38	$0.07	$0.61	$0.76
Diluted	$0.37	$0.07	$0.60	$0.75

Weighted average number of shares of common stock
outstanding:
Basic	13,171	13,805	13,305	13,816
Diluted	13,256	13,988	13,405	14,013

Dividends declared per share of common stock	$0.08	$0.06	$0.16	$0.11

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$4,617	$1,118	$7,789	$10,721
Change in net unrealized gains on investments,
available-for-sale	1,214	5,006	4,924	9,090
Comprehensive income before income taxes	5,831	6,124	12,713	19,811

Income tax expense related to items of other
comprehensive income	(520)	(1,805)	(1,965)	(3,349)
Comprehensive income	5,311	4,319	10,748	16,462

Less: comprehensive income attributable to
noncontrolling interest	(565)	273	(558)	499
Comprehensive income attributable to Federated National
Holding Company shareholders	$5,876	$4,046	$11,306	$15,963

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2016	$—	13,473,120	$134	$136,779	$1,941	$80,275	$219,129	$18,727	$237,856
Net income (loss)	—	—	—	—	—	8,090	8,090	(301)	7,789
Other comprehensive income (loss)	—	—	—	—	3,216	—	3,216	(257)	2,959
Dividends declared	—	—	—	—	—	(2,092)	(2,092)	—	(2,092)
Shares issued under share-
based compensation plans	—	81,495	—	1	—	—	1	—	1
Repurchases of common stock	—	(494,408)	(4)	(1)	—	(8,083)	(8,088)	—	(8,088)
Share-based compensation	—	—	—	1,412	—	—	1,412	—	1,412
Balance as of June 30, 2017	$—	13,060,207	$130	$138,191	$5,157	$78,190	$221,668	$18,169	$239,837

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash flow from operating activities:
Net income	$7,789	$10,721
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(2,543)	(934)
Amortization of investment premium or discount, net	2,145	2,562
Depreciation and amortization	275	392
Share-based compensation	1,412	3,231
Tax impact related to share-based compensation	(50)	—
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	36,343	(19,173)
Premiums receivable, net	(4,568)	(19,469)
Reinsurance recoverable, net	7,440	(7,858)
Deferred acquisition costs	(3,822)	(5,740)
Income taxes receivable, net	403	(6,595)
Loss and loss adjustment expense reserves	(1,503)	23,383
Unearned premiums	16,202	41,809
Reinsurance payable	(9,372)	30,135
Deferred income taxes, net of other comprehensive income	5,797	(1,666)
Other, net	1,050	2,896
Net cash provided by operating activities	56,998	53,694
Cash flow from investing activities:
Sales, maturities and redemptions of investment securities	161,429	119,671
Purchases of investment securities	(182,942)	(141,334)
Purchases of property and equipment	(369)	(822)
Net cash used in investing activities	(21,882)	(22,485)
Cash flow from financing activities:
Tax impact related to share-based compensation	—	598
Purchases of FNHC common stock	(8,088)	(2,373)
Issuance of common stock for share-based awards	—	26
Dividends paid	(2,092)	(2,425)
Net cash used in financing activities	(10,180)	(4,174)
Net increase in cash and cash equivalents	24,936	27,035
Cash and cash equivalents at beginning of period	74,593	53,038
Cash and cash equivalents at end of period	$99,529	$80,073

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(414)	$14,360
Non-cash investing and finance activities:
Accrued dividends payable	$1,115	$859

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

Partnerships

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners’ premiums we underwrote in the three months ended June 30, 2017 and 2016, 25.3% and 24.7%, respectively, were from Allstate’s network of Florida agents. For the six months ended June 30, 2017 and 2016, 24.6% and 24.1%, respectively, of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents.

Additionally, we have a managing general underwriting agreement with SageSure Insurance Managers (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners’ premiums we underwrote in the three months ended June 30, 2017 and 2016, 9.8% and 6.3%, respectively, were underwritten by SageSure. For the six months ended June 30, 2017 and 2016, 9.2% and 6.3%, respectively, were underwritten by SageSure.

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

This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K (the “2016 Form 10-K”).

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K. There have been no significant changes in our significant accounting policies for the six months ended June 30, 2017.

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

Reclassifications

 In conjunction with our 2017 second quarter review of financial statements, we re-assessed the income statement classification of ceded commission income and salaries and wages from our claims department.  As a result of this re-assessment, we have adjusted the income statement classification of these items as follows:

(a)	ceding commission income from Other income to Commissions and other underwriting expenses
(b)	salaries and wages from our claims department from Commissions and other underwriting expenses to Loss and loss adjustment expenses

These reclassifications represent corrections of immaterial errors and are not material in any prior quarter or annual period based on quantitative and qualitative factors in accordance with SEC guidance.  Additionally, these reclassified items had no effect on the reported results of operations, financial condition or statements of cash flows.

As a result, these reclassified items impacted the following income statement line items for the three and six months ended June 30, 2016:

•	Other income decreased by $3.1 million and $5.8 million, respectively,
•	Loss and loss adjustment expenses increased by $2.0 million and $3.7 million, respectively, and
•	Commissions and other underwriting expenses decreased by $5.1 million, and $9.5 million, respectively.

The reclassifications above had the following impact on our net loss ratios, net expense ratios and combined ratios for the three and six months ended June 30, 2016:

•	Net loss ratio increased by 3.3% and 3.2%, respectively,
•	Net expense ratio decreased by 8.4% and 8.3%, respectively, and
•	Combined ratio decreased by 5.1%.

Additionally, these reclassifications impacted the following income statement line items for the three and six months ended June 30, 2017:

•	Other income decreased by $1.8 million and $4.0 million, respectively,
•	Loss and loss adjustment expenses increased by $2.9 million and $5.9 million, respectively, and
•	Commissions and other underwriting expenses decreased by $4.8 million, and $9.9 million, respectively.

The reclassifications above had the following impact on our net loss ratios, net expense ratios and combined ratios for the three and six months ended June 30, 2017:

•	Net loss ratio increased by 3.6% and 3.7%, respectively,
•	Net expense ratio decreased by 5.8% and 6.2%, respectively, and
•	Combined ratio decreased by 2.2% and 2.5%, respectively.

Finally, the reclassifications impacted the following balance sheet line items as of December 31, 2016:

•	Deferred policy acquisition costs decreased by $1.5 million,
•	Loss and loss adjustment expense reserves increased by $0.4 million, and
•	Other liabilities decreased by $1.9 million.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted these amendments effective January 1, 2017, resulting in $0.1 million of discrete income tax deficiencies reflected as a component of the income tax provision on the Consolidated Statements of Operations. Additionally, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $0.1 million decrease in cash provided by operating activities for the six months ended June 30, 2017. Further, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 15,133 and 16,619 shares in the second quarter and first six months of 2017, respectively.

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$49,028	$36,594	$—	$85,622
Obligations of states and political subdivisions	—	86,919	—	86,919
Corporate	—	196,733	—	196,733
International	—	14,636	—	14,636
	49,028	334,882	—	383,910

Equity securities	45,445	—	—	45,445

Total investments	$94,473	$334,882	$—	$429,355

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$36,560	$25,645	$—	$62,205
Obligations of states and political subdivisions	—	151,183	—	151,183
Corporate	—	149,505	—	149,505
International	—	11,863	—	11,863
	36,560	338,196	—	374,756

Equity securities	28,960	415	—	29,375

Total investments	$65,520	$338,611	$—	$404,131

The Company’s held-to-maturity debt securities are reported on the consolidated balance sheets at amortized cost and disclosed at fair value in Note 4 herein. The fair values of these securities are classified within Level 1 and Level 2 of the fair value hierarchy and consist of United States government obligations and authorities, Corporate securities, and International securities. The fair value of the securities classified as Level 1 was $3.9 million as of June 30, 2017 and December 31, 2016. The fair value of the securities classified as Level 2 was $1.4 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively.

A third party nationally recognized pricing service provides the fair value of securities in Level 2. We review the third party pricing methodologies quarterly and test for significant differences between the market price used to value the security and recent sales activity. A summary of the significant valuation techniques and market inputs for each class of security is as follows:

United States government obligations and authorities: In determining the fair value for U.S. Government securities in Level 1 we use quoted prices (unadjusted) in active markets for identical assets or liabilities.  In determining the fair value for U.S. Government securities in Level 2 we use the market approach. The primary inputs to the valuation include reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

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

4. INVESTMENTS

Unrealized Gains and Losses

The following table details the difference between amortized cost or cost and estimated fair value, by major investment category, at June 30, 2017 and at December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$85,643	$462	$484	$85,621
Obligations of states and political subdivisions	86,295	852	228	86,919
Corporate	194,484	2,577	328	196,733
International	14,483	164	10	14,637
	380,905	4,055	1,050	383,910

Debt securities - held-to-maturity:
United States government obligations and authorities	4,165	21	109	4,077
Corporate	1,190	27	—	1,217
International	66	1	—	67
	5,421	49	109	5,361
Equity securities	40,202	5,966	723	45,445
Total investments	$426,528	$10,070	$1,882	$434,716

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$62,881	$177	$853	$62,205
Obligations of states and political subdivisions	152,823	427	2,067	151,183
Corporate	149,053	1,347	895	149,505
International	11,887	95	119	11,863
	376,644	2,046	3,934	374,756

Debt securities - held-to-maturity:
United States government obligations and authorities	4,163	22	118	4,067
Corporate	1,317	20	2	1,335
International	71	—	—	71
	5,551	42	120	5,473
Equity securities	24,163	5,500	288	29,375
Total investments	$406,358	$7,588	$4,342	$409,604

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gross realized gains:
Debt securities	$304	$624	$873	$1,927
Equity securities	2,735	417	3,290	1,155
Total gross realized gains	3,039	1,041	4,163	3,082

Gross realized losses:
Debt securities	(118)	(55)	(1,209)	(595)
Equity securities	(273)	(979)	(411)	(1,553)
Total gross realized losses	(391)	(1,034)	(1,620)	(2,148)
Net realized gains on investments	$2,648	$7	$2,543	$934

During the three months ended June 30, 2017 and 2016, the proceeds from sales of available-for-sale investment securities were $27.3 million and $36.9 million, respectively. During the six months ended June 30, 2017 and 2016, the proceeds from sales of available-for-sale investment securities were $138.9 million and $99.4 million, respectively.

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of June 30, 2017 and December 31, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$38,343	$38,399	$46,189	$46,231
Over one through five years	181,014	182,264	177,982	177,899
Over five through ten years	160,332	162,048	150,557	148,783
Over ten years	1,216	1,199	1,916	1,843
	380,905	383,910	376,644	374,756
Debt securities, held-to-maturity:
One year or less	135	135	170	170
Over one through five years	1,858	1,892	1,719	1,750
Over five through ten years	3,428	3,334	3,662	3,553
	5,421	5,361	5,551	5,473
Total	$386,326	$389,271	$382,195	$380,229

Net Investment Income

The following table provides a detail of the Company’s net investment income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$2,411	$1,984	$4,581	$3,837
Dividends income	149	210	297	397
Net investment income	$2,560	$2,194	$4,878	$4,234

Aging of Gross Unrealized Losses

As of June 30, 2017 and December 31, 2016, gross unrealized losses and related fair values for available-for-sale debt securities and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$48,333	$479	$98	$5	$48,431	$484
Obligations of states and political subdivisions	24,012	228	—	—	24,012	228
Corporate	43,646	320	930	8	44,576	328
International	1,774	10	—	—	1,774	10
	117,765	1,037	1,028	13	118,793	1,050

Equity securities	9,010	631	696	92	9,706	723

Total investments	$126,775	$1,668	$1,724	$105	$128,499	$1,773

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$45,255	$850	$111	$3	$45,366	$853
Obligations of states and political subdivisions	103,724	2,066	1,007	1	104,731	2,067
Corporate	59,970	864	2,427	31	62,397	895
International	5,925	119	5	—	5,930	119
	214,874	3,899	3,550	35	218,424	3,934

Equity securities	4,701	253	434	35	5,135	288

Total investments	$219,575	$4,152	$3,984	$70	$223,559	$4,222

As of June 30, 2017, the Company held a total of 518 debt and equity securities that were in an unrealized loss position, of which 19 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2016, the Company held a total of 1,132 debt and equity securities that were in an unrealized loss position, of which 36 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

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

During the Company’s quarterly evaluation of its securities for impairment, there were no material OTTI losses identified in our investments in debt and equity securities during the three and six months ended June 30, 2017 and 2016.

Collateral Deposits

As of June 30, 2017, investments with fair values of approximately $12.8 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

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

FNIC’s 2016-2017 reinsurance programs, costing approximately $179.5 million, included approximately $125.7 million for the private reinsurance for Federated National’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with approximately $53.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties  afforded Federated National with approximately $2.22 billion of aggregate coverage with a maximum single event coverage totaled approximately $1.58 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Texas, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could have been as low as $8.0 million.

Additionally, the Company’s private market excess of loss treaties became effective July 1, 2016 and all private layers have prepaid automatic reinstatement protection, which afforded us additional coverage against multiple catastrophic events in the same hurricane season. The Company obtained multiple year protection for a portion of its program; as a result, some of the coverage expired on June 30, 2017, and a portion of the coverage will remain in-force one additional treaty year until June 30, 2018. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all private layers attach after $18.45 million in losses for FNIC’s Florida exposure. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted.

FNIC’s 2017-2018 reinsurance programs are estimated to cost $180 million which includes approximately $125 million for the private reinsurance for FNIC’s Florida exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $53.1 million payable to the FHCF.  The combination of private and FHCF reinsurance treaties will afford FNIC approximately $2.19 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.56 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2017 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18 million, down slightly from the 2016-2017 reinsurance programs.

FNIC’s private market excess of loss treaties, covering both Florida and Non-Florida exposures, are effective July 1, 2017 and all private layers have prepaid automatic reinstatement protection, which affords FNIC additional coverage for subsequent events.  The reinsurance program includes multiple year protection with $89 million of new multiple year protection this year and $156 million of renewing multiple year protection from last year.  These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $25.1 million in losses for FNIC’s exposure.  If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place.  Additionally, any unused layer protection drops down for subsequent events until exhausted.  FNIC purchased an underlying limit of protection for $7.1 million excess of $18 million with prepaid automatic reinstatement protection.  These treaties are with reinsurers that currently have an A.M. Best Company (“AM Best”) or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s Non-Florida excess of loss reinsurance treaties affords us an additional $21 million of aggregate coverage with first event coverage totaling $5 million and second event coverage totaling $16 million.  The Non-Florida retention is lowered to $13 million for the first event and $2 million for the second event on a gross basis though it is reduced to $6.5 million and $1 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our Non-Florida property business. FNIC’s Non-Florida reinsurance program cost includes $1.9 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

MNIC’s 2016-2017 catastrophe reinsurance program, which ran from either June 1 to May 31 or June 1 to June 30 (13 month period), consisted of the FHCF and private market excess of loss treaties. All private layers have prepaid automatic reinstatement protection, which afforded MNIC additional coverage, and had a cascading feature such that substantially all layers attached at $3.4 million for MNIC's Florida exposure.

MNIC’s 2017-2018 reinsurance programs are estimated to cost $5.17 million which includes approximately $3.23 million for the private reinsurance as described below, along with approximately $1.94 million payable to FHCF. The combination of private and FHCF reinsurance treaties will afford Monarch National approximately $109.81 million of aggregate coverage with a maximum single event coverage totaling approximately $68.89 million, exclusive of retentions.  Monarch National’s FHCF participation is at 75% for the 2017 hurricane season.

MNIC’s private market excess of loss treaties are effective July 1, 2017 and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for Monarch National’s Florida exposure.  These treaties are with reinsurers that currently have an AM Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

The Company’s property quota share treaties, which are included in the reinsurance program, ran for a two-year period from July 1 to July 1 of the following year.  The property quota-share treaties consisted of two different treaties, one for 30% which became effective July 1, 2014, and the other for 10% which became effective July 1, 2015. The combined treaties provided a 40% quota-share reinsurance on the first $100 million of covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

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

Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled $2.6 million as of June 30, 2017 and as of December 31, 2016. Fully funded trust agreements securing these risks for MNIC totaled $0.3 million as of June 30, 2017 and as of December 31, 2016.

Subsequent Events

On July 1, 2017, the 10% property quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 10% of its unearned premiums and losses. The reinsurers will remain liable for 10% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

Additionally, FNIC has bound a new 10% quota-share on its Florida homeowners book of business, which became effective on July 1, 2017 and excludes named storms.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following table presents reinsurance recoverables as reflected in the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(in thousands)
Reinsurance recoverable on paid losses	$7,629	$7,451
Reinsurance recoverable on unpaid losses	33,461	41,079
Reinsurance recoverable, net	$41,090	$48,530

Premiums Written and Earned

The following table presents premiums written and earned for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net premiums written:
Direct	$168,692	$171,218	$314,743	$307,242
Ceded	(78,983)	(119,410)	(106,287)	(162,980)
	$89,709	$51,808	$208,456	$144,262
Net premiums earned:
Direct	$150,563	$137,334	$298,541	$265,433
Ceded	(67,404)	(77,289)	(136,889)	(150,391)
	$83,159	$60,045	$161,652	$115,042

6.  LOSS AND LOSS ADJUSTMENT EXPENSE (“LAE”) RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, consideration for anticipated subrogation recoveries that will offset future loss payments, anticipated future claim development and incurred but not yet reported (“IBNR”).

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Gross reserves, beginning of period	$158,476	$97,340
Less: reinsurance recoverable (1)	(41,079)	(7,496)
Net reserves, beginning of period	117,397	89,844

Incurred loss, net of reinsurance, related to:
Current year	105,443	69,290
Prior years	3,279	10,953
Total incurred loss and LAE, net of reinsurance	108,722	80,243

Paid loss, net of reinsurance, related to:
Current year	47,463	27,707
Prior years	55,144	32,191
Total paid loss and LAE, net of reinsurance	102,607	59,898

Net reserves, end of period	123,512	110,189
Plus: reinsurance recoverable (1)	33,461	10,534
Gross reserves, end of period	$156,973	$120,723

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the six months ended June 30, 2017, the Company experienced $3.3 million of unfavorable loss and LAE reserve development on prior accident years in our Homeowners and Automobile lines of business.  The Homeowners’ unfavorable development of $1.8 million primarily relates to the continued impact from assignment of benefits and related ligation costs in the state of Florida.  The Automobile’s unfavorable development of $1.5 million relates to the 2016 accident year from our auto program in the state of Georgia.

During the six months ended June 30, 2016, the Company experienced $10.5 million of unfavorable loss and LAE reserve development on prior year accident years primarily in our Homeowners’ line of business in the state of Florida. The deficiency primarily relates to higher severity above the expected development factor anticipated at December 31, 2015 which was driven by the impact from assignment of benefits and related ligation costs.

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

8.  INCOME TAXES

The provision for income tax expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Federal:
Current	$(66)	$4,614	$1,048	$8,158
Deferred	2,380	(3,925)	2,908	(2,487)
Federal income tax expense	2,314	689	3,956	5,671
State:
Current	(68)	1,072	150	1,347
Deferred	389	(1,064)	467	(526)
State income tax expense	321	8	617	821
Total income tax expense	$2,635	$697	$4,573	$6,492

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Computed expected tax expense provision, at federal rate	$2,538	$663	$4,327	$6,052
State tax, net of federal tax benefit	194	11	376	544
Other	(97)	23	(130)	(104)
Total income tax expense	$2,635	$697	$4,573	$6,492

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions.  Monarch National Holding Company (“MNHC”), a wholly owned subsidiary of the consolidated VIE, is currently under Federal audit for tax year 2015.  As of June 30, 2017, except for the MNHC 2015 Federal income tax return audit, no other open tax years are under examination by the IRS or any material state and local jurisdictions

The Company adopted ASU 2016-09 in the first quarter of 2017 which requires the recognition of excess tax benefits and tax deficiencies within income tax (benefit) expense in the Consolidated Statements of Operations (see Note 2). The Company elected to apply this change in presentation prospectively from the beginning of fiscal year 2017, thus prior periods have not been adjusted. This adoption resulted in the recognition of $0.1 million of excess tax deficiencies recorded within income tax expense for the six months ended June 30, 2017. This change could create volatility in the Company's effective tax rate in future periods. During the six months ended June 30, 2016, excess tax benefits were recorded in shareholders’ equity within the Consolidated Balance Sheets instead of income tax expense within the Consolidated Statements of Operations.

As of June 30, 2017 and December 31, 2016, there are no uncertain tax positions.

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

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants.  Mr. Prygelski sought to dismiss the case and compel arbitration, which was denied by the court.  The Company’s motion for preliminary (temporary) injunctive relief was also denied by the court. The parties have each filed claims in arbitration, which remain pending.  Because of the relatively early stage of this matter, there can be no assurances as to its outcome.  The Company has not recognized a gain contingency in its financial statements as of June 30, 2017.

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

FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of June 30, 2016. Future assessments by this association are undeterminable at this time.

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

Pursuant to our Board of Directors’ authorizations, the Company repurchased 390,923 shares of its common stock at a total cost of $6.2 million, which is a weighted average price per share of $15.82, during the three months ended June 30, 2017.  As of June 30, 2017, the remaining availability for future repurchases of our common stock was $3.3 million.

Share-Based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Restricted stock	$745	$1,953	$1,412	$2,633
Stock options	—	—	—	—
Total share-based compensation expense	$745	$1,953	$1,412	$2,633

Intrinsic value of options exercised	$7	$102	$7	$122
Fair value of restricted stock vested	$155	$1,656	$1,505	$2,892

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2017 to June 30, 2017 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2017	79,484	$3.70
Granted	—	$—
Exercised	(400)	$3.59
Cancelled	—	$—
Outstanding at June 30, 2017	79,084	$3.70

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

During the first  half of 2017 and 2016, the Board of Directors granted 106,454 and 128,472 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

The following table summarizes RSA activity during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	337,203	$19.69
Granted	106,454	$17.95
Vested	(81,095)	$18.56
Cancelled	(1,960)	$20.39
Outstanding at June 30, 2017	360,602	$19.43

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$7,033	$(2,644)	$4,389	$10,195	$(3,791)	$6,404
Other comprehensive income before reclassifications	3,862	(1,543)	2,319	5,013	(1,808)	3,205
Reclassification adjustment for realized (gains) losses included
in net income	(2,648)	1,023	(1,625)	(7)	3	(4)
	1,214	(520)	694	5,006	(1,805)	3,201
Accumulated other comprehensive income, end of period	$8,247	$(3,164)	$5,083	$15,201	$(5,596)	$9,605

	Six Months Ended June 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$3,323	$(1,199)	$2,124	$6,111	$(2,247)	$3,864
Other comprehensive income before reclassifications	7,467	(2,947)	4,520	10,024	(3,710)	6,314
Reclassification adjustment for realized (gains) losses included
in net income	(2,543)	982	(1,561)	(934)	361	(573)
	4,924	(1,965)	2,959	9,090	(3,349)	5,741
Accumulated other comprehensive income, end of period	$8,247	$(3,164)	$5,083	$15,201	$(5,596)	$9,605

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

The computations of diluted EPS available to our shareholders do not include approximately 0.3 and 0.2 million stock options and RSAs for the three months ended June 30, 2017 and 2016,  respectively, and 0.1 and 0.2 million stock options and RSAs for the six months ended June 30, 2017 and 2016,  respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net income attributable to Federated National Holding
Company shareholders	$4,945	$991	$8,090	$10,526
Weighted average number of common shares outstanding -
basic	13,171	13,805	13,305	13,816
Net income per share - basic	$0.38	$0.07	$0.61	$0.76

Weighted average number of common shares outstanding -
basic	13,171	13,805	13,305	13,816
Dilutive effect of stock compensation plans	86	183	100	197
Weighted average number of common shares outstanding -
diluted	13,256	13,988	13,405	14,013
Net income per share - diluted	$0.37	$0.07	$0.60	$0.75

Dividends per share	$0.08	$0.06	$0.16	$0.11

Dividends Declared

In March 2017, our Board of Directors declared a $0.08  per common share dividend, paid in June 2017,  to shareholders of record on May 1, 2017, amounting to $1.1 million.

In June 2017, our Board of Directors declared a $0.08 per common share dividend payable on September 1, 2017 to shareholders of record on August 1, 2017.

12. VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Investments
Debt securities, available-for-sale, at fair value	$29,245	$27,100
Equity securities, available-for-sale, at fair value	1,195	1,604
Total investments	30,440	28,704
Cash and cash equivalents	12,438	15,668
Reinsurance recoverable	350	-
Prepaid reinsurance premiums	1,855	1,070
Premiums receivable, net	711	1,584
Deferred acquisition costs	1,096	1,539
Other assets	765	635
Total assets	$47,655	$49,200

LIABILITIES
Loss and loss adjustment expense reserves	$2,722	$1,659
Unearned premiums	6,108	8,406
Reinsurance payable	2,434	863
Debt	4,919	4,909
Other liabilities	833	1,026
Total liabilities	$17,016	$16,863

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

•	The Company’s Chief Executive Officer and Chief Accounting Officer hold their respective positions with Monarch Entities while they remain employed by the Company.

The Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 278,962 and 267,909 at June 30, 2017 and 2016, respectively.

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

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation. In 2016, FNIC applied for and was approved by the Florida OIR for a statewide average rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on August 1, 2016. FNIC applied for and was approved by the Florida OIR for a statewide average rate increase of 9.9% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on August 1, 2017. MNIC applied for and was approved by the Florida OIR for a rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on April 15, 2016. As of the date of this Report, the Company has applied with the Florida OIR for a 2017 statewide average rate increase of 2.8% for MNIC for Florida homeowners’ policies.  This rate change is currently awaiting approval from the Florida OIR and is subject to change based on their assessment. We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

Other Lines of Business

Personal Automobile: Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their driving record, age, vehicle type or other factors, including market conditions. We market this through licensed general agents in their respective territories.

Commercial General Liability: We underwrite for approximately 380 classes of skilled craft workers (excluding homebuilders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We market the commercial general liability insurance products through independent agents.

Flood:   FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service.

See the discussion in Item 1: “Business” in our 2016 Form 10-K for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR has completed their regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015 and of MNIC for the period of March 17, 2015 (inception) through December 31, 2015. There were no material findings by the Florida OIR in connection with these examinations. Additionally, MNIC is currently under statutory examination by the Florida OIR for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

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

The following table summarizes our unaudited results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in thousands)
Revenue:
Gross premiums written	$168,692	(1.5)%	$171,218
Gross premiums earned	150,563	9.6%	137,334
Ceded premiums	(67,404)	(12.8)%	(77,289)
Net premiums earned	83,159	38.5%	60,045
Net investment income	2,560	16.7%	2,194
Net realized investment gains	2,648	100.0%	7
Direct written policy fees	4,486	(8.9)%	4,925
Other income	4,710	(1.4)%	4,778
Total revenue	97,563	35.6%	71,949

Costs and expenses:
Losses and loss adjustment expenses	54,956	12.2%	48,983
Commissions and other underwriting expenses	30,197	89.1%	15,971
General and administrative expenses	5,076	(0.2)%	5,086
Interest expense	82	(12.8)%	94
Total costs and expenses	90,311	28.8%	70,134

Income before income taxes	7,252	299.6%	1,815
Income taxes	2,635	278.0%	697
Net income	4,617	313.0%	1,118
Net (loss) income attributable to noncontrolling interest	(328)	(358.3)%	127
Net income attributable to FNHC shareholders	$4,945	399.0%	$991

Ratios to net premiums earned:
Net loss ratio (1)	66.1%		81.6%
Net expense ratio (2)	42.4%		35.1%
Combined ratio (3)	108.5%		116.6%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table summarizes our unaudited results of operations for the three months ended June 30, 2017 and 2016 by line of business. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. The “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. The “Automobile” line of business consists of our nonstandard personal automobile insurance business. The “Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations.

	Three Months Ended June 30,
	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(in thousands)
Revenue:
Gross premiums written	$151,626	$10,622	$6,444	$168,692	$145,648	$18,996	$6,574	$171,218
Gross premiums earned	130,062	14,760	5,741	150,563	118,422	13,283	5,629	137,334
Ceded premiums	(55,104)	(9,536)	(2,764)	(67,404)	(64,394)	(10,531)	(2,364)	(77,289)
Net premiums earned	74,958	5,224	2,977	83,159	54,028	2,752	3,265	60,045
Net investment income	—	—	2,560	2,560	—	—	2,194	2,194
Net realized investment gains	—	—	2,648	2,648	—	—	7	7
Direct written policy fees	2,559	1,767	160	4,486	2,398	2,356	171	4,925
Other income	2,753	970	987	4,710	2,092	1,889	797	4,778
Total revenue	80,270	7,961	9,332	97,563	58,518	6,997	6,434	71,949

Costs and expenses:
Losses and loss adjustment expenses	49,095	7,086	(1,225)	54,956	43,478	2,203	3,302	48,983
Commissions and other underwriting expenses	25,741	3,217	1,239	30,197	12,830	2,008	1,133	15,971
General and administrative expenses	3,883	175	1,018	5,076	3,900	150	1,036	5,086
Interest expense	82	—	—	82	94	—	—	94
Total costs and expenses	78,801	10,478	1,032	90,311	60,302	4,361	5,471	70,134

Income before income taxes	1,469	(2,517)	8,300	7,252	(1,784)	2,636	963	1,815
Income taxes	567	(970)	3,038	2,635	(688)	1,016	369	697
Net income	902	(1,547)	5,262	4,617	(1,096)	1,620	594	1,118
Net (loss) income attributable to noncontrolling interest	(328)	—	—	(328)	127	—	—	127
Net income attributable to FNHC shareholders	$1,230	$(1,547)	$5,262	$4,945	$(1,223)	$1,620	$594	$991

Ratios to net premiums earned:
Net loss ratio (1)	65.5%	135.6%	(41.1)%	66.1%	80.5%	80.1%	101.1%	81.6%
Net expense ratio (2)	39.5%	64.9%		42.4%	31.0%	78.4%		35.1%
Combined ratio	105.0%	200.6%		108.5%	111.4%	158.5%		116.6%

Revenue

Total revenue for the three months ended June 30, 2017 of $97.6 million increased $25.6 million, or 35.6%, compared to total revenue of $71.9 million for the same period in 2016.

Gross Premiums Written

The following table represents the gross premiums written detail by line of business for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Gross premiums written:
Homeowners/Fire Florida	$136,811	$136,395
Homeowners/Fire non-Florida	14,815	9,253
Automobile	10,622	18,996
Commercial general liability	2,926	3,571
Federal flood	3,518	3,003
Total gross premiums written	$168,692	$171,218

Gross written premiums decreased $2.5 million, or 1.5%, to $168.7 million in the quarter, compared with $171.2 million for the same three-month period last year. The decrease was driven by Automobile, which decreased $8.4 million, offset by Homeowners increasing $6.0 million.  The Automobile decrease was related to moving two of our programs into run-off during the second half of 2016, thus reducing the premiums being written this quarter.  Homeowners’ non-Florida continues to have significant growth in 2017, specifically in Louisiana and Texas, with Texas beginning to write policies in the first quarter of 2017.  Homeowners’ Florida written premiums this quarter, which include the 5.6% rate increase that became effective August 1, 2016, was in line with the same period last year.

Gross Premiums Earned

The following table represents the gross premiums earned detail by line of business for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Gross premiums earned:
Homeowners/Fire Florida	$119,832	$111,637
Homeowners/Fire non-Florida	10,230	6,785
Automobile	14,760	13,283
Commercial general liability	3,140	3,444
Federal flood	2,601	2,185
Total gross premiums earned	$150,563	$137,334

Gross premiums earned increased $13.2 million, or 9.6%, to $150.6 million, driven primarily by growth in Homeowners spanning all states, and to a lesser extent by growth in Automobile.

Ceded Premiums Earned

Ceded premiums earned decreased $9.9 million, or 12.8%, to $67.4 million in the quarter, compared with the same three-month period last year.  The decrease in ceded premiums earned was driven primarily by the expiration of the 30% Florida-only property quota share treaty, which ended on July 1, 2016.  The effect of this expiration was partially offset by additional excess-of-loss reinsurance costs purchased for the 2016-2017 reinsurance programs, which became effective on June 1, 2016 and July 1, 2016.  Additionally, in Automobile, ceded premiums as a percentage of gross premiums earned decreased to 65% this quarter compared with 79% in the same period last year.  This decrease is the result of one of our auto programs exceeding the premium limit in the related reinsurance treaty.  This program was terminated effective July 1, 2017.

Net Investment Income

Net investment income increased $0.4 million, or 16.7%, to $2.6 million during the three months ended June 30, 2017, compared to $2.2 million during the three months ended June 30, 2016.  This increase was primarily driven by growth in our fixed income portfolio. In addition, the yield on our fixed income portfolio was 2.9% for the three months ended June 30, 2017, up from 2.5% for the same period in the prior year.  The increase in yield was the result of portfolio repositioning during the first quarter of 2017, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.  A portion of the increase in net investment income will be offset by higher federal income taxes, given that going forward a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment Gains

Net realized investment gains were $2.6 million for the three months ended June 30, 2017, compared to less than $0.1 million in the prior year period.  This increase was driven by a redistribution of a portion of our equity portfolio between our investment managers during the second quarter of 2017.

Direct Written Policy Fees

Direct written policy fees decreased by $0.4 million, or 8.9%, to $4.5 million for the three months ended June 30, 2017, compared with $4.9 million in the same period in 2016. The decrease in direct written policy fees is correlated to the decrease in gross written premiums overall and specifically in our personal automobile line of business as compared to the same period in 2016.

These fees are generated when the Company writes a policy and the fee varies from state to state and by line of business. Policy fees generated by the managing general agent are earned by the Company. All other policy fees are collected by us and passed through to the general agent as acquisition costs and recognized in commissions and other underwriting expenses.

Other Income

The following table represents the other income detail as follows:

	Three Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in thousands)
Other income:
Commission income	$1,801	(30.6)%	$2,594
Brokerage	2,390	46.4%	1,633
Finance	519	(5.8)%	551
Total other income	$4,710	(1.4)%	$4,778

Commission income decreased $0.8 million to $1.8 million for the current quarter, compared with $2.6 million in the prior year period.  The decrease was primarily the result of a profitability management decision to move from 12-month term Automobile policies to 6-month policy terms in one of our largest programs enabling rate increases to take effect more quickly.  Increases in other income in Homeowners and Other largely offset the decline from Automobile.

The increase in  brokerage  revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in the second quarter of 2017 as compared to the second quarter of 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $6.0 million, or 12.2%, to $55.0 million for the three months ended June 30, 2017, compared with $49.0 million for the same three-month period last year.  Losses and LAE includes reported claims, whether paid or unpaid, as well as the provision of reserves for estimated reported claims.  Approximately $5 million of the increase in losses and LAE represents a volume variance driven strictly by growth in premiums in the second quarter of 2017 compared with the second quarter of 2016.  Losses were also impacted by claims, net of reinsurance of $2.8 million related to rainstorms, tornados, and other severe weather events during the quarter in the states of Florida, Louisiana and Texas.  Additionally, the Company experienced adverse development, net of reinsurance, of $3.1 million in Automobile and Homeowners. These increased losses were lower than the elevated level of losses in the second quarter of 2016 related to Homeowners’ adverse development and the impact of severe weather events, such as Tropical Storm Colin.  The remainder of the quarter-over-quarter variance is related to lower ceded losses in the 2017 quarter as a result of the expiration of the 30% Florida-only property quota share treaty.

During the quarter, we reclassified $3.5 million of net reserves related to our commercial general liability business, which resides in the Other line of business, to Homeowners.  This movement was a direct result of reassessing our reserves at a line of business level.  Previously, we assessed the adequacy of our loss reserves on a consolidated company basis.  This reclassification had no impact on net income on a consolidated basis and no impact to the overall consolidated net loss reserves.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses detail for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Commissions and other underwriting expenses:
Homeowners/Fire Florida	$14,407	$13,739
All other lines of business	8,210	7,027
Ceded commissions	(4,633)	(14,366)
Total commissions and other fees	17,984	6,400
Salaries and wages	3,728	2,711
Other underwriting expenses	8,485	6,860
Commissions and other underwriting expenses	$30,197	$15,971

Commissions and other underwriting expenses increased $14.2 million, or 89.1%, to $30.2 million for the three months ended June 30, 2017, compared with $16.0 million for the three months ended June 30, 2016. The increase was the result of higher acquisition costs in support of the premium growth in Homeowners and the lower ceded commissions from the expiration of the 30% Florida-only property quota share treaty on July 1, 2016.

Income Taxes

Income taxes increased $1.9 million, to $2.6 million for the three months ended June 30, 2017, compared with $0.7 million for the three months ended June 30, 2016. The change was due to an increase in taxable income.

Operating Results Overview - Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

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

The following table summarizes our unaudited results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in thousands)
Revenue:
Gross premiums written	$314,743	2.4%	$307,242
Gross premiums earned	298,541	12.5%	265,433
Ceded premiums	(136,889)	(9.0)%	(150,391)
Net premiums earned	161,652	40.5%	115,042
Net investment income	4,878	15.2%	4,234
Net realized investment gains	2,543	172.3%	934
Direct written policy fees	9,571	4.9%	9,127
Other income	9,637	9.2%	8,828
Total revenue	188,281	36.3%	138,165

Expenses:
Losses and LAE	108,722	35.5%	80,243
Commissions and other underwriting expenses	57,336	82.8%	31,364
General and administrative expenses	9,695	5.8%	9,167
Interest expense	166	(6.7)%	178
Total costs and expenses	175,919	45.4%	120,952

Income before income taxes	12,362	(28.2)%	17,213
Income taxes	4,573	(29.6)%	6,492
Net income	7,789	(27.3)%	10,721
Net (loss) income attributable to noncontrolling interest	(301)	(254.4)%	195
Net income attributable to FNHC	$8,090	(23.1)%	$10,526

Ratios to net premiums earned:
Net loss ratio	67.3%		69.8%
Net expense ratio	41.5%		35.2%
Combined ratio	108.7%		105.0%

The following table summarizes our unaudited results of operations for the six months ended June 30, 2017 and 2016 by line of business.

	Six Months Ended June 30,
	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(in thousands)
Revenue:
Gross premiums written	$272,847	$29,913	$11,983	$314,743	$260,315	$34,685	$12,242	$307,242
Gross premiums earned	256,706	30,407	11,428	298,541	231,824	22,416	11,193	265,433
Ceded premiums	(111,152)	(20,314)	(5,423)	(136,889)	(127,689)	(18,070)	(4,632)	(150,391)
Net premiums earned	145,554	10,093	6,005	161,652	104,135	4,346	6,561	115,042
Net investment income	—	—	4,878	4,878	—	—	4,234	4,234
Net realized investment gains	—	—	2,543	2,543	—	—	934	934
Direct written policy fees	4,629	4,622	320	9,571	4,288	4,500	339	9,127
Other income	5,485	2,487	1,665	9,637	3,908	3,520	1,400	8,828
Total revenue	155,668	17,202	15,411	188,281	112,331	12,366	13,468	138,165

Costs and expenses:
Losses and loss adjustment expenses	93,897	13,512	1,313	108,722	70,812	3,729	5,702	80,243
Commissions and other underwriting expenses	48,155	6,695	2,486	57,336	25,642	3,399	2,323	31,364
General and administrative expenses	7,373	350	1,972	9,695	7,094	300	1,773	9,167
Interest expense	166	—	—	166	178	—	—	178
Total costs and expenses	149,591	20,557	5,771	175,919	103,726	7,428	9,798	120,952

Income before income taxes	6,077	(3,355)	9,640	12,362	8,605	4,938	3,670	17,213
Income taxes	2,345	(1,294)	3,522	4,573	3,320	1,904	1,268	6,492
Net income	3,732	(2,061)	6,118	7,789	5,285	3,034	2,402	10,721
Net (loss) income attributable to noncontrolling interest	(301)	—	—	(301)	195	—	—	195
Net income attributable to FNHC shareholders	$4,033	$(2,061)	$6,118	$8,090	$5,090	$3,034	$2,402	$10,526

Ratios to net premiums earned:
Net loss ratio	64.5%	133.9%	21.9%	67.3%	68.0%	85.8%	86.9%	69.8%
Net expense ratio	38.1%	69.8%		41.5%	31.4%	85.1%		35.2%
Combined ratio	102.7%	203.7%		108.7%	99.4%	170.9%		105.0%

Revenue

Total revenue for the six months ended June 30, 2017 of $188.3 million increased $50.1 million, or 36.3%, compared to total revenue of $138.2 million in the same six-month period of 2016, due primarily to higher earned premiums and lower ceded premiums as described below.

Gross Premiums Written

The following table represents the gross premiums written detail by line of business for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Gross premiums written:
Homeowners/Fire Florida	$247,664	$244,020
Homeowners/Fire non-Florida	25,183	16,295
Automobile	29,913	34,685
Commercial general liability	6,222	7,322
Federal flood	5,761	4,920
Total gross premiums written	$314,743	$307,242

Gross written premiums increased $7.5 million, or 2.4%, to $314.7 million for the six months ended June 30, 2017, compared with $307.2 million for the same period last year. The increase predominantly reflects market share growth in Homeowners, which increased $12.5 million, or 4.8%, to $272.8 million for the six months ended June 30, 2017, compared with $260.3 million for the same six-month period last year. Gross written premiums for our personal automobile line of business decreased by $4.8 million to $29.9 million for the six months ended June 30, 2017, compared to $34.7 million in the prior year period. The decrease in Automobile related to moving two of our programs into run-off during the second half of 2016, thus reducing the premiums being written in the first half of 2017.

Gross Premiums Earned

The following table represents the gross premiums earned detail by line of business for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Gross premiums earned:
Homeowners/Fire Florida	$237,376	$219,185
Homeowners/Fire non-Florida	19,330	12,639
Automobile	30,407	22,416
Commercial general liability	6,334	6,921
Federal flood	5,094	4,272
Total gross premiums earned	$298,541	$265,433

Gross premiums earned increased $33.2 million, or 12.5%, to $298.6 million for the six months ended June 30, 2017, compared with $265.4 million for the same period last year, driven by higher gross written premiums in Homeowners spanning all states and to a lesser extent by growth in Automobile.

Ceded Premiums Earned

Ceded premiums earned decreased by $13.5 million, or 9.0%, to $136.9 million for the six months ended June 30, 2017, compared with $150.4 million in the same period last year. This decrease was driven primarily by the expiration of the 30% Florida-only property quota share treaty, which ended on July 1, 2016.  The effect of this expiration was partially offset by additional excess-of-loss reinsurance costs purchased for the 2016-2017 reinsurance programs, which became effective on June 1, 2016 and July 1, 2016.  Additionally, in Automobile, ceded premiums as a percentage of gross premiums earned decreased to 67% in the first half of 2017 compared with 81% in the same period last year.  This decrease is the result of one of our auto programs exceeding the premium limit in the related reinsurance treaty.  This program was terminated effective July 1, 2017.

Net Investment Income

Net investment income increased $0.6 million, or 15.2%, to $4.9 million during the six months ended June 30, 2017, compared to $4.2 million during the six months ended June 30, 2016.  This increase was primarily driven by growth in our fixed income portfolio. In addition, the yield on our fixed income portfolio was 3.0% and 2.4% for the six months ended June 30, 2017 and 2016, respectively. The increase in yield was the result of portfolio repositioning during the first quarter of 2017, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.  A portion of the increase in net investment income will be offset by higher federal income taxes, given that going forward a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment Gains

Net realized investment gains increased $1.6 million, to $2.5 million for the six months ended June 30, 2017, compared to $0.9 million in the same period in 2016. This increase was driven by a redistribution of a portion of our equity portfolio between our investment managers during the first half of 2017.

Other Income

Other income increased $0.8 million, or 9.2%, to $9.6 million for the six months ended June 30, 2017, compared with $8.8 million in the same period in 2016. The following table represents the other income detail as follows:

	Six Months Ended
	June 30,
	2017	% Change	2016
	(Dollars in thousands)
Other income:
Commission income	$3,832	(18.1)%	$4,677
Brokerage	4,708	52.8%	3,081
Finance	1,097	2.5%	1,070
Total other income	$9,637	9.2%	$8,828

Commission income decreased $0.8 million to $3.8 million for the six months ended June 30, 2017, compared with $4.7 million in the prior year period.  The decrease was primarily the result of a profitability management decision to move from 12-month term Automobile policies to 6-month policy terms in one of our largest programs enabling rate increases to take effect more quickly.  Increases in other income in Homeowners and Other largely offset the decline from Automobile.

The increase in brokerage  revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in the first half of 2017 as compared to the same period in 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $28.5 million, or 35.5%, to $108.7 million for the six months ended June 30, 2017, compared with $80.2 million for the same six-month period last year.  Losses and LAE includes reported claims, whether paid or unpaid, as well as the provision of reserves for estimated reported claims.  Approximately $9 million of the increase in losses and LAE represents a volume variance driven strictly by growth in premiums in the first half of 2017 compared with the same period in 2016.  Losses were also impacted by claims, net of reinsurance of $7.6 million related to rainstorms, tornados, and other severe weather events during the period in the states of Florida, Louisiana and Texas.  Additionally, the Company experienced adverse development, net of reinsurance, of $3.3 million in Automobile and Homeowners. These increased losses were lower than the elevated level of losses in the first half of 2016 related to Homeowners’ adverse development and the impact of severe weather events.  The remainder of the variance is related to lower ceded losses in 2017 as a result of the expiration of the 30% Florida-only property quota share treaty, as noted above.

During the second quarter of 2017, we reclassified $3.5 million of net reserves related to our commercial general liability business, which resides in the Other line of business, to Homeowners.  This movement was a direct result of reassessing our reserves at a line of business level.  Previously, we assessed the adequacy of our loss reserves on a consolidated company basis.  This reclassification had no impact on net income on a consolidated basis and no impact to the overall consolidated net loss reserves.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses detail for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Commissions and other underwriting expenses:
Homeowners/Fire Florida	$28,464	$26,025
All other lines of business	16,734	13,022
Ceded commissions	(9,696)	(27,788)
Total commissions and other fees	35,502	11,259
Salaries and wages	7,403	6,809
Other underwriting expenses	14,431	13,296
Commissions and other underwriting expenses	$57,336	$31,364

Commissions and other underwriting expenses increased $26.0 million, or 82.8%, to $57.3 million for the six months ended June 30, 2017, compared with $31.4 million for the six months ended June 30, 2016. The increase was the result of higher acquisition costs in support of the premium growth in Homeowners and the lower ceded commissions from the expiration of the 30% Florida-only property quota share treaty on July 1, 2016.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 5.8%, to $9.7 million for the six months ended June 30, 2017, compared with $9.2 million for the six months ended June 30, 2016. The increase is primarily driven by an increase in legal and professional fees, which includes audit, tax and actuarial fees.

Income Taxes

Income taxes decreased $1.9 million, or 29.6%, to $4.6 million for the six months ended June 30, 2017, compared with $6.5 million for the six months ended June 30, 2016. The change was due to a decrease in taxable income

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims and operating expenses. As of June 30, 2017,  the Company held $434.8 million in investments. Cash and cash equivalents increased $24.9 million, to $99.5 million as of June 30, 2017, compared with $74.6 million as of December 31, 2016. Total shareholders’ equity increased $1.9 million, to $239.8 million as of June 30, 2017, compared with $237.9 million as of December 31, 2016.

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

Operating Activities

Net cash provided by operating activities increased to $57.0 million in the six months ended June 30, 2017 from $53.7 million in the same period in 2016. This increase primarily reflects the increases in prepaid reinsurance premiums, reinsurance recoverable, and premiums receivable, partly offset by decreases in loss and LAE reserves, unearned premiums, and reinsurance payables.

Investing Activities

Net cash used in investing activities of $21.9 million in the six months ended June 30, 2017 related to purchases of investment securities of $182.9 million, partly offset by sales, maturities and redemptions of our investment securities of $161.4 million. Net cash used in investing activities of $22.5 million in the six months ended June 30, 2016 related to purchases of investment securities of $141.3 million, partly offset by sales, maturities and redemptions of our investment securities of $119.7 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 of $10.2 million, primarily reflects repurchases of our common stock of $8.1 million and dividend payments of $2.1 million,  representing a dividend of $0.08 per share, per quarter, declared in each of March 2017 and November 2016. Net cash used in financing activities of $4.2 million for the six months ended June 30, 2016 reflects dividend payments of $2.4 million and repurchases of our common stock of $2.4 million, partially offset by tax benefits related to share-based compensation of $0.6 million.

Dividends and Common Stock Repurchases

In March 2017, our Board of Directors declared a $0.08 per common share dividend, paid in June 2017,  to shareholders of record on May 1, 2017, amounting to $1.1 million. In June 2017, our Board of Directors declared a $0.08 per common share dividend payable on September 1, 2017 to shareholders of record on August 1, 2017. Based on the number of shares of common stock outstanding as of June 30, 2017, the anticipated cash outflow would be $1.1 million in the third quarter of 2017. We currently expect to continue to declare and pay quarterly dividends of similar amounts.

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

During the first six months of 2017, we repurchased 0.5 million shares of common stock for $8.1 million, including commissions.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2017.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2016 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2017, approximately 90% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

There have been no material changes to the Company’s exposures to market risks since December 31, 2016. Please refer to the 2016 Form 10-K for a complete discussion of the Company’s exposures to market risks.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of June 30, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the six months ended June 30, 2017  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants.  Mr. Prygelski sought to dismiss the case and compel arbitration, which was denied by the court.  The Company’s motion for preliminary (temporary) injunctive relief was also denied by the court. The parties have each filed claims in arbitration, which remain pending.  Because of the relatively early stage of this matter, there can be no assurances as to its outcome.  The Company has not recognized a gain contingency in its financial statements as of June 30, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following tables set forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2017 by or on behalf of FNHC. All purchases were made in the open market or under Rule 10b5-1 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
April 2017 (1)	239,673	$16.05	239,673	$5,672,660
May 2017	130,688	$15.54	130,688	$3,641,968
June 2017	20,562	$15.74	20,562	$3,318,326

(1)	In March 2017, our Board of Directors authorized an additional $10 million share buyback program to repurchase shares of common stock through March 31, 2018.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as amended, of Federated National Holding Company*
3.2	Amended and Restated Bylaws, as amended, of Federated National Holding Company*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document**

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

Date: August 9, 2017