Form 10-Q
period 2017-09-30
FEDERATED NATIONAL HOLDING CO
filed 2017-11-09
CIK 1069996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 6, 2017, the registrant had 13,053,281 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $419,243 and
$376,644, respectively)	$422,359	$374,756
Debt securities, held-to-maturity, at amortized cost	5,410	5,551
Equity securities, available-for-sale, at fair value (cost of $14,531 and $24,163, respectively)	15,575	29,375
Total investments (including $29,878 and $28,704 related to the VIE, respectively)	443,344	409,682

Cash and cash equivalents (including $13,952 and $15,668 related to the VIE, respectively)	81,535	74,593
Prepaid reinsurance premiums	189,957	156,932
Premiums receivable, net of allowance of $93 and $55, respectively
(including $926 and $1,584 related to the VIE, respectively)	55,145	54,854
Reinsurance recoverable, net	338,015	48,530
Deferred acquisition costs	38,958	37,477
Income taxes receivable	20,707	13,871
Property and equipment, net	4,202	4,194
Other assets (including $2,699 and $635 related to the VIE, respectively)	9,607	11,509
TOTAL ASSETS	$1,181,470	$811,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$461,541	$158,476
Unearned premiums	312,227	294,022
Reinsurance payable	126,479	79,154
Debt from consolidated variable interest entity	4,925	4,909
Deferred income taxes, net	8,769	1,433
Other liabilities	38,766	35,792
Total liabilities	952,707	573,786
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized;
13,053,281 and 13,473,120 shares issued and outstanding, respectively	130	134
Additional paid-in capital	139,161	136,779
Accumulated other comprehensive income	2,713	1,941
Retained earnings	70,265	80,275
Total shareholders’ equity attributable to Federated National Holding Company shareholders	212,269	219,129
Noncontrolling interest	16,494	18,727
Total shareholders’ equity	228,763	237,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,181,470	$811,642

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Net premiums earned	$78,663	$69,405	$240,315	$184,447
Net investment income	2,603	2,164	7,481	6,398
Net realized investment gains	6,101	1,126	8,644	2,060
Direct written policy fees	3,651	4,318	13,222	13,445
Other income	4,874	4,493	14,511	13,321
Total revenue	95,892	81,506	284,173	219,671

Costs and expenses:
Losses and loss adjustment expenses	72,935	45,973	181,657	126,216
Commissions and other underwriting expenses	29,242	29,868	86,578	61,232
General and administrative expenses	5,042	4,044	14,737	13,211
Interest expense	81	81	247	259
Total costs and expenses	107,300	79,966	283,219	200,918

(Loss) income before income taxes	(11,408)	1,540	954	18,753
Income taxes	(4,223)	102	350	6,594
Net (loss) income	(7,185)	1,438	604	12,159
Net (loss) income attributable to noncontrolling interest	(1,674)	44	(1,975)	239
Net (loss) income attributable to Federated National
Holding Company shareholders	$(5,511)	$1,394	$2,579	$11,920

Net (loss) income per share attributable to Federated National
Holding Company shareholders:
Basic	$(0.42)	$0.10	$0.20	$0.86
Diluted	$(0.42)	$0.10	$0.19	$0.85

Weighted average number of shares of common stock
outstanding:
Basic	13,135	13,780	13,211	13,807
Diluted	13,135	13,943	13,302	13,999

Dividends declared per share of common stock	$0.08	$0.08	$0.24	$0.17

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(7,185)	$1,438	$604	$12,159
Change in net unrealized gains on investments,
available-for-sale	(4,088)	(774)	836	8,316
Comprehensive (loss) income before income taxes	(11,273)	664	1,440	20,475

Income tax benefit (expense) related to items of other
comprehensive income	1,643	152	(322)	(3,197)
Comprehensive income (loss)	(9,630)	816	1,118	17,278

Less: comprehensive (loss) income attributable to
noncontrolling interest	(1,674)	44	(2,233)	543
Comprehensive (loss) income attributable to Federated National
Holding Company shareholders	$(7,956)	$772	$3,351	$16,735

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2016	$—	13,473,120	$134	$136,779	$1,941	$80,275	$219,129	$18,727	$237,856
Net income (loss)	—	—	—	—	—	2,579	2,579	(1,975)	604
Other comprehensive income (loss)	—	—	—	—	772	—	772	(258)	514
Dividends declared	—	—	—	—	—	(3,189)	(3,189)	—	(3,189)
Shares issued under share-
based compensation plans	—	159,014	—	103	—	—	103	—	103
Repurchases of common stock	—	(578,853)	(4)	—	—	(9,400)	(9,404)	—	(9,404)
Share-based compensation	—	—	—	2,279	—	—	2,279	—	2,279
Balance as of September 30, 2017	$—	13,053,281	$130	$139,161	$2,713	$70,265	$212,269	$16,494	$228,763

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash flow from operating activities:
Net income	$604	$12,159
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(8,644)	(2,060)
Amortization of investment premium or discount, net	3,065	3,910
Depreciation and amortization	312	620
Share-based compensation	2,279	4,001
Tax impact related to share-based compensation	(150)	—
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(33,025)	(29,125)
Premiums receivable, net	(291)	(25,011)
Reinsurance recoverable, net	(289,485)	(12,437)
Deferred acquisition costs	(1,481)	(25,699)
Income taxes receivable, net	(6,836)	(14,858)
Loss and loss adjustment expense reserves	303,065	30,146
Unearned premiums	18,205	55,323
Reinsurance payable	47,325	91,133
Deferred income taxes, net of other comprehensive income	2,436	5,491
Other, net	4,871	5,676
Net cash provided by operating activities	42,250	99,269
Cash flow used in investing activities:
Proceeds from sales of equity securities	57,016	14,322
Proceeds from sales of debt securities	195,090	129,483
Purchases of equity securities	(34,339)	(14,036)
Purchases of debt securities	(268,999)	(174,540)
Maturities and redemptions of debt securities	28,718	8,079
Purchases of property and equipment	(304)	(1,573)
Net cash used in investing activities	(22,818)	(38,265)
Cash flow from financing activities:
Tax impact related to share-based compensation	—	843
Purchases of FNHC common stock	(9,404)	(5,482)
Issuance of common stock for share-based awards	103	360
Dividends paid	(3,189)	(3,563)
Net cash used in financing activities	(12,490)	(7,842)
Net increase in cash and cash equivalents	6,942	53,162
Cash and cash equivalents at beginning of period	74,593	53,038
Cash and cash equivalents at end of period	$81,535	$106,200

See accompanying notes to unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(Continued)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(414)	$14,360
Non-cash investing and finance activities:
Accrued dividends payable	$1,065	$1,134

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

Partnerships

We entered into an Insurance Agency Master Agreement with Ivantage Select Agency, Inc., (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners’ and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners’ premiums we underwrote in the three months ended September 30, 2017 and 2016,  25.5% and 24.7%, respectively, were from Allstate’s network of Florida agents. For the nine months ended September 30, 2017 and 2016, 24.5% and 23.9%, respectively, of the homeowners’ premiums we underwrote were from Allstate’s network of Florida agents.

Additionally, we have a managing general underwriting agreement with SageSure Insurance Managers (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners’ premiums we underwrote in the three months ended September 30, 2017 and 2016,  10.7% and 7.3%, respectively, were underwritten by SageSure. For the nine months ended September 30, 2017 and 2016, 9.7% and 6.6%, respectively, were underwritten by SageSure.

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

This report should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K (the “2016 Form 10-K”).

2. SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2016 Form 10-K. There have been no significant changes in our significant accounting policies for the nine months ended September 30, 2017.

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

Reclassifications

 As disclosed in our 2017 second quarter Form 10-Q, during the second quarter of 2017 we re-assessed the income statement classification of ceded commission income and salaries and wages from our claims department.  As a result of this re-assessment, we have adjusted the historical income statement classification of these items as follows:

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

As a result, these reclassified items impacted the following income statement line items for the three and nine months ended September 30, 2016:

•	Other income decreased by $2.3 million and $8.1 million, respectively,
•	Loss and loss adjustment expenses increased by $2.4 million and $6.0 million, respectively, and
•	Commissions and other underwriting expenses decreased by $4.6 million, and $14.2 million, respectively.

The reclassifications above had the following impact on our net loss ratios, net expense ratios and combined ratios for the three and nine months ended September 30, 2016:

•	Net loss ratio increased by 3.4% and 3.3%, respectively,
•	Net expense ratio decreased by 6.7% and 7.7%, respectively, and
•	Combined ratio decreased by 3.3% and 4.4%, respectively.

Finally, the reclassifications impacted the following balance sheet line items as of December 31, 2016:

•	Deferred policy acquisition costs decreased by $1.5 million,
•	Loss and loss adjustment expense reserves increased by $0.4 million, and
•	Other liabilities decreased by $1.9 million.

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted these amendments effective January 1, 2017, resulting in $0.2 million of discrete income tax deficiencies reflected as a component of the income tax provision on the Consolidated Statements of Operations. Additionally, ASU 2016-09 requires excess tax benefits be presented within the statement of cash flows as an operating activity rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $0.2 million decrease in cash provided by operating activities for the nine months ended September 30, 2017. Further, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company's weighted average number of diluted common shares outstanding by 9,334 and 14,102 shares in the third quarter and first nine months of 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This authoritative guidance replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects that consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. The guidance may be applied using one of the two following methods: (1) retrospectively to each prior reporting periods presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. In addition, during 2016 the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, all of which clarify certain implementation guidance within ASU 2014-09. We will adopt this accounting standard update effective January 1, 2018 using the modified retrospective approach.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method  investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this ASU effective January 1, 2018. The provisions of this update are not expected to have a material impact on our consolidated statements of cash flows.

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

The Company’s financial instruments measured at fair value and the level of the fair value hierarchy of inputs used were as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$69,855	$46,355	$—	$116,210
Obligations of states and political subdivisions	1,632	71,367	—	72,999
Corporate	469	218,932	—	219,401
International	—	13,749	—	13,749
	71,956	350,403	—	422,359

Equity securities	15,575	—	—	15,575

Total investments	$87,531	$350,403	$—	$437,934

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$36,560	$25,645	$—	$62,205
Obligations of states and political subdivisions	—	151,183	—	151,183
Corporate	—	149,505	—	149,505
International	—	11,863	—	11,863
	36,560	338,196	—	374,756

Equity securities	28,960	415	—	29,375

Total investments	$65,520	$338,611	$—	$404,131

The Company’s held-to-maturity debt securities are reported on the consolidated balance sheets at amortized cost and disclosed at fair value in Note 4 herein. The fair values of these securities are classified within Level 1 and Level 2 of the fair value hierarchy and consist of United States government obligations and authorities, corporate securities, and international securities. The fair value of the securities classified as Level 1 was $3.9 million as of September 30, 2017 and December 31, 2016. The fair value of the securities classified as Level 2 was $1.4 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively.

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

4. INVESTMENTS

Unrealized Gains and Losses

The following table details the difference between amortized cost or cost and estimated fair value, by major investment category, at September 30, 2017 and at December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
September 30, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$116,390	$421	$601	$116,210
Obligations of states and political subdivisions	72,372	792	165	72,999
Corporate	216,923	2,897	419	219,401
International	13,558	193	2	13,749
	419,243	4,303	1,187	422,359

Debt securities - held-to-maturity:
United States government obligations and authorities	4,156	18	91	4,083
Corporate	1,189	28	—	1,217
International	65	1	—	66
	5,410	47	91	5,366
Equity securities	14,531	1,312	268	15,575
Total investments	$439,184	$5,662	$1,546	$443,300

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$62,881	$177	$853	$62,205
Obligations of states and political subdivisions	152,823	427	2,067	151,183
Corporate	149,053	1,347	895	149,505
International	11,887	95	119	11,863
	376,644	2,046	3,934	374,756

Debt securities - held-to-maturity:
United States government obligations and authorities	4,163	22	118	4,067
Corporate	1,317	20	2	1,335
International	71	—	—	71
	5,551	42	120	5,473
Equity securities	24,163	5,500	288	29,375
Total investments	$406,358	$7,588	$4,342	$409,604

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Gross realized gains:
Debt securities	$618	$897	$1,471	$2,822
Equity securities	6,527	597	9,776	1,752
Total gross realized gains	7,145	1,494	11,247	4,574

Gross realized losses:
Debt securities	(103)	(20)	(1,293)	(614)
Equity securities	(941)	(348)	(1,310)	(1,900)
Total gross realized losses	(1,044)	(368)	(2,603)	(2,514)
Net realized gains on investments	$6,101	$1,126	$8,644	$2,060

Contractual Maturity

The amortized cost and estimated fair value of debt securities as of September 30, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Amortized
	Cost	Fair Value
Securities with maturity dates:	(in thousands)
Debt securities, available-for-sale:
One year or less	$37,940	$37,968
Over one through five years	196,630	198,180
Over five through ten years	182,560	184,199
Over ten years	2,113	2,012
	419,243	422,359
Debt securities, held-to-maturity:
One year or less	170	170
Over one through five years	4,114	4,065
Over five through ten years	1,126	1,131
	5,410	5,366
Total	$424,653	$427,725

Net Investment Income

The following table provides a detail of the Company’s net investment income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$2,492	$1,963	$7,073	$5,801
Dividends income	111	201	408	597
Net investment income	$2,603	$2,164	$7,481	$6,398

Aging of Gross Unrealized Losses

As of September 30, 2017 and December 31, 2016, gross unrealized losses and related fair values for available-for-sale debt securities and equity securities, grouped by duration of time in a continuous unrealized loss position, were as follows:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$67,924	$527	$5,820	$74	$73,744	$601
Obligations of states and political subdivisions	15,454	135	2,966	30	18,420	165
Corporate	58,838	340	3,971	79	62,809	419
International	1,383	2	—	—	1,383	2
	143,599	1,004	12,757	183	156,356	1,187

Equity securities	3,478	267	242	1	3,720	268

Total investments	$147,077	$1,271	$12,999	$184	$160,076	$1,455

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016			(in thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$45,255	$850	$111	$3	$45,366	$853
Obligations of states and political subdivisions	103,724	2,066	1,007	1	104,731	2,067
Corporate	59,970	864	2,427	31	62,397	895
International	5,925	119	5	—	5,930	119
	214,874	3,899	3,550	35	218,424	3,934

Equity securities	4,701	253	434	35	5,135	288

Total investments	$219,575	$4,152	$3,984	$70	$223,559	$4,222

As of September 30, 2017, the Company held a total of 614 debt and equity securities that were in an unrealized loss position, of which 25 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2016, the Company held a total of 1,132 debt and equity securities that were in an unrealized loss position, of which 36 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

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

During the Company’s quarterly evaluation of its securities for impairment, there were no OTTI losses identified in our investments in debt and equity securities during the three and nine months ended September 30, 2017 and 2016.

Collateral Deposits

As of September 30, 2017, investments with fair values of approximately $12.9 million, the majority of which were debt securities, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

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

FNIC’s 2016-2017 reinsurance programs, costing $179.5 million, included $125.6 million for the private reinsurance for FNIC’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with $53.9 million payable to the FHCF. The combination of private and FHCF reinsurance treaties afforded FNIC with $2.23 billion of aggregate coverage with a maximum single event coverage totaled $1.59 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida was $18.45 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Texas, Alabama, and South Carolina to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.45 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could have been as low as $8.0 million.

Additionally, the Company’s private market excess of loss treaties became effective June 1, 2016 and July 1, 2016, and all private layers, except the FHCF supplemental layer reinsurance contract, have prepaid automatic reinstatement protection, which afforded us additional coverage against multiple catastrophic events in the same hurricane season. The Company obtained multiple year protection for a portion of its program; as a result, some of the coverage expired on June 30, 2017, and a portion of the coverage will remain in-force one additional treaty year until June 30, 2018. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all private layers attach after $18.45 million in losses for FNIC’s Florida exposure. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted.

FNIC’s 2017-2018 reinsurance programs are estimated to cost $176.9 million which includes approximately $125.1 million for the private reinsurance for FNIC’s Florida exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $49.9 million payable to the FHCF.  The combination of private and FHCF reinsurance treaties will afford FNIC approximately $2.14 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.5 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2017 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18 million, down slightly from the 2016-2017 reinsurance programs.

FNIC’s private market excess of loss treaties, covering both Florida and Non-Florida exposures, are effective June 1, 2017 and July 1, 2017, and all private layers have prepaid automatic reinstatement protection, except the FHCF supplemental layer reinsurance contract, which affords FNIC additional coverage for subsequent events.  The reinsurance program includes multiple year protection with $89 million of new multiple year protection this year and $156 million of renewing multiple year protection from last year.  These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $25.1 million in losses for FNIC’s exposure.  If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place.  Additionally, any unused layer protection drops down for subsequent events until exhausted.  FNIC purchased an underlying limit of protection for $7.1 million excess of $18 million with prepaid automatic reinstatement protection.  These treaties are with reinsurers that currently have an A.M. Best Company (“AM Best”) or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s Non-Florida excess of loss reinsurance treaties affords us up to an additional $21 million of aggregate coverage with first event coverage totaling $5 million and second event coverage up to $16 million.  The Non-Florida retention is lowered to $13 million for the first event and $2 million for the second event (for hurricane losses only) on a gross basis though it is reduced to $6.5 million and $1 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our Non-Florida property business. FNIC’s Non-Florida reinsurance program cost includes $1.9 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

MNIC’s 2016-2017 catastrophe reinsurance program, which ran from either June 1 to May 31 or June 1 to June 30 (13 month period), consisted of the FHCF and private market excess of loss treaties. All private layers had prepaid automatic reinstatement protection, which afforded MNIC additional coverage, and had a cascading feature such that substantially all layers attached at $3.4 million for MNIC's Florida exposure.

MNIC’s 2017-2018 reinsurance programs are estimated to cost $5.04 million which includes approximately $3.23 million for the private reinsurance as described below, along with approximately $1.81 million payable to FHCF. The combination of private and FHCF reinsurance treaties will afford Monarch National approximately $105.79 million of aggregate coverage with a maximum single event coverage totaling approximately $64.86 million, exclusive of retentions.  Monarch National’s FHCF participation is at 75% for the 2017 hurricane season.

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

FNIC bound a new 10% quota-share on its Florida homeowners book of business, which became effective on July 1, 2017 and excludes named storms. Prior to this treaty, the Company’s property quota share treaties consisted of two different treaties, one for 30% which became effective July 1, 2014, and the other for 10% which became effective July 1, 2015, each of which ran for a two-year period. The combined treaties provided a 40% quota-share reinsurance on covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts. On July 1, 2017, the 10% property quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 10% of its unearned premiums and losses. The reinsurers remain liable for 10% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

On July 1, 2016, the 30% property quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 30% of its unearned premiums and losses. The reinsurers remain liable for 30% of the paid losses occurring during the term of the treaty, until the treaty is commuted.

The Company’s private passenger automobile quota share treaties are typically one-year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede approximately 75% of all written premiums entered into by the Company.

Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled $2.6 million as of September 30, 2017 and as of December 31, 2016. Fully funded trust agreements securing these risks for MNIC totaled $0.3 million as of September 30, 2017 and as of December 31, 2016.

Reinsurance Recoverables

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. The following table presents reinsurance recoverables as reflected in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(in thousands)
Reinsurance recoverable on paid losses	$11,973	$7,451
Reinsurance recoverable on unpaid losses	326,042	41,079
Reinsurance recoverable, net	$338,015	$48,530

As of September 30, 2017, reinsurance recoverables, net includes $288.6 million relating to loss recoveries from the impact of Hurricane Irma, which made landfall in the United States as a Category 4 hurricane on September 10, 2017. Approximately 11% and 19% of the reinsurance recoverable at September 30, 2017 was concentrated in two reinsurers related to Hurricane Irma.  Additionally, these two reinsurers and all other reinsurers in our excess-of-loss reinsurance programs have an AM Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Premiums Written and Earned

The following table presents premiums written and earned for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net premiums written:
Direct	$154,782	$161,137	$469,525	$468,379
Ceded	(148,623)	(96,327)	(254,911)	(259,307)
	$6,159	$64,810	$214,614	$209,072
Net premiums earned:
Direct	$152,779	$147,624	$451,320	$413,056
Ceded	(74,116)	(78,219)	(211,005)	(228,609)
	$78,663	$69,405	$240,315	$184,447

6.  LOSS AND LOSS ADJUSTMENT EXPENSE (“LAE”) RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, consideration for anticipated subrogation recoveries that will offset future loss payments, anticipated future claim development and incurred but not yet reported (“IBNR”) claims.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Gross reserves, beginning of period	$158,476	$97,340
Less: reinsurance recoverable (1)	(41,079)	(7,496)
Net reserves, beginning of period	117,397	89,844

Incurred loss, net of reinsurance, related to:
Current year	178,299	115,270
Prior years	3,358	10,946
Total incurred loss and LAE, net of reinsurance	181,657	126,216

Paid loss, net of reinsurance, related to:
Current year	106,233	46,073
Prior years	57,322	53,526
Total paid loss and LAE, net of reinsurance	163,555	99,599

Net reserves, end of period	135,499	110,428
Plus: reinsurance recoverable (1)	326,042	17,057
Gross reserves, end of period	$461,541	$127,485

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota share treaties, which ended on July 1, 2016 and 2017, respectively.  These agreements included a profit share (experience account) provision, under which the Company will receive ceded premium adjustments at the end of the treaty to the extent there is a positive balance in the experience account.  This experience account is based on paid losses rather than incurred losses.  Due to the retrospectively-rated nature of this treaty, when the experience account is positive we cede losses under these treaties as the claims are paid with an equal and offsetting adjustment to ceded premiums (in recognition of the related change to the experience account receivable), with no impact on net income.  For purposes of this disclosure, we classify paid losses ceded in the current year as relating to the current year, even if the ceded claim paid was incurred in a prior year.  This matches the ceded paid losses with the year in which the loss and loss adjustment expenses caption in our statement of operations was impacted, and results in the prior year development amounts of $3.4 million and $10.9 million for the nine months ended September 30, 2017 and 2016, respectively, being representative of the pre-tax impact on net income from prior year development.  For the nine months ended September 30, 2017 and 2016, $11.4 million and $15.4 million, respectively, of paid ceded losses were classified as ‘current year’.

We believe this presentation is consistent with the purpose of this disclosure and effectively provides users of the financial statements with the pre-tax net income impact of prior year development, inclusive of the negative change in the experience account that is attributable to prior accident years.

During the nine months ended September 30, 2017, the Company experienced $3.4 million of unfavorable loss and LAE reserve development on prior accident years primarily in its Homeowners line of business.  The Homeowners’ unfavorable development primarily relates to the continued impact from assignment of benefits and related ligation costs in the state of Florida.

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

8.  INCOME TAXES

The provision for income tax expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Federal:
Current	$(4,594)	$(10,433)	$(3,547)	$(2,275)
Deferred	1,176	10,709	4,084	8,222
Federal income tax expense	(3,418)	276	537	5,947
State:
Current	(590)	(1,960)	(440)	(613)
Deferred	(215)	1,786	253	1,260
State income tax expense	(805)	(174)	(187)	647
Total income tax expense	$(4,223)	$102	$350	$6,594

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Computed expected tax expense provision, at federal rate	$(3,993)	$552	$334	$6,604
State tax, net of federal tax benefit	(321)	(148)	55	396
Other	91	(302)	(39)	(406)
Total income tax expense	$(4,223)	$102	$350	$6,594

The Company files income tax returns in the U.S. federal jurisdiction and various states and local jurisdictions. MNHC, a wholly owned subsidiary of the consolidated VIE, is currently under Federal audit for tax year 2015.  As of September 30, 2017, except for the MNHC 2015 Federal income tax return audit, no other open tax years are under examination by the IRS or any material state and local jurisdictions

The Company adopted ASU 2016-09 in the first quarter of 2017 which requires the recognition of excess tax benefits and tax deficiencies within income tax (benefit) expense in the Consolidated Statements of Operations (see Note 2). The Company elected to apply this change in presentation prospectively from the beginning of fiscal year 2017, thus prior periods have not been adjusted. This adoption resulted in the recognition of $0.4 million, pre-tax, of excess tax deficiencies for the nine months ended September 30, 2017. This change could create volatility in the Company's effective tax rate in future periods. During the nine months ended September 30,

2016, excess tax benefits were recorded in shareholders’ equity within the Consolidated Balance Sheets instead of income tax expense within the Consolidated Statements of Operations.

As of September 30, 2017 and December 31, 2016, there are no uncertain tax positions.

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

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota. Mutual has initiated an arbitration proceeding before the American Arbitration Association (the “AAA”) in which it claims FNHC’s use of the mark “FEDNAT” violates Mutual’s trademark rights in the word “FEDERATED.”  An arbitrator has been selected, and discovery is ongoing.   FNHC is vigorously defending against Mutual’s claims, although there can be no assurances as to the outcome of the arbitration proceeding.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants.  The Company’s motion for preliminary (temporary) injunctive relief was also denied by the court. The parties have each filed claims in arbitration, which remain pending, along with litigation seeking injunctive relief.  Because of the relatively early stage of this matter, there can be no assurances as to its outcome.

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

FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of September 30, 2017. Future assessments by this association are undeterminable at this time.

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

Pursuant to our Board of Directors’ authorizations, the Company repurchased 578,853 shares of its common stock at a total cost of $9.4 million, which is an average price per share of $16.24, during the nine months ended September 30, 2017.  As of September 30, 2017, the remaining availability for future repurchases of our common stock was $2.0 million.

Share-Based Compensation Expense

The following table provides certain information in connection with the Company’s share-based compensation arrangements for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Restricted stock	$866	$525	$2,279	$3,158
Stock options	—	—	—	—
Total share-based compensation expense	$866	$525	$2,279	$3,158

Intrinsic value of options exercised	$30	$125	$36	$137
Fair value of restricted stock vested	$686	$1,069	$2,191	$3,961

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity for the period from January 1, 2017 to September 30, 2017 is as follows:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2017	79,484	$3.70
Granted	—	$—
Exercised	(28,500)	$3.70
Cancelled	—	$—
Outstanding at September 30, 2017	50,984	$3.70

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. The accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and the accelerated basis for performance‑based awards with graded vesting.  Certain cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. This value is recognized as expense over the service period using the straight‑line recognition method.

During the first nine months of 2017 and 2016, the Board of Directors granted 106,454 and 128,472 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

The following table summarizes RSA activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	337,203	$19.69
Granted	106,454	$17.95
Vested	(130,514)	$16.79
Cancelled	(4,860)	$19.79
Outstanding at September 30, 2017	308,283	$20.31

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income

The following table presents a reconciliation of the changes in accumulated other comprehensive income during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$8,247	$(3,164)	$5,083	$15,201	$(5,596)	$9,605
Other comprehensive income before reclassifications	2,013	(710)	1,303	690	(186)	504
Reclassification adjustment for realized (gains) losses included
in net income	(6,101)	2,353	(3,748)	(1,464)	338	(1,126)
	(4,088)	1,643	(2,445)	(774)	152	(622)
Accumulated other comprehensive income, end of period	$4,159	$(1,521)	$2,638	$14,427	$(5,444)	$8,983

	Nine Months Ended September 30,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income,
beginning of period	$3,323	$(1,199)	$2,124	$6,111	(2,247)	$3,864
Other comprehensive income before reclassifications	9,480	(3,656)	5,824	11,296	(4,117)	7,179
Reclassification adjustment for realized (gains) losses included
in net income	(8,644)	3,334	(5,310)	(2,980)	920	(2,060)
	836	(322)	514	8,316	(3,197)	5,119
Accumulated other comprehensive income, end of period	$4,159	$(1,521)	$2,638	$14,427	$(5,444)	$8,983

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including outstanding unvested restricted stock awards and vested restricted stock awards during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

During the three months ended September 30, 2017, the Company was in a net loss position and therefore did not take antidilution into account for the calculation of diluted EPS. For the three months ended September 30, 2016, the computations of diluted EPS available to our shareholders do not include approximately 0.2 million stock options and RSAs,  as the effect of their inclusion would have been antidilutive to earnings per share. Additionally, the computation of diluted EPS for the nine months ended September 30, 2017 and 2016 did not include 0.1 million and 0.2 million stock options and RSAs, respectively, as the effect of their inclusion would have been antidilutive to earnings per share.

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income attributable to Federated National Holding
Company shareholders	$(5,511)	$1,394	$2,579	$11,920
Weighted average number of common shares outstanding -
basic	13,135	13,780	13,211	13,807
Net (loss) income per share - basic	$(0.42)	$0.10	$0.20	$0.86

Weighted average number of common shares outstanding -
basic	13,135	13,780	13,211	13,807
Dilutive effect of stock compensation plans	-	163	91	192
Weighted average number of common shares outstanding -
diluted	13,135	13,943	13,302	13,999
Net (loss) income per share - diluted	$(0.42)	$0.10	$0.19	$0.85

Dividends per share	$0.08	$0.08	$0.24	$0.17

Dividends Declared

In March 2017, our Board of Directors declared a $0.08 per common share dividend, paid in June 2017, to shareholders of record on May 1, 2017, amounting to $1.1 million.

In June 2017, our Board of Directors declared a $0.08 per common share dividend, paid September 2017, to shareholders of record on August 1, 2017, amounting to $1.1 million.

 In September 2017, our Board of Directors declared a $0.08 per common share dividend payable on December 1, 2017 to shareholders of record on November 1, 2017.

12. VARIABLE INTEREST ENTITY

The carrying amounts of the assets of Monarch Delaware, our consolidated VIE, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Investments
Debt securities, available-for-sale, at fair value	$28,319	$27,100
Equity securities, available-for-sale, at fair value	1,559	1,604
Total investments	29,878	28,704
Cash and cash equivalents	13,952	15,668
Reinsurance recoverable	6,600	-
Prepaid reinsurance premiums	3,721	1,070
Premiums receivable, net	926	1,584
Deferred acquisition costs	1,296	1,539
Other assets	2,699	635
Total assets	$59,072	$49,200

LIABILITIES
Loss and loss adjustment expense reserves	$12,969	$1,659
Unearned premiums	7,135	8,406
Reinsurance payable	3,868	863
Debt	4,925	4,909
Other liabilities	3,250	1,026
Total liabilities	$32,147	$16,863

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

The risks and uncertainties include, without limitation, risks and uncertainties related to estimates, assumptions and projections generally; the nature of the Company’s business; the adequacy of its reserves for loss and loss adjustment expense (“LAE”); claims experience; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail) and other catastrophic losses; reinsurance costs and the ability of reinsurers to indemnify the Company; the availability and cost of additional capital and our compliance with minimum capital and surplus requirements; potential assessments that support property and casualty insurance pools and associations; the effectiveness of internal financial controls; the effectiveness of our underwriting, pricing and related loss limitation methods; changes in loss trends, including as a result of insureds’ assignment of benefits; court decisions and trends in litigation; our potential failure to pay claims accurately; ability to obtain regulatory approval applications for requested rate increases, or to underwrite in additional jurisdictions, and the timing thereof; the impact that the results of the Monarch joint venture may have on our results of operations; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; legislative and regulatory developments; the outcome of litigation pending against the Company, and any settlement thereof; dependence on investment income and the composition of the Company’s investment portfolio; insurance agents; ratings by industry services; the reliability and security of our information technology systems; reliance on key personnel; acts of war and terrorist activities; and other matters described from time to time by the Company in this report and other filings filed with the United States Securities and Exchange Commission, including the Company’s Form 10-K.

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

•

The Company’s Chief Executive Officer and Chief Accounting Officer hold the positions of Chief Executive Officer and Interim Chief Financial Officer, respectively, with Monarch Entities while they remain employed by the Company.

The Monarch Entities are consolidated as a variable interest entity (“VIE”) in the accompanying unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance

FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 277,379 and 267,909 at September 30, 2017 and December 31, 2016, respectively.

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

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation. In 2016, FNIC applied for and was approved by the Florida OIR for a statewide average rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on August 1, 2016. FNIC applied for and was approved by the Florida OIR for a statewide average rate increase of 10.0% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on August 1, 2017.  Additionally, FNIC applied for and was approved by the Florida OIR for a statewide average increase of 6.5% for Florida dwelling insurance policies, which will become effective on December 4, 2017. MNIC applied for and was approved by the Florida OIR for a statewide average rate decrease of 11.9% and a statewide average increase of 2.8% for Florida homeowners multiple-peril insurance policies, which became effective for new and renewal policies on April 15, 2016 and October 1, 2017, respectively.  We continue to monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

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

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

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

The following table summarizes our unaudited results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	% Change	2016
	(In thousands)
Revenue:
Gross premiums written	$154,782	(3.9)%	$161,137
Gross premiums earned	152,779	3.5%	147,624
Ceded premiums	(74,116)	(5.2)%	(78,219)
Net premiums earned	78,663	13.3%	69,405
Net investment income	2,603	20.3%	2,164
Net realized investment gains	6,101	441.8%	1,126
Direct written policy fees	3,651	(15.4)%	4,318
Other income	4,874	8.5%	4,493
Total revenue	95,892	17.7%	81,506

Costs and expenses:
Losses and loss adjustment expenses	72,935	58.6%	45,973
Commissions and other underwriting expenses	29,242	(2.1)%	29,868
General and administrative expenses	5,042	24.7%	4,044
Interest expense	81	—%	81
Total costs and expenses	107,300	34.2%	79,966

(Loss) income before income taxes	(11,408)	(840.8)%	1,540
Income taxes	(4,223)	(4,240.2)%	102
Net (loss) income	(7,185)	(599.7)%	1,438
Net (loss) income attributable to noncontrolling interest	(1,674)	(3,904.5)%	44
Net (loss) income attributable to FNHC shareholders	$(5,511)	(495.3)%	$1,394

Ratios to net premiums earned:
Net loss ratio (1)	92.7%		66.2%
Net expense ratio (2)	43.6%		48.9%
Combined ratio (3)	136.3%		115.1%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)	The combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table summarizes our unaudited results of operations for the three months ended September 30, 2017 and 2016 by line of business. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. The “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. The “Automobile” line of business consists of our nonstandard personal automobile insurance business. The “Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations.

	Three Months Ended September 30,
	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(in thousands)
Revenue:
Gross premiums written	$141,409	$7,176	$6,197	$154,782	$133,532	$21,523	$6,082	$161,137
Gross premiums earned	133,505	13,525	5,749	152,779	124,709	17,163	5,752	147,624
Ceded premiums	(61,239)	(9,978)	(2,899)	(74,116)	(62,288)	(13,409)	(2,522)	(78,219)
Net premiums earned	72,266	3,547	2,850	78,663	62,421	3,754	3,230	69,405
Net investment income	—	—	2,603	2,603	—	—	2,164	2,164
Net realized investment gains	—	—	6,101	6,101	—	—	1,126	1,126
Direct written policy fees	2,306	1,206	139	3,651	2,190	1,977	151	4,318
Other income	3,432	495	947	4,874	2,765	1,318	410	4,493
Total revenue	78,004	5,248	12,640	95,892	67,376	7,049	7,081	81,506

Costs and expenses:
Losses and loss adjustment expenses	65,600	4,581	2,754	72,935	40,399	3,498	2,076	45,973
Commissions and other underwriting expenses	24,587	3,431	1,224	29,242	23,875	4,883	1,110	29,868
General and administrative expenses	3,915	150	977	5,042	3,033	150	861	4,044
Interest expense	81	—	—	81	81	—	—	81
Total costs and expenses	94,183	8,162	4,955	107,300	67,388	8,531	4,047	79,966

(Loss) income before income taxes	(16,179)	(2,914)	7,685	(11,408)	(12)	(1,482)	3,034	1,540
Income taxes	(6,241)	(1,124)	3,142	(4,223)	(4)	(572)	678	102
Net (loss) income	(9,938)	(1,790)	4,543	(7,185)	(8)	(910)	2,356	1,438
Net (loss) income attributable to noncontrolling interest	(1,674)	—	—	(1,674)	44	—	—	44
Net (loss) income attributable to FNHC shareholders	$(8,264)	$(1,790)	$4,543	$(5,511)	$(52)	$(910)	$2,356	$1,394

Ratios to net premiums earned:
Net loss ratio	90.8%	129.2%	96.6%	92.7%	64.7%	93.2%	64.3%	66.2%
Net expense ratio	39.4%			43.6%	43.1%			48.9%
Combined ratio	130.2%			136.3%	107.8%			115.1%

Revenue

Total revenue for the three months ended September 30, 2017 of $95.9 million increased $14.4 million, or 17.7%, compared to total revenue of $81.5 million for the same period in 2016.

Gross Premiums Written

The following table represents the gross premiums written detail by line of business for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Gross premiums written:
Homeowners/Fire Florida	$126,211	$123,789
Homeowners/Fire non-Florida	15,198	9,743
Automobile	7,176	21,523
Commercial general liability	2,546	3,171
Federal flood	3,651	2,911
Total gross premiums written	$154,782	$161,137

Gross written premiums decreased $6.3 million, or 3.9%, to $154.8 million in the quarter, compared with $161.1 million for the same three-month period last year.  The decrease was driven by Automobile, which decreased $14.3 million, partially offset by an increase in Homeowners of $7.9 million.  The Automobile decrease was due to management actions to reduce the size of our overall program.  During the quarter just ended, we had three active programs as compared to five active programs during the prior year quarter.  The Company’s Automobile written premiums in the third quarter came almost entirely from active programs.  While the remaining run-off program is expected to produce earned premiums for the next several quarters, the magnitude thereof is lessening quickly.  Homeowners’ non-Florida has continued its significant growth in 2017, specifically in Louisiana, Texas and South Carolina.  Homeowners’ Florida written premiums this quarter partially reflect the 10.0% rate increase that became effective August 1, 2017.

Gross Premiums Earned

The following table represents the gross premiums earned detail by line of business for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Gross premiums earned:
Homeowners/Fire Florida	$121,771	$116,852
Homeowners/Fire non-Florida	11,734	7,857
Automobile	13,525	17,163
Commercial general liability	3,005	3,406
Federal flood	2,744	2,346
Total gross premiums earned	$152,779	$147,624

Gross premiums earned increased $5.2 million, or 3.5%, to $152.8 million, driven primarily by 7.1% growth in Homeowners spanning all states, offset by management actions to decrease premiums in Automobile.

Ceded Premiums

Ceded premiums decreased $4.1 million, or 5.2%, to $74.1 million in the quarter, compared with the same three-month period last year.  The decrease in ceded premiums earned was driven by lower ceded premiums from Automobile as a result of lower gross premiums discussed above.  Additionally, to a lesser extent, Homeowners ceded premiums decreased due to the expiration of the retrospectively-rated 10% and 30% Florida-only property quota share treaties, which ended on July 1, 2017 and 2016, respectively.  The effect of these expirations was partially offset by a new 10% Florida-only property quota share treaty, which became effective on July 1, 2017, and by a slight increase in the new 2017-2018 excess of loss reinsurance program, portions of which became effective on June 1, 2017 and July 1, 2017.  This slight increase in cost is primarily from MNIC’s reinsurance program, which reflects its premium growth in the past year.

Net Investment Income

Net investment income increased $0.4 million, or 20.3%, to $2.6 million during the three months ended September 30, 2017, compared to $2.2 million during the three months ended September 30, 2016.  This increase was primarily driven by growth in our fixed income portfolio. A portion of the increase in net investment income will be offset by higher federal income taxes, given that going forward a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment Gains

Net realized investment gains were $6.1 million for the three months ended September 30, 2017, compared to $1.1 million in the prior year period.  This increase was driven by a decision to re-deploy approximately $30.6 million of equities into fixed-income securities during the quarter in order to reduce the Company’s exposure to the equity markets.

Direct Written Policy Fees

Direct written policy fees decreased by $0.6 million, or 15.4%, to $3.7 million for the three months ended September 30, 2017, compared with $4.3 million in the same period in 2016. The decrease in direct written policy fees is correlated to the decrease in gross written premiums overall and specifically in our personal automobile line of business as compared to the same period in 2016.

Other Income

The following table represents the other income detail as follows:

	Three Months Ended
	September 30,
	2017	% Change	2016
	(In thousands)
Other income:
Commission income	$1,364	(16.6)%	$1,636
Brokerage	2,972	30.3%	2,281
Finance	538	(6.6)%	576
Total other income	$4,874	8.5%	$4,493

Commission income decreased $0.2 million to $1.4 million for the current quarter, compared with $1.6 million in the prior year period. The decrease in commission income is primarily a result of lower premiums in our Automobile line of business, which has decreased the fee income we receive from that business. This decrease is partially offset by the partnership distributions received from our 33% owned subsidiary, Southeast Catastrophe Consulting Company, which is accounted for as an equity method investment.

The increase in brokerage revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in 2017 as compared to 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $26.9 million, or 58.6%, to $72.9 million for the three months ended September 30, 2017, compared with $46.0 million for the same three-month period last year.  Losses were impacted by claims, net of reinsurance, of $21.4 million related to Hurricane Irma across both of our insurance carriers.  The Company was also impacted by claims, net of reinsurance, of $5.5 million related to Hurricane Harvey in the Homeowners and Auto lines of businesses in Texas and Louisiana, $2.3 million of which is recoverable through a profit-share mechanism that is presented in commissions and other underwriting expenses.  The third quarter of 2016 included $4.0 million of losses related to Hurricane Hermine.  During the current quarter, we strengthened our 2017 net loss reserves by approximately $1.5 million in Homeowners in Florida, which increased our 2017 attritional loss ratio to 36.5%.  These impacts were offset by approximately $4.0 million of revenues in our managing general agent for catastrophe claims handling, which presents itself in the consolidated financial statements as lower net losses.  Approximately $2.5 million of the period over period increase stems from lower ceded losses in the third quarter of 2017 from the combination of the expiration of the retrospectively-rated 10% and 30% Florida-only property quota share treaties and the new 10% Florida-only property quota share treaty.  The remainder of the variance is primarily attributable to premium growth in the current quarter as compared to the third quarter of 2016.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses detail for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
	2017	2016
	(In thousands)
Commissions and other underwriting expenses:
Homeowners/Fire Florida	$14,707	$13,700
All other lines of business	8,455	9,196
Ceded commissions	(5,387)	(5,156)
Total commissions and other fees	17,775	17,740
Salaries and wages	3,958	3,609
Other underwriting expenses	7,509	8,519
Commissions and other underwriting expenses	$29,242	$29,868

Commissions and other underwriting expenses decreased $0.7 million, or 2.1%, to $29.2 million for the three months ended September 30, 2017, compared with $29.9 million for the three months ended September 30, 2016.  Excluding the impact of Hurricane Harvey on the related profit-sharing provision, commissions and other underwriting expenses increased by $1.6 million over the prior year period due primarily to higher expense from the profit-sharing provision as a result of increased profitability in our homeowners’ Non-Florida business and incremental expenses in support of higher premiums.

Income Taxes

Income taxes decreased $4.3 million, to a benefit of $4.2 million for the three months ended September 30, 2017, compared with a tax expense of $0.1 million for the three months ended September 30, 2016.

Operating Results Overview - Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

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

The following table summarizes our unaudited results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(In thousands)
Revenue:
Gross premiums written	$469,525	0.2%	$468,379
Gross premiums earned	451,320	9.3%	413,056
Ceded premiums	(211,005)	(7.7)%	(228,609)
Net premiums earned	240,315	30.3%	184,447
Net investment income	7,481	16.9%	6,398
Net realized investment gains	8,644	319.6%	2,060
Direct written policy fees	13,222	(1.7)%	13,445
Other income	14,511	8.9%	13,321
Total revenue	284,173	29.4%	219,671

Expenses:
Losses and LAE	181,657	43.9%	126,216
Commissions and other underwriting expenses	86,578	41.4%	61,232
General and administrative expenses	14,737	11.6%	13,211
Interest expense	247	(4.6)%	259
Total costs and expenses	283,219	41.0%	200,918

Income before income taxes	954	(94.9)%	18,753
Income taxes	350	(94.7)%	6,594
Net income	604	(95.0)%	12,159
Net (loss) income attributable to noncontrolling interest	(1,975)	(926.4)%	239
Net income attributable to FNHC shareholders	$2,579	(78.4)%	$11,920

Ratios to net premiums earned:
Net loss ratio	75.6%		68.4%
Net expense ratio	42.2%		40.4%
Combined ratio	117.8%		108.8%

The following table summarizes our unaudited results of operations for the nine months ended September 30, 2017 and 2016 by line of business.

	Nine Months Ended September 30,
	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(in thousands)
Revenue:
Gross premiums written	$414,256	$37,089	$18,180	$469,525	$393,847	$56,208	$18,324	$468,379
Gross premiums earned	390,211	43,932	17,177	451,320	356,533	39,579	16,944	413,056
Ceded premiums	(172,391)	(30,292)	(8,322)	(211,005)	(189,977)	(31,479)	(7,153)	(228,609)
Net premiums earned	217,820	13,640	8,855	240,315	166,556	8,100	9,791	184,447
Net investment income	—	—	7,481	7,481	—	—	6,398	6,398
Net realized investment gains	—	—	8,644	8,644	—	—	2,060	2,060
Direct written policy fees	6,935	5,828	459	13,222	6,478	6,477	490	13,445
Other income	8,917	2,982	2,612	14,511	6,673	4,838	1,810	13,321
Total revenue	233,672	22,450	28,051	284,173	179,707	19,415	20,549	219,671

Costs and expenses:
Losses and loss adjustment expenses	159,497	18,093	4,067	181,657	111,211	7,227	7,778	126,216
Commissions and other underwriting expenses	72,742	10,126	3,710	86,578	49,517	8,282	3,433	61,232
General and administrative expenses	11,288	500	2,949	14,737	10,127	450	2,634	13,211
Interest expense	247	—	—	247	259	—	—	259
Total costs and expenses	243,774	28,719	10,726	283,219	171,114	15,959	13,845	200,918

(Loss) income before income taxes	(10,102)	(6,269)	17,325	954	8,593	3,456	6,704	18,753
Income taxes	(3,896)	(2,418)	6,664	350	3,316	1,332	1,946	6,594
Net (loss) income	(6,206)	(3,851)	10,661	604	5,277	2,124	4,758	12,159
Net (loss) income attributable to noncontrolling interest	(1,975)	—	—	(1,975)	239	—	—	239
Net (loss) income attributable to FNHC shareholders	$(4,231)	$(3,851)	$10,661	$2,579	$5,038	$2,124	$4,758	$11,920

Ratios to net premiums earned:
Net loss ratio	73.2%	132.6%	45.9%	75.6%	66.8%	89.2%	79.4%	68.4%
Net expense ratio	38.6%			42.2%	35.8%			40.4%
Combined ratio	111.8%			117.8%	102.6%			108.8%

Revenue

Total revenue for the nine months ended September 30, 2017 of $284.2 million increased $64.5 million, or 29.4%, compared to total revenue of $219.7 million in the same nine-month period of 2016, due primarily to higher earned premiums and lower ceded premiums as described below.

Gross Premiums Written

The following table represents the gross premiums written detail by line of business for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Gross premiums written:
Homeowners/Fire Florida	$373,875	$367,809
Homeowners/Fire non-Florida	40,381	26,038
Automobile	37,089	56,208
Commercial general liability	8,768	10,493
Federal flood	9,412	7,831
Total gross premiums written	$469,525	$468,379

Gross written premiums increased $1.1 million, or 0.2%, to $469.5 million for the nine months ended September 30, 2017, compared with $468.4 million for the same period last year. The slight increase predominantly reflects market share growth in Homeowners, which increased $20.5 million, or 5.2%, to $414.3 million for the nine months ended September 30, 2017, compared with $393.8 million for the same nine-month period last year. The Homeowners market share growth is partially offset by the $19.1 million decrease in gross written premiums for our Automobile line of business to $37.1 million for the nine months ended September 30, 2017, compared to $56.2 million in the prior year period. The Automobile decrease was due to management actions to reduce the size of our overall program.

Gross Premiums Earned

The following table represents the gross premiums earned detail by line of business for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Gross premiums earned:
Homeowners/Fire Florida	$359,147	$336,037
Homeowners/Fire non-Florida	31,064	20,496
Automobile	43,932	39,579
Commercial general liability	9,339	10,327
Federal flood	7,838	6,617
Total gross premiums earned	$451,320	$413,056

Gross premiums earned increased $38.2 million, or 9.3%, to $451.3 million for the nine months ended September 30, 2017, compared with $413.1 million for the same period last year, driven by higher gross premiums earned in Homeowners spanning all states and, to a lesser extent, Automobile.

Ceded Premiums

Ceded premiums decreased by $17.6 million, or 7.7%, to $211.0 million for the nine months ended September 30, 2017, compared with $228.6 million in the same period last year. The decrease in ceded premiums earned was driven by the expiration of the 30% Florida-only property quota share treaty, which ended on July 1, 2016.  The effect of this expiration was partially offset by additional excess-of-loss reinsurance costs purchased and recognized during the respective periods and the new 10% Florida-only property quota share treaty, which became effective on July 1, 2017.

Net Investment Income

Net investment income increased $1.1 million, or 16.9%, to $7.5 million during the nine months ended September 30, 2017, compared to $6.4 million during the nine months ended September 30, 2016.  This increase was primarily driven by growth in our fixed income portfolio. In addition, the yield on our fixed income portfolio increased as a result of portfolio repositioning during the first quarter of 2017, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.  A portion of the increase in net investment income will be offset by higher federal income taxes, given that going forward a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment Gains

Net realized investment gains increased $6.5 million, to $8.6 million for the nine months ended September 30, 2017, compared to $2.1 million in the same period in 2016. This increase was driven by a decision to re-deploy approximately $30.6 million of equities into fixed-income securities during the quarter in order to reduce the Company’s exposure to the equity markets, which allowed us to realize $5.6 million.  Additionally, during the first half of 2017, we redistributed a portion of our equity portfolio between our investment managers, which yielded $2.8 million of realized gains.

Other Income

Other income increased $1.2 million, or 8.9%, to $14.5 million for the nine months ended September 30, 2017, compared with $13.3 million in the same period in 2016. The following table represents the other income detail as follows:

	Nine Months Ended
	September 30,
	2017	% Change	2016
	(In thousands)
Other income:
Commission income	$5,327	(16.5)%	$6,376
Brokerage	7,503	41.6%	5,299
Finance	1,681	2.1%	1,646
Total other income	$14,511	8.9%	$13,321

Commission income decreased $1.1 million to $5.3 million for the nine months ended September 30, 2017, compared with $6.4 million in the prior year period. The decrease in commission income is primarily a result of lower premiums in our Automobile line of business, which has decreased the fee income we receive from that business. This decrease is partially offset by the partnership distributions received from our 33% owned subsidiary, Southeast Catastrophe Consulting Company, which is accounted for as an equity method investment.

The increase in brokerage revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in 2017 as compared to the same period in 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $55.5 million, or 43.9%, to $181.7 million for the nine months ended September 30, 2017, compared with $126.2 million for the same nine-month period last year.  Losses were impacted by claims, net of reinsurance, of $21.4 million related to Hurricane Irma from both of our insurance carriers. Additionally, the Company was also impacted by claims, net of reinsurance, of $13.1 million related to Hurricane Harvey,  rainstorms, tornados, and other severe weather events during the period in the states of Florida, Louisiana and Texas in the Homeowners and Auto lines of businesses. The Company experienced adverse development, net of reinsurance, of $3.4 million primarily in Homeowners. Salaries and wages from our claims department also increased by $3.3 million in the current period as compared to the prior year period. These impacts were offset by approximately $4.0 million of revenues in our managing general agent for catastrophe claims handling, which presents itself in the consolidated financial statements as lower net losses.  These increased losses were lower than the elevated level of losses in the nine months ended September 30, 2016 related to Homeowners’ adverse development and the impact of severe weather events. Approximately $15 million of the period over period increase stems from lower ceded losses in the first nine months of the year from the combination of the expiration of the retrospectively-rated 10% and 30% Florida-only property quota share treaties and the new 10% Florida-only property quota share treaty.    The remainder of the variance is primarily attributable to premium growth and higher attritional loss ratios in Automobile in 2017 as compared to the prior year period.

During the second quarter of 2017, we reclassified $3.5 million of net reserves related to our commercial general liability business, which resides in the Other line of business, to Homeowners.  This movement was a direct result of reassessing our reserves at a line of business level.  Previously, we assessed the adequacy of our loss reserves on a consolidated company basis.  This reclassification had no impact on net income on a consolidated basis and no impact to overall consolidated net loss reserves.

Commissions and Other Underwriting Expenses

The following table represents the commissions and other underwriting expenses detail for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Commissions and other underwriting expenses:
Homeowners/Fire Florida	$43,171	$39,725
All other lines of business	25,189	22,218
Ceded commissions	(15,083)	(32,944)
Total commissions and other fees	53,277	28,999
Salaries and wages	11,361	10,418
Other underwriting expenses	21,940	21,815
Commissions and other underwriting expenses	$86,578	$61,232

Commissions and other underwriting expenses increased $25.4 million, or 41.4%, to $86.6 million for the nine months ended September 30, 2017, compared with $61.2 million for the nine months ended September 30, 2016. The increase is due primarily to a reduction in ceded commissions as a result of the termination of our retrospectively-rated 30% Florida-only property quota share treaty on July 1, 2016 as well as an increase in gross premiums earned in the Homeowners line of business as discussed above.

General and Administrative Expenses

General and administrative expenses increased $1.5 million, or 11.6%, to $14.7 million for the nine months ended September 30, 2017, compared with $13.2 million for the nine months ended September 30, 2016. The increase is primarily driven by  an increase in legal and professional fees, which includes audit, tax and actuarial fees.

Income Taxes

Income taxes decreased $6.2 million, or 94.7%, to $0.4 million for the nine months ended September 30, 2017, compared with $6.6 million for the nine months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims and operating expenses. As of September 30, 2017, the Company held $443.3 million in investments. Cash and cash equivalents increased $6.9 million, to $81.5 million as of September 30, 2017, compared with $74.6 million as of December 31, 2016. Total shareholders’ equity decreased $9.1 million, to $228.8 million as of September 30, 2017, compared with $237.9 million as of December 31, 2016.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in “Item 1. Description of Business—Regulation,” the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies.  At December 31, 2016, FNIC’s statutory surplus was $140.7 million and its RBC ratio was 307.5%.  As a result of continued elevated claims experience from AOB and the impact of Hurricanes Harvey and Irma during the third quarter of 2017, the statutory capital of FNIC has declined to approximately $124.2 million.  The Company is currently evaluating capital management alternatives to ensure FNIC’s yearend 2017 statutory surplus and RBC ratio are at levels necessary to meet the expectations of our regulators and of Demotech, our insurance industry ratings service.  Options under consideration include capital infusions to FNIC from our holding company as well as the potential for FNIC to enter additional quota-share reinsurance treaties.  Depending on the level of capital infusion needed, the Company may seek to raise additional capital, such as through the issuance of debt instruments at the holding company level or other alternatives as may be approved by the Company’s Board of Directors.  There can be no assurances, however, that any of those options will be available to the Company on terms deemed acceptable, if at all.

Cash Flows Discussion

We believe that existing cash and investment balances, when combined with anticipated cash flows as noted below, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We currently expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements. Subject to the Company’s compliance with its capital requirements described above, the Company may consider various opportunities for deploying its capital, including repurchases of its common stock if such repurchases represent a more favorable use of available capital.  Any future growth strategies may require external financing.  We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by operating activities decreased to $42.3 million in the nine months ended September 30, 2017 from $99.3 million in the same period in 2016. This decrease primarily reflects the decreases in reinsurance recoverable, unearned premiums, and reinsurance payable, partly offset by an increase in loss and LAE reserves.

Investing Activities

Net cash used in investing activities of $22.8 million in the nine months ended September 30, 2017 related to purchases of debt and equity investment securities of $303.3 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $280.8 million. Net cash used in investing activities of $38.3 million in the nine months ended September 30, 2016 related to purchases of debt and equity investment securities of $188.6 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $151.9 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 of $12.5 million, primarily reflects repurchases of our common stock of $9.4 million and dividend payments of $3.2 million, representing a dividend of $0.08 per share, per quarter, declared in each of November 2017, June 2017, March 2017 and November 2016. Net cash used in financing activities of $7.8 million for the nine months ended September 30, 2016, primarily reflects repurchases of our common stock of $5.5 million and dividend payments of $3.6 million, partially offset by tax benefits related to share-based compensation of $0.8 million.

Dividends and Common Stock Repurchases

In March 2017, our Board of Directors declared a $0.08 per common share dividend, paid in June 2017,  to shareholders of record on May 1, 2017, amounting to $1.1 million. In June 2017, our Board of Directors declared a $0.08 per common share dividend, paid in September 1, 2017 to shareholders of record on August 1, 2017, amounting to $1.1 million. In September 2017, our Board of Directors declared a $0.08 per common share dividend payable December 1, 2017, to shareholders of record on November 1, 2017. Based on the number of shares of common stock outstanding as of September 30, 2017, the anticipated cash outflow would be $1.0 million in the fourth quarter of 2017. We currently expect to continue to declare and pay quarterly dividends of similar amounts.

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

During the first nine months of 2017, we repurchased 0.6 million shares of common stock for $9.4 million, including commissions. As of September 30, 2017, the remaining availability for future repurchases of our common stock was $2.0 million.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2017.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2016 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2017,  approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held until maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2017. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes during the nine months ended September 30, 2017  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual has initiated an arbitration proceeding before the American Arbitration Association (the “AAA”) in which it claims FNHC’s use of the mark “FEDNAT” violates Mutual’s trademark rights in the word “FEDERATED.”  An arbitrator has been selected, and discovery is ongoing.   FNHC is vigorously defending against Mutual’s claims, although there can be no assurances as to the outcome of the arbitration proceeding.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants. The parties have each filed claims in arbitration, which remain pending, along with litigation seeking injunctive relief.  Because of the relatively early stage of this matter, there can be no assurances as to its outcome.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities. The following tables set forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2017 by or on behalf of FNHC. All purchases were made in the open market or under Rule 10b5-1 of the Exchange Act.

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
July 2017	79,312	$15.61	79,312	2,080,274
August 2017	5,133	$15.64	5,133	2,000,009
September 2017	—	$—	—	2,000,009

(1)

In March 2017, our Board of Directors authorized an additional $10 million share buyback program to repurchase shares of common stock through March 31, 2018. As of September 30, 2017, the remaining availability for future repurchases of our common stock was $2.0 million.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
10.1	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.2	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.3	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.4	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.5	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.6	Underlying Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.7	Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers*
10.8	Net Quota Share Reinsurance Agreement, effective July 1, 2017, between Federated National Insurance Company and Swiss Reinsurance America Corporation*
10.9	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document***

________________________

*This exhibit, which is filed herewith, is subject to a confidential treatment request filed with the SEC.

**Filed herewith

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

Date: November 9, 2017