Form 10-K
period 2017-12-31
FEDERATED NATIONAL HOLDING Co
filed 2018-03-13
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Exchange Act:    None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐
Indicate by check mark whether the registrant has electronically submitted and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates was $192,340,736 on June 30, 2017, computed on the basis of the closing sale price of the Registrant’s common stock on that date.
As of March 8, 2018, the total number of common shares outstanding of Registrant’s common stock was 12,708,152.
Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant’s definitive proxy statement or included in a Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2017.

FEDERATED NATIONAL HOLDING COMPANY

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof  or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in this Annual Report, and discussed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this Annual Report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

ITEM 1.  BUSINESS

GENERAL

Federated National Holding Company (“FNHC,” the “Company,” “we,” “us,” or “our”) is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   We, through our wholly owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), personal automobile, commercial general liability, federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

Federated National Insurance Company (“FNIC”), one of our wholly owned insurance subsidiaries, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama.  Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. MNIC was founded in 2015 through a joint venture. On February 21, 2018, FNIC acquired the interests in MNIC’s indirect parent company, Monarch Delaware Holdings LLC (“Monarch Delaware”) from our joint venture partners (see “Joint Venture,” below, for more information).

໿

	Year Ended December 31,
	2017	2016	2015
Gross premiums written	(In thousands)
Homeowners:
Florida	$482,039	$477,489	$427,428
Louisiana	31,312	25,385	18,540
South Carolina	10,803	6,531	1,518
Alabama	4,110	3,332	2,280
Texas	8,491	—	—
Total homeowners	536,755	512,737	449,766

Personal automobile:
Texas	19,324	34,239	17,916
Georgia	22,479	31,831	2,762
Florida	1,265	1,745	1,200
Alabama	437	1,664	34
Total personal automobile	43,505	69,479	21,912

Commercial general liability	11,048	13,256	13,928

Federal flood	12,109	10,013	8,164
Gross premiums written total	$603,417	$605,485	$493,770
໿

Joint Venture

Monarch National Insurance Company

In March 2015, we organized MNIC and obtained its certificate of authority to write homeowners property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). We and Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, each invested $14.0 million for a 42.4% membership interest (each holding 50.0% of the voting interests in Monarch Delaware). Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company invested $5.0 million for a 15.2% non-voting membership interest in Monarch Delaware. TransRe also received a six-year promissory note in the principal amount of $5.0 million bearing an annual interest rate of 6.0% payable by Monarch National Holding Company, (“Monarch Holding”) the direct parent of MNIC and wholly owned subsidiary of Monarch Delaware (together with MNIC and Monarch Holding, the “Monarch Entities”). Crosswinds AUM LLC (“Crosswinds AUM”) provided investment management services to the Monarch Entities pursuant to an investment management agreement between the Monarch Entities and Crosswinds AUM.

MNIC expands our ability to provide insurance policies in Florida and strengthens our relationships with our partner agents. In connection with the organization of MNIC through the joint venture, we entered into the following agreements:

•
FNU and MNIC entered into a managing general agent and claims administration agreement, pursuant to which FNU provides underwriting, accounting, reinsurance placement and claims administration services to MNIC. FNU receives 4% of MNIC’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of MNIC’s total earned annual premium for FNU’s claims administration services; and, a per-policy administrative fee of $25 for each policy underwritten for MNIC.  We also receive an annual expense reimbursement for accounting and related services.

•
The Monarch Entities and Crosswinds AUM, a wholly owned subsidiary of Crosswinds Holdings, entered into an investment management agreement, pursuant to which Crosswinds AUM will manage the investment portfolios of the Monarch Entities.  The management fee, on an annual basis, is 0.75% of assets under management up to $100 million 0.50% of assets under management of more than $100 million but less than $200 million; and, 0.30% of assets under management of more than $200 million.

•
MNIC and TransRe also entered into a reinsurance capacity right of first refusal agreement, pursuant to which TransRe has a right of first refusal for all quota share and excess of loss reinsurance agreements that MNIC deems necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding.  TransRe also has the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by MNIC in any individual reinsurance contract.

•	Our Chief Executive Officer holds his respective position and our Chief Accounting Officer holds the position of Chief Financial Officer with the Monarch Entities while each remain employed by us.

On November 27, 2017, we entered into a purchase and sale agreement with Crosswinds Investor and TransRe, whereby we agreed to purchase Crosswinds Investor’s 42.4% Class A membership interest and 50.0% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. We completed this transaction on February 21, 2018 for the agreed upon purchase price and repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. Following the closing, Monarch Delaware and Monarch Holdings were merged into FNIC. With the completion of these transaction, FNIC owns 100% of MNIC.

Crosswinds AUM continues to serve as a consultant to FNHC for a quarterly fee of $75,000 through December 31, 2018, and a subsidiary of Crosswinds Holdings and TransRe each have a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and up to a placement of $10.0 million in reinsurance limit in excess of its placement on our current catastrophe excess of loss reinsurance program from TransRe.

Refer to Note 14. Variable Interest Entity, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the accounting and consolidation of the joint venture.

Southeast Catastrophe Consulting Company, LLC

The Company owns 33% of Southeast Catastrophe Consulting Company, LLC (“SECCC”), based in Mobile, Alabama. The Company has an agreement with SECCC in which it provides claims adjusting services for FNIC and MNIC, primarily in the event of catastrophes, such as Hurricane Irma and Matthew.

Material Distribution Relationships

We are a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we have been authorized by ISA to appoint Allstate agents to offer our homeowners and commercial general liability insurance products to consumers in Florida.

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.

Executive Offices

Our executive office is located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323. Our telephone number is (800) 293-2532.

Available Information

Our internet web site is www.FedNat.com for policy holders, agents and investors. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2018 we will advance our enterprise value through:

•	focusing on our core operations, the Homeowners line of business, while withdrawing from our Automobile and Commercial General Liability coverages;

•
leveraging our recently attained 100% ownership of MNIC by developing and implementing a plan in 2018 to expand upon MNIC’s pricing and product offerings in 2019 to increase market share in the risk-adjusted portion of the Florida homeowners market;

•	focusing on operational efficiencies in our homeowners operations to reduce expenses and increase our use of technology;

•
enhancing our property analytical metrics, such as an increased geographical dispersion of risks, while managing our underwriting appetite, whether new or renewal, to ensure a balanced book of business;

•	continued expansion of our homeowners products into other states;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	strengthening of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	continuing with our strong catastrophe reinsurance programs; and

•	additional strategies that may include possible mergers, acquisitions and joint ventures or dispositions of assets.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites homeowners insurance in Louisiana, Texas, South Carolina and Alabama. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of December 31, 2017, the total homeowners policies in-force was 302,925, of which 272,346 were in Florida and 30,579 were outside of Florida. As of December 31, 2016, the total homeowners policies in-force was 299,512, of which 279,109 were in Florida and 20,403 were outside of Florida.

Florida
Our homeowners insurance products provide maximum dwelling coverage of approximately $3.5 million, with the aggregate maximum policy limit being approximately $6.3 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually review and update these limits; during 2015, coverage “A” and total insured value were increased by $1.0 million and $1.5 million, respectively, each of which has remained unchanged to date. The approximate average premium on the policies currently in-force is $1,785, as compared with $1,716 for 2016. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Premium rates charged to our homeowners insurance policyholders are continually evaluated to assure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation.  We continuously monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

In 2017, FNIC applied for a statewide average rate increase of 6.5% for Florida homeowners multiple-peril insurance policies only, which was approved and increased by the Florida OIR to a statewide average rate increase of 10.0% and became effective for new and renewal policies on August 1, 2017. In 2016, FNIC applied for a rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on August 1, 2016.

Also in 2016, MNIC applied for a statewide rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on April 15, 2016. Lastly, in 2017, MNIC applied for a statewide rate increase of 2.0% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on October 1, 2017.

Non-Florida
Our non-Florida homeowners insurance products provide maximum dwelling coverage of approximately $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million. We currently offer dwelling coverage “A” up to $2.0 million with an aggregate total insured value of $3.5 million. The approximate average premium on the policies currently in-force is $1,803, as compared with $1,868 for 2016. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Other Lines of Business

Personal Automobile: On December 19, 2017, we announced our decision to undergo an orderly withdrawal from this line of business and began the appropriate steps, including submitting all required regulatory filings and obtaining regulatory approvals. Subject to such approvals, we expect our personal automobile line of business to materially cease by the fourth quarter of 2018. We provide nonstandard personal automobile insurance principally to insureds who were unable to obtain standard insurance coverage due to such factors such as driving record, age, vehicle type or other, including market conditions. FNIC offered this line of business as an admitted carrier in Florida, Texas, Georgia and Alabama, and marketed the insurance through licensed general agents in their respective territories.

Commercial General Liability: On March 13, 2018, we announced our decision to undergo an orderly withdrawal from this line of business and will begin the appropriate steps, including submitting all required regulatory filings and obtaining regulatory approvals. We underwrite for approximately 380 classes of skilled craft workers (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability range from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate.  We market the commercial general liability insurance products through independent agents and a limited number of unaffiliated general agencies.

Flood:  FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida, Louisiana, Texas, South Carolina and Alabama.

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

We believe that our integrated computer systems, which allow for rapid automated premium quotation and policy issuance by our agents, are key elements in providing quality service to both our agents and insureds for our various lines of business.

LIABILITY FOR LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

We are directly liable for loss and loss adjustment expense (“LAE”) payments under the terms of the insurance policies that are underwritten by our insurance companies.  In many cases, there may be a time lag between the occurrence and reporting of an insured loss and our payment of that loss. As required by insurance regulations and accounting rules, we reflect the liability for the ultimate payment of all incurred losses and LAE by establishing a liability for those unpaid losses and LAE for both reported and unreported claims, which represent estimates of future amounts needed to pay claims and related expenses.

When a claim involving a probable loss is reported, we establish a liability for the estimated amount of our ultimate loss and LAE payments. We based our estimate upon such factors as the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, estimate of liability on the part of the insured, past experience with similar claims and the applicable policy provisions.

We also establish a liability on an aggregate basis to provide for incurred but not yet reported (“IBNR”). The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in an increase or decrease of the existing liability for loss and LAE reserves. Adjustments are reflected in results of operations in the period in which they are made and the liability may deviate substantially from prior estimates.

Among our classes of insurance, the automobile and homeowners liability claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners property claims. These liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation.

REINSURANCE

Reinsurance is used to mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes, manage overall capital adequacy and protect capital resources. We reinsure (cede) a portion of written premiums on an excess of loss or a quota share basis in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

Reinsurance markets include:

•	Traditional local and global reinsurance markets including those in the United States (“U.S.”), Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;

•	Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and,

•	Other insurers that engage in both direct and assumed reinsurance.

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking:

•	Proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers;

•
Non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or

•	Facultative contracts that reinsure individual policies.

Significant Reinsurance Contracts

FNIC and MNIC operate primarily by underwriting and accepting risks for their direct accounts on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level.  We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.  Our reinsurance contracts do not relieve FNIC or MNIC from their direct obligations to the insured.

While it is not always possible to reinsure every known and unknown risk to our company, an effective reinsurance program substantially mitigates our exposure to potentially significant losses.  There is a credit risk exposure with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors.  The availability and amount of ceded premiums and losses associated with the acquisition of reinsurance will vary year to year.  Our reinsurance program is subject to approval primarily by the Florida OIR and other regulators in states where we do business, and subject to review by Demotech, Inc. (“Demotech”). Demotech provides Financial Stability Ratings (“FSR”) for property and casualty insurance companies throughout the United States.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker. As of December 31, 2017 and 2016, we had over 75 reinsurance companies on our program which are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized.

2016-2017 Reinsurance Programs

FNIC’s 2016-2017 reinsurance programs, costing $179.5 million, included $125.6 million for the private reinsurance for FNIC’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with $53.9 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties afforded FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling $1.6 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2016 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida was $18.5 million.  In addition, FNIC purchased separate underlying reinsurance layers in Louisiana, Texas, South Carolina and Alabama to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.5 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could have been as low as $8.0 million. The maximum pre-tax retention was $18.5 million.

Additionally, our private market excess of loss treaties became effective June 1, 2016 and July 1, 2016, and all private layers, except the FHCF supplemental layer reinsurance contract, have prepaid automatic reinstatement protection, which afforded us with additional coverage against multiple catastrophic events in the same hurricane season. We obtained multiple year protection for a portion of its program; as a result, some of the coverage expired on June 30, 2017, and a portion of the coverage will remain in-force one additional treaty year until June 30, 2018. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all private layers attach after $18.5 million in losses for FNIC’s Florida exposure. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted.

MNIC’s 2016-2017 catastrophe reinsurance program, which ran from either June 1 to May 31 or June 1 to June 30 (13 month period), consisted of the FHCF and private market excess of loss treaties. All private layers had prepaid automatic reinstatement protection, which afforded MNIC additional coverage, and had a cascading feature such that substantially all layers attached at $3.4 million for MNIC’s Florida exposure.

2017-2018 Reinsurance Programs

FNIC’s 2017-2018 reinsurance programs costing $173.9 million, including $124 million for the private reinsurance for FNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $49.9 million payable to the FHCF.  The combination of private and FHCF reinsurance treaties will afford FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling $1.5 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2017 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.0 million, down slightly from the 2016-2017 reinsurance programs.

FNIC’s private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective June 1, 2017 and July 1, 2017. All private layers have prepaid automatic reinstatement protection, except the FHCF supplemental layer reinsurance contract, which affords FNIC additional coverage for subsequent events.  The reinsurance program includes multiple year protection with $89.0 million of new multiple year protection this year and $156.0 million of renewing multiple year protection from last year.

As in our 2016-2017 program, these private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $25.1 million in losses for FNIC’s exposure. FNIC purchased an underlying limit of protection for $7.1 million excess of $18.0 million with prepaid automatic reinstatement protection.  These treaties are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s non-Florida excess of loss reinsurance treaties affords us up to an additional $21.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage up to $16.0 million.  The non-Florida retention is lowered to $13.0 million for the first event and $2.0 million for the second event (for hurricane losses only) on a gross basis, though the retention is reduced to $6.5 million and to $1.0 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our non-Florida property business.  FNIC’s non-Florida reinsurance program cost includes $1.7 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

MNIC’s 2017-2018 reinsurance program costing $5.0 million, including $3.2 million for the private reinsurance for MNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $1.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords MNIC with $109.0 million of aggregate coverage with a maximum single event coverage of $64.9 million, exclusive of retentions.  MNIC maintained its FHCF participation at 75% for the 2017 hurricane season.

MNIC’s private market excess of loss treaties became effective July 1, 2017, and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC’s Florida exposure.  These treaties are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

In addition to the excess of loss coverages described above, our reinsurance program also includes property quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on all non-catastrophe homeowners property insurance claims in Florida, and 40% quota share coverage on the first $100 million of covered catastrophe losses for the homeowners property insurance program in Florida per occurrence; $200 million any one contract year. The treaties embodied an experience account and are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

On July 1, 2016, the 30% property quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 30% of the underlying unearned premiums and losses. On July 1, 2017, the 10% property quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 10% of the underlying unearned premiums and losses. The reinsurers remain liable for 30% and 10% of the paid losses occurring during the terms of the treaties, until each treaty is commuted.

On July 1, 2017, FNIC bound a new 10% quota-share on its Florida homeowners book of business, which excludes named storms. This treaty is not subject to accounting as a retrospectively rated contract.

Our private passenger automobile quota share treaties are typically one year programs which become effective at different points in the year and cover automobile policies across several states. These automobile quota share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including but not limited to premium and other caps.

Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC were $2.6 million as of December 31, 2017 and 2016. Fully funded trust agreements securing these risks for MNIC were $0.3 million as of December 31, 2017 and 2016.

EMPLOYEES

As of December 31, 2017, we had 419 employees. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners, commercial general liability, automobile and flood markets. Our competitors include companies that market their products through agents and companies that sell insurance directly to their customers. Large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We compete based on underwriting criteria, our distribution network and superior service to our agents and insureds. Although our pricing is inevitably influenced, to an extent, by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

In Florida, more than 50 companies compete with us in the homeowners insurance market. Three of our larger competitors are Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and Security First Insurance Company.

Significant competition also emerged because of fundamental changes made to the property and casualty insurance business in Florida in recent years which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing in Florida. Second, the law provided for rate relief to all policyholders. The law also authorized the state-owned insurance company, Citizens, which is free of many of the restraints on private carriers such as surplus, ratios, income taxes and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expands the authority of Citizens to write commercial insurance.

REGULATION

Overview

Our insurance operations are subject to the laws and regulations of Florida, Georgia, Louisiana, Texas, South Carolina, and Alabama. We are subject to employment regulations of California, Florida, Louisiana, Massachusetts, Nevada, North Carolina and other states in which we seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR has completed their regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015 and of MNIC for the year ended December 31, 2016. There were no material findings by the Florida OIR in connection with these examinations.

Various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2017, FNIC and MNIC held investment securities with a fair value of approximately $12.9 million, as deposits with the state of Florida, Texas, Georgia, South Carolina and Alabama.

Insurance Holding Company Regulation

FNHC, as the parent holding company, is subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled. Among other things, these laws: (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions; and, (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our common stock will be presumed to have acquired control of FNIC or MNIC unless the Florida OIR, upon application, determines otherwise.

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

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida OIR: (i) if the dividend is equal to or less than the greater of: (a) 10.0% of the insurer’s capital surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution; (iii) the insurer files a notice of the dividend or distribution with the Florida OIR at least ten business days prior to the dividend payment or distribution; and, (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115.0% of required statutory capital surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution: (i) subject to prior approval by the Florida OIR; or (ii) 30 days after the Florida OIR has received notice of such dividend or distribution and has not disapproved it within such time.

No dividends were paid by FNIC or MNIC in 2017, 2016 and 2015, and none are anticipated in 2018.  Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC or MNIC to us, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on capital surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory capital surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (FNU and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company structure may charge any of the insurance companies for service (e.g., management fees and commissions).

Underwriting and Marketing Restrictions

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include: (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages; (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term; (iii) advance notice requirements or limitations imposed for certain policy non-renewals; and, (iv) limitations upon or decreases in rates permitted to be charged.

National Association of Insurance Commissioners Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, National Association of Insurance Commissioners (“NAIC”), established risk-based capital (“RBC”) requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) other business risks from investments; and (iv) catastrophe risk. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC or MNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2017 and 2016 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 301.9% and 307.5% as of December 31, 2017 and 2016, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,070.1% and 2,419.8% as of December 31, 2017 and 2016, respectively.

Industry Ratings Services

Third-party rating agencies assess and rate the ability of insurers to pay their claims. The insurance industry uses financial strength ratings to assess the financial strength and quality of insurers. Ratings are based upon criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves and management. Ratings are also based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

As of December 31, 2017 and 2016, FNIC and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning an FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders.” Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On February 9, 2018, Demotech reaffirmed the FSR of “A” (“Exceptional”) for FNIC and MNIC.

ITEM 1A.  RISK FACTORS

We are subject to various risks in our business operations as described below. The risks and uncertainties described below are the known risk factors we consider material. Additional risks and uncertainties not currently known, or currently deemed immaterial, may also impair our business operations. Investors should carefully consider these risks before making an investment decision.

Risks Related to Our Business

Our financial condition could be adversely affected by the occurrence of natural and man-made disasters.

We write insurance policies that cover homeowners, business owners and automobile owners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, fires, explosions and other events. The incidence and severity of these events are inherently unpredictable. Catastrophic losses can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company’s exposure in the area affected by the event and the severity of the event. Our homeowners policyholders are disbursed throughout the southeast United States, although the majority of our policyholders are located in Florida. Further, a substantial portion of our Florida homeowners policyholders, are located in southeastern Florida, and therefore are especially subject to adverse weather conditions such as hurricanes and tropical storms.

The occurrence of claims from catastrophic events can result in substantial volatility in our results of operations or financial condition for any fiscal quarter or years as seen in 2017 and 2016. An elevation in the values and concentrations of insured property may increase the severity of the occurrence of claims in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Florida, South Carolina and Texas, all states in which we write homeowners policies, experienced several significant hurricanes in 2016 and 2017, which some weather analysts believe is consistent with a period of greater hurricane activity. We are exploring alternatives to reduce our exposure to these types of storms, which alternatives may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates. Factors that affect loss and LAE reserves include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as:

• per-claim information;
• company and industry historical loss experience, including the impact of trends such as the assignment of benefits (“AOB”) by insureds;
• legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and
• trends in general economic conditions, including the effects of inflation.

Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate settlement of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves, because the eventual redundancy or deficiency is affected by multiple factors. Because of the uncertainties that surround estimated loss reserves, we cannot be certain that our reserves will be adequate to cover our actual losses. If our loss and LAE reserves are less than actual losses and LAE, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience, substantially in excess of our loss and LAE reserves, could substantially harm our results of operations and financial condition.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance fluctuates and we may not be able to successfully alleviate risk through reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for losses and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC and MNIC.

The availability and costs associated with the acquisition of reinsurance varies year to year. We are not able to control these fluctuations which may be significant and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate increases is not immediate and cannot be presumed, as rate increases are subject to approval of the Florida OIR.

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

Our reinsurance structure has significant risks, including the fact that the FHCF or our other reinsurers may not have available capital resources to pay their claims or that their ability to pay their claims in a timely manner may be impaired. This could result in significant financial, legal and operational challenges to our company. Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF’s and our other reinsurers’ ability to pay their claims. With respect to the FHCF, we may, in turn, be dependent upon the ability of the State Board of Administration of Florida (“SBA”) to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss.

If we are unable to continue our growth because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our ability to grow in the future will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. We believe that our company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include issuance of debt securities, possible sales of our investment securities, and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, South Carolina and Texas in 2016 and 2017, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of exclusions to our policies that limit exposure to known risks, including, but not limited to, exclusions relating to certain named liabilities, types of vehicles and specific artisan activities. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While we believe our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

Trends in claims and coverage issues have had, and may continue to have, a material adverse impact on our business.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage emerge. These issues adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known for many years after a policy is issued.

An example of an existing trend, particularly in Florida homeowners insurance, is the assignment of homeowner benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The assignment of the insurance benefits has substantially increased, and may continue to increase, our exposure to inflated claims, attorney’s fees and costs. Although legislative actions in the State of Florida to limit the effect of AOB on insurance companies are being contemplated, there can be no assurances that any such legislative actions will become law or, if enacted, that such actions will have the effect of limiting the impact on us of assignments of benefits by insureds.

MNIC, which is now a wholly owned subsidiary of FNIC, has focused on the Florida homeowners insurance market since its formation, which has increased our exposure to the factors that impact the Florida insurance market generally, such as the occurrence of hurricanes, trends in claims experience, and the impact of changes in Florida insurance law and regulations.

MNIC is organized as a Florida property and casualty insurer and has initially focused on the Florida homeowners insurance market. As a result, the presence of MNIC in the Florida market increases our exposure to the factors that impact insurers in the Florida market generally, such as the occurrence of catastrophic events such as hurricanes, the trends experienced in administering and resolving claims resulting from the increased use of public adjusters, and the impact of changes in Florida’s insurance laws and regulations. To the extent that these factors may adversely affect our operations, the presence of MNIC in the Florida market will have the effect of magnifying the effect of those factors.

MNIC currently writes insurance policies that have a higher risk profile than those written by FNIC, allowing MNIC to reach a broader market and charge higher premiums. While MNIC’s underwriting standards attempts to avoid the highest risk policies, the occurrence of a catastrophic event would be likely to result in greater losses per policy for MNIC and have a material adverse effect on our results of operations, financial position and cash flows.

Our failure to comply with the covenants in our senior note indenture, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our financial condition and results of operations.

The indenture for our senior notes requires us to maintain certain financial ratios and to comply with various operational and other covenants, including limitations on our ability to incur additional debt without the approval of the existing noteholders. If there were an event of default under the indenture that was not cured or waived, the holders of the senior notes could cause all amounts outstanding with respect to the senior notes to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay the senior notes, either upon maturity or, if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the senior notes. This would have a material adverse impact on our liquidity, financial condition and results of operations.

We have recently issued debt securities, a portion of which bears interest at a floating rate, as a result of which we will have increased interest expense and exposure to rising interest rates.

In late December 2017, the Company issued $45 million of unsecured senior notes, $20 million of which bear interest at a fixed interest rate and $25 million of which bear interest at a floating rate of 7% above three-month LIBOR.  As such, interest expense will increase substantially in 2018 and beyond (in the range of approximately $4 million, pre-tax) from historical levels (of approximately $350,000, pre-tax).  In addition, the floating rate debt exposes the Company to the risk of further erosion of earnings if short-term interest rates rise, which they are likely to do in 2018, given the extended period of low interest rates experienced in the United States in recent years.  Each 1% increase in the three-month LIBOR will increase the Company’s interest expense by $250,000, pre-tax.

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

A body of scientific evidence indicates that climate change may be occurring. Climate change, to the extent that it affects weather patterns, may cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions. Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations, and reinsurance.

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowners exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. If the statistical forecasting models fail to contemplate an emerging claim trend, such as the assignment of insurance benefits in Florida, then there is the risk we may not purchase adequate catastrophic wind coverage.  Our reinsurance coverage contemplates the effects of a catastrophic event that occurs only once every 100 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

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

Insurance companies currently pass these assessments on to holders of insurance policies in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees, however, may adversely affect our overall marketing strategy due to the competitive landscape in Florida. As a result, the impact of possible future assessments on our balance sheet, results of operations or cash flow are indeterminable at this time.

Our investment portfolio may suffer reduced returns, or losses, which would significantly reduce our earnings.

Like other insurance companies, we depend on income from our investment portfolio for a portion of our earnings. During the time that normally elapses between the receipt of insurance premiums and any payment of insurance claims, we invest the premiums received, together with our other available capital, primarily in debt securities and to a lesser extent in equity securities, in order to generate investment income.

Our investment portfolio contains interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates or decrease in credit worthiness could have a material adverse effect on our financial condition or results of operations. Declines in interest rates could have an adverse effect on our investment income.

We are required to review our investment portfolio to evaluate and assess known and inherent risks associated with each investment type. We revise our evaluations and assessments as conditions change and new information becomes available. This may result in changes in an other-than-temporary impairment (“OTTI”) in our consolidated statements of income. We base our assessment of whether an OTTI has occurred on our case-by-case evaluation of the underlying reasons for the decline in fair value. Because historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future, no assurances can be provided that we have accurately assessed whether any such impairment is temporary or other-than-temporary or that we have accurately recorded amounts for an OTTI in our financial statements.

In addition, volatile and illiquid markets increase the likelihood that investment securities may not behave in historically predictable manners, resulting in fair value estimates that may be overstated compared with actual amounts that could be realized upon disposition or maturity of the security. The effects of market volatility and declining economic conditions may have unforeseen consequences on the credit quality, liquidity and financial stability of the issuers of securities we hold. Such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with our historical practices in dealing with more orderly markets. This, in turn, could adversely and negatively affect our results of operations, liquidity or financial condition.

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

In addition, if we are not able to handle an increasing number of claims as a result of a catastrophic event, or if we do not train new claims adjusting employees effectively or lose a significant number of experienced claims adjusting employees, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer decreased quality of claims work, which in turn could lower our operating margins.

Our insurance companies are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance companies are subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of the State of Florida. The RBC standards, based upon the Risk Based Capital Model Act adopted by the NAIC, require our insurance companies to report their results of RBC calculations to state departments of insurance and the NAIC. These RBC standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its ACL RBC.

If we fail to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we would be required to raise additional capital and we could be subject to further examination or corrective action imposed by state regulators, including limitations on out writing of additional business, additional state supervision, or liquidation. Similarly, an increase in existing RBC requirements or minimum statutory capital requirements, such as the catastrophic risk component of RBC that took effect in 2017, may require us to increase our statutory capital levels.

Ratios calculated based on RBC tend to be a key criteria in the assignment of ratings by insurance rating agencies.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a “soft” insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a “hard” insurance market. Although an individual insurance company’s financial performance is dependent upon its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets.  At present, we are experiencing rate indications that support a hardening market in the Florida property and casualty market. Elsewhere in the United States, we are experiencing a softening market because of increased competition. We cannot predict how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

We are beginning the process of exiting from the automobile and commercial general liability lines of business. As a result, we may experience increased costs as a result of these exit activities and will experience increased concentration of our business in homeowners insurance.

In the fourth quarter of 2017, we determined to exit from the automobile insurance business, and in the first quarter of 2018, we determined to exit from the commercial general liability business. We may experience increased costs in connection with our exit activities, which will include require regulatory filings and notices to policyholders. In addition, after our exit activities are complete, our business will be completely focused on homeowners insurance. Although we will attempt to diversify our risks through geographic and other market diversification, there can be no assurances that we will be able to do so.

If we determine to expand to additional states or to expand the types of insurance products we offer, we may incur additional costs and may not obtain the necessary regulatory approvals.

Although we are currently exiting our automobile and commercial general liability lines of insurance, we may determine to expand our product offerings in the future by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. Before we can write insurance in a new state, or a sell a new insurance product in a state, we must obtain a license or other approvals from the applicable state insurance regulators. These state insurance regulators may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state or offering that new product. There can be no assurance that we would be successful bringing new insurance products to our markets in a manner that is profitable.

New homeowners insurance operations outside of Florida may not be profitable.

We plan to continue the expansion of admitted homeowners property and casualty programs into other states as opportunities arise. Expanding our operations to additional states present risks similar to those we currently face with our existing operations, including risks associated with the inability to market an adequately priced policy, inadequate commission structures, and overpriced or unavailable catastrophic reinsurance for wind events. Additionally, we would become subject to the insurance regulators in each state and the laws and regulations designed to regulate the insurance products and operations of new and existing insurance companies under their respective authority. As a result, there can be no guarantees that state regulators will allow us to do business in those states or, if we are approved to operate in a state, that our operations will be profitable in that state.

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
• regulatory restrictions, including, without limitation regulatory approval of rates sought; and
• legislatively imposed consumer initiatives.

Consequently, we could underprice risks, which would negatively affect our profit margins, or we could overprice risks, which could reduce our sales volume and competitiveness. In either event, the profitability of our insurance company could be materially and adversely affected.

Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate reinsurance, which could limit or halt our growth and harm our business.

Third-party rating agencies assess and rate the ability of insurers to pay their claims. The insurance industry uses financial strength ratings to assess the financial strength and quality of insurers. Ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves, capital and RBC ratios, and management. Ratings are also based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

Our ability to compete successfully in states outside of Florida to expand our business footprint may also be negatively affected by our lack of an A.M. Best company rating of our financial strength. Although our insurance subsidiaries have a Demotech rating of “A” (Exceptional), which is generally accepted in Florida and certain other states, a rating by A.M. Best is more widely accepted outside of Florida and may cause customers and agents to prefer a policy written by an A.M. Best-rated company over a policy written by us. In addition, some mortgage companies outside of Florida may require homeowners to obtain property insurance from an insurance company with a minimum A.M. Best rating.

The withdrawal or downgrade of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, from obtaining adequate reinsurance, or from borrowing on a line of credit or cause us to default on financial covenants contained in certain of our debt financing agreements.  The withdrawal or downgrade of our ratings could have a material adverse effect on our results of operations and financial position because our insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal or downgrade of our ratings could prevent independent agents from selling and servicing our insurance products or could increase the commissions we must pay to these agents.

We rely on independent and general agents to write our insurance policies, and if we are not able to attract and retain independent and general agents, our revenues would be negatively affected.

We currently market and distribute our products and services through contractual relationships with a network of independent agents and a select number of general agents. Our independent agents are our primary source for our property and liability insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell or a material reduction in the number of independent agents with whom we maintain a relationship could negatively affect our results of operations and financial condition.

We are a party to an insurance agency master agreement with ISA, an affiliate of Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners premiums and the percentage of homeowners premiums attributable to Allstate agents has increased rapidly. During 2017, 23.8% of the homeowners premiums we underwrote were from Allstate’s network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

We are a party to a managing general underwriting agreement with SageSure to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of our total homeowners premiums, 10.2%, 6.9% and 5.0%, for the years ended December 31, 2017, 2016 and 2015, respectively, were underwritten by SageSure. The profitability of the business we obtain outside of Florida through this agreement will depend substantially on the quality of underwriting performed by SageSure. An interruption in SageSure’s services for us, or issues with the quality of SageSure’s underwriting, could have a material adverse effect on the profitability of the business obtained through this relationship.

Certain of our agreements with agents provide that the renewal rights for policies written under those agreements belong to the agents, making it more difficult for us to maintain the policies written and the premium income generated through these relationships.

Our agreements with ISA and SageSure provide that ISA and SageSure, respectively, own the expirations of the policies underwritten under these agreements. This means that we do not have the right to solicit renewals of these policies. As a result, we may be less able to maintain the policies and the corresponding premium income from renewals of policies written by us under these agreements.

Cybersecurity breaches and other disruptions could compromise our information and expose us to loss of data or liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we store sensitive data, including our proprietary business information and personally identifiable information of our insureds and employees, on our networks. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, or stolen. Any such access, disclosure or loss of information could result in legal claims against us, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, and damage our reputation, which could materially adversely affect our results of operations. Although we have implemented security measures to protect our systems from viruses and other intrusions by third parties, there can be no assurances that these measures will be effective. To mitigate these costs, we carry a cyber-liability insurance policy. Our insurance may not be sufficient to protect against all financial and other loss. Additionally, this policy will not cover us for security breaches, data loss, or cyber-attacks experienced by our third-party business partners who have access to our customer, agent, or employee data.

Our business could be materially and adversely affected by a security breach or other attack involving the systems of one or more of our business partners or vendors.

We conduct significant business functions and computer operations using the systems of third-party business partners and vendors, who provide software, hosting, communication, and other computer services to us. Our networks could be compromised by the errors or actions of our vendors and other business partners with legitimate access to our systems. If one of our vendors or other business partners are the subject of a security breach or cyber-attack, such breach or attack may result in improper or unauthorized access to our systems, and the loss, theft or unauthorized publication of our information or the confidential information of our customers, agents or employees, notwithstanding our substantial efforts to protect our systems and sensitive or confidential information. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

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

Nonstandard automobile insurance is provided to insureds who are unable to obtain preferred or standard insurance coverage because of their payment histories, driving records, age, vehicle types, or prior claims histories. This type of automobile insurance historically has a higher frequency of claims than does preferred or standard automobile insurance policies, although the average dollar amount of the claim is usually smaller under nonstandard insurance policies. As a result, we are exposed to the possibility of increased loss exposure and higher claims experience than would be the case if we offered only standard automobile insurance.

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners, commercial general liability, and automobile markets, many of whom are larger, have greater financial and other resources, have higher financial strength ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may be forced to reduce our premiums or increase our commissions significantly to compete, which could make us less profitable and have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in a material adverse effect on our business, results of operations and financial condition.

Our executive management team is critical to the strategic direction of our company. If there were an unplanned loss of service by any of our officers our business could be harmed.

We depend, and will continue to depend, on the services of our executive management team, which includes Michael H. Braun, Chief Executive Officer and President, Ronald Jordan, Chief Financial Officer, Erick A. Fernandez, Chief Accounting Officer, and others. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of one or more members of our executive management team, our business could be adversely affected. Although we have employment agreements with certain of our executive officers, any unplanned loss of service could substantially harm our business.

The recently enacted U.S. tax reform legislation will have an impact on our results of operations and financial condition, which we are currently assessing.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which significantly amends the Internal Revenue Code of 1986. Among other things, the Tax Act reduces the corporate tax rate from a statutory rate of 35% to 21%, imposes additional limitations on net operating losses and executive compensation, allows for the full expensing of certain capital expenditures, and enacts other changes impacting the insurance industry. While we expect the overall impact of the Tax Act to be favorable due to the decrease in the statutory tax rate, we are currently assessing the impact of other changes therein on our results of operations. In addition, it is possible that state insurance regulators, including the OIR, may determine to take regulatory action, such as disapproving requested rate increases, because of the perception that the Tax Act has benefited insurance companies.

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

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

•	our operating results, including a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	recognition of large unanticipated accounting charges, such as related to a loss reserve enhancement;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate;

•	the issuance of a significant number of shares; and,

•	the other risk factors described in this Annual Report, the accompanying notes and the documents incorporated by reference herein.

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

Provisions in our articles of incorporation and our bylaws and the Florida Business Corporation Act could make it more difficult to acquire us and may reduce the market price of our common stock.

Our articles of incorporation and our bylaws contain certain provisions that may make it more difficult and time-consuming for shareholders or third parties to influence our management, policies or affairs, and may discourage, delay or prevent a transaction involving a change-in-control of our company and offering a premium over the current market price of our common stock. These provisions include those which:

•	prohibit cumulative voting in the election of our directors;

•	establish a classified board of directors with staggered three-year terms;

•	establish advance notice and disclosure procedures for shareholders to bring matters, including nominations for election to our board, before a meeting of our shareholders; and,

•	eliminate the ability of shareholders to take action by written consent in lieu of a shareholder meeting.

As a result, we may be less likely to receive unsolicited offers to acquire us that some of our shareholders might consider beneficial.

The Florida Business Corporation Act, as amended, contains provisions, which our directors have elected not to opt out of, that are designed to enhance the ability of our board of directors to respond to and potentially defer attempts to acquire control of our company. These provisions may discourage altogether takeover attempts that have not been approved by our board of directors. These provisions may also adversely affect the price that a potential purchaser would be willing to pay for our common stock and, therefore, deprive you of the opportunity to obtain a takeover premium for your shares. These provisions could make the removal of our incumbent directors and management more difficult. These provisions may enable a minority of our directors and the holders of a minority of our outstanding voting stock or the holders of an existing control block to prevent, delay, discourage or make more difficult a merger, tender offer or proxy contest, even though the transaction may be favorable to the interests of a majority of our non-affiliate shareholders. These provisions could also potentially adversely affect the market price of our common stock.

As a holding company, we depend on the earnings of our subsidiaries and their ability to pay management fees and dividends to the holding company as the primary source of our income.

We are an insurance holding company whose primary assets are our subsidiaries. Our operations, and our ability to pay dividends or service our debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiaries are restricted by Florida law governing the insurance industry. Generally, Florida law limits the dividends payable by insurance companies under complicated formulas based on the subsidiaries’ available capital and earnings.

Payment of dividends in the future will depend upon our earnings and financial position and such other factors, as our board of directors deems relevant.

Future sales of our common stock by our existing shareholders in the public market, or the possibility or perception of such future sales, or sales of additional shares of common stock by us, could depress our stock price.

Investors currently known to be the beneficial owners of more than 5.0% of our common stock hold approximately 45% of our outstanding shares. Sales of a substantial number of shares of our common stock in the public market or otherwise by our existing shareholders, or the possibility or perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock by us, or the perception that these sales may occur, could adversely impact our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in an 18,554 square foot office facility. Our lease for this office space is scheduled to expire in December 2022. Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our leases.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of conducting our business, we become involved in various legal actions and claims.  Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of such matters, some of which could be decided unfavorably to us.  Management does not believe the ultimate outcome of any pending matters of this nature would be material.

We have been a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which we agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to the Company and FNIC. In response to Mutual’s allegations that our use of the word “FED” as part of our federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, in July 2016 we filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida seeking a declaration that our federally registered trademark “FEDNAT” does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark “FED” in connection with insurance services outside of Owatonna, Minnesota. In response to Mutual’s demand for arbitration against us alleging a breach of the Co-Existence Agreement, on February 16, 2018 the arbitrator agreed that our “FEDNAT” trademark does not infringe on Mutual’s federal or common law trademark rights. As a result, we have begun the process of re-branding the Company to use the FEDNAT name. The arbitrator also required us to cease using the Federated National name within 90 days. Unless the Company is able to reach agreement with Mutual regarding the timing of the name change, the Company intends to challenge that portion of the arbitration award in federal court.

On March 2, 2017, we filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and our company during Mr. Prygelski’s employment with us and set forth in the separation agreement he entered into in connection with his separation from our company. We believe that he accepted employment with a competitor in contravention of these restrictive covenants and therefore we are seeking injunctive relief, declaratory relief and damages. Prygelski has also filed an arbitration seeking declaratory relief as to his obligations under the above-referenced agreements and to recover the remainder of his severance and health insurance premium reimbursements. Because we are seeking monetary relief, we have filed a counterclaim in the arbitration seeking damages and recovery of separation payments. The litigation seeking injunctive relief and the companion arbitration related to damages are ongoing. The final hearing on the arbitration is scheduled for May 14, 2018. There can be no assurances as to the outcome of this matter.

Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND    ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “FNHC.” The following table sets forth quarterly high and low closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect prices between dealers, without accounting for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

໿

Quarter Ended:	High	Low
March 31, 2017	$21.19	$16.45
June 30, 2017	17.60	14.46
September 30, 2017	17.34	9.78
December 31, 2017	16.75	12.84

March 31, 2016	$29.08	$18.68
June 30, 2016	22.93	18.00
September 30, 2016	22.45	17.08
December 31, 2016	19.33	14.03

The closing price of our common stock on March 8, 2018 was $16.35.

HOLDERS

As of March 8, 2018, there were 120 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 2,770.

DIVIDENDS

The Board of Directors of FNHC declared regular quarterly dividends as follows:

•	In November 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in March 2018, totaling $1.0 million.

•	In September 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in December 2017, totaling $1.1 million.

•	In June 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in September 2017, totaling $1.1 million.

•	In March 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in June 2017, totaling $1.1 million.

•	In December 2016, our Board of Directors declared a dividend of $0.08 per common share, paid in March 2017, totaling $1.1 million.

•	In September 2016, our Board of Directors declared a dividend of $0.08 per common share, paid in December 2016, totaling $1.1 million.

•	In June 2016, our Board of Directors declared dividends of $0.06 per common share, respectively, paid in September 2016, totaling $1.7 million.

•	In January 2016, our Board of Directors declared a dividend of $0.05 per common share, paid in March 2016, totaling $0.7 million.
Payment of dividends in the future will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant. Our ability to continue to pay dividends may be restricted by regulatory limits on the amount of dividends that FNIC and MNIC are permitted to pay to the parent company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2017. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	50,351	3.72	142,905

Refer to Note 10. Shareholders’ Equity, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our equity compensation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

Federated National Holding Company

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Federated National Holding Company	100.00	277.76	460.35	566.62	362.79	327.96
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Insurance P&C	100.00	132.48	152.15	157.39	185.75	212.37

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2012 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Our filings with the SEC may incorporate information by reference, including this Annual Report.  Unless we specifically state otherwise, the information under this heading “Stock Performance Graph” shall not be deemed to be “soliciting materials” and shall not be deemed to be “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth elsewhere in this Annual Report.

	Year Ended December 31,
	2017	2016 (1)	2015 (1)	2014 (1)	2013 (1)
Statement of Operations Data:	(In thousands, except per share data)
Revenue:
Net premiums earned	$333,481	$261,369	$213,020	$173,774	$104,381
Net investment income	10,254	9,063	7,226	5,385	3,332
Net realized investment gains	8,548	3,045	3,616	4,426	2,881
Direct written policy fees	17,173	16,619	9,740	7,728	3,976
Other income	22,206	17,429	9,869	7,303	4,352
Total revenue	391,662	307,525	243,471	198,616	118,922
Costs and expenses:
Losses and loss adjustment expenses	247,557	197,810	112,710	81,224	58,610
Commissions and other underwriting expenses	114,867	90,378	52,862	48,294	35,350
General and administrative expenses	19,963	17,186	14,698	10,797	7,529
Interest expense	348	348	256	—	—
Total costs and expenses	382,735	305,722	180,526	140,315	101,489
Income before income taxes	8,927	1,803	62,945	58,301	17,433
Income taxes	3,585	542	24,089	20,491	5,803
Net income	5,342	1,261	38,856	37,810	11,630
Net (loss) income attributable to non-controlling interest	(2,647)	246	(445)	—	—
Net income attributable to Federated National Holding Company shareholders	$7,989	$1,015	$39,301	$37,810	$11,630

Per share data:
Net income per share attributable to Federated National Holding Company shareholders:
Basic	$0.61	$0.07	$2.86	$3.13	$1.37
Diluted	$0.60	$0.07	$2.81	$3.04	$1.33
Dividends	$0.32	$0.27	$0.18	$0.13	$0.11

໿

	December 31,
	2017	2016 (1)	2015 (1)	2014 (1)	2013 (1)
	(In thousands, except per share data)
Balance Sheet Data:
Cash and invested assets	$530,249	$484,275	$437,369	$370,920	$262,156
Total assets	$904,873	$815,390	$701,373	$506,828	$317,167
Loss and loss adjustment expense reserves	$230,515	$158,110	$97,706	$78,587	$61,203
Total liabilities	$677,414	$580,925	$455,216	$317,267	$210,463
Total shareholders’ equity	$227,459	$234,465	$246,157	$189,561	$106,704
Book value per share, excluding non-controlling interest	$16.29	$16.01	$16.52	$13.91	$9.79

(1) Prior years reflect revisions of our previously issued financial statements. Refer to Note 1. Organization, Consolidation and Basis of Presentation within the Revisions of Previously Issued Financial Statements section, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for information regarding the adjustments.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview — Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth results of operations for the periods presented:
໿

	Year Ended December 31,
	2017	% Change	2016
Revenue:	(Dollars in thousands)
Gross premiums written	$603,417	(0.3)%	$605,485
Increase in unearned premiums	(224)	(99.4)%	(40,062)
Gross premiums earned	603,193	6.7%	565,423
Ceded premiums earned	(269,712)	(11.3)%	(304,054)
Net premiums earned	333,481	27.6%	261,369
Net investment income	10,254	13.1%	9,063
Net realized investment gains	8,548	180.7%	3,045
Direct written policy fees	17,173	3.3%	16,619
Other income	22,206	27.4%	17,429
Total revenue	391,662	27.4%	307,525

Costs and expenses:
Losses and loss adjustment expenses	247,557	25.1%	197,810
Commissions and other underwriting expenses	114,867	27.1%	90,378
General and administrative expenses	19,963	16.2%	17,186
Interest expense	348	—%	348
Total costs and expenses	382,735	25.2%	305,722

Income before income taxes	8,927	395.1%	1,803
Income taxes	3,585	561.4%	542
Net income	5,342	323.6%	1,261
Net (loss) income attributable to non-controlling interest	(2,647)	(1,176.0)%	246
Net income attributable to Federated National Holding Company shareholders	$7,989	687.1%	$1,015

Ratios to net premiums earned:
Net loss ratio (1)	74.2%		75.7%
Net expense ratio (2)	40.4%		41.2%
Combined ratio (3)	114.6%		116.9%

(1)	Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

The following table summarizes our results of operations by line of business for the periods presented. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. “Automobile” line of business consists of our nonstandard personal automobile insurance business. “Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations.

	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
Revenue:	(Dollars in thousands)
Gross premiums written	$536,755	$43,505	$23,157	$603,417	$512,737	$69,479	$23,269	$605,485
(Increase) decrease in unearned premiums	(11,231)	11,174	(167)	(224)	(28,384)	(11,167)	(511)	(40,062)
Gross premiums earned	525,524	54,679	22,990	603,193	484,353	58,312	22,758	565,423
Ceded premiums earned	(227,269)	(31,037)	(11,406)	(269,712)	(249,972)	(44,291)	(9,791)	(304,054)
Net premiums earned	298,255	23,642	11,584	333,481	234,381	14,021	12,967	261,369
Net investment income	—	—	10,254	10,254	—	—	9,063	9,063
Net realized investment gains	—	—	8,548	8,548	—	—	3,045	3,045
Direct written policy fees	8,715	7,846	612	17,173	7,844	8,171	604	16,619
Other income	13,662	3,277	5,267	22,206	9,106	5,479	2,844	17,429
Total revenue	320,632	34,765	36,265	391,662	251,331	27,671	28,523	307,525

Expenses:
Losses and loss adjustment expenses	206,842	32,752	7,963	247,557	169,920	14,885	13,005	197,810
Commissions and other underwriting expenses	97,111	12,976	4,780	114,867	73,215	12,471	4,692	90,378
General and administrative expenses	15,403	650	3,910	19,963	13,079	600	3,507	17,186
Interest expense	348	—	—	348	348	—	—	348
Total costs and expenses	319,704	46,378	16,653	382,735	256,562	27,956	21,204	305,722

Income (loss) before income taxes	928	(11,613)	19,612	8,927	(5,231)	(285)	7,319	1,803
Income taxes	360	(4,481)	7,706	3,585	(2,015)	(111)	2,668	542
Net income (loss)	568	(7,132)	11,906	5,342	(3,216)	(174)	4,651	1,261
Net (loss) income attributable to non-controlling interest	(2,647)	—	—	(2,647)	246	—	—	246
Net income (loss) attributable to Federated National Holding Company shareholders	$3,215	$(7,132)	$11,906	$7,989	$(3,462)	$(174)	$4,651	$1,015

Ratios to net premiums earned:
Net loss ratio	69.4%	138.5%	68.7%	74.2%	72.5%	106.2%	100.3%	75.7%
Net expense ratio	37.7%			40.4%	36.8%			41.2%
Combined ratio	107.1%			114.6%	109.3%			116.9%

Revenue

Total revenue increased $84.1 million, or 27.4%, to $391.7 million for the year ended December 31, 2017, as compared to $307.5 million for the year ended December 31, 2016. The increase in revenue was due to higher gross earned premiums and lower ceded premiums as described below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2017	2016
Gross premiums written:	(In thousands)
Homeowners Florida	$482,039	$477,489
Homeowners non-Florida	54,716	35,248
Personal automobile	43,505	69,479
Commercial general liability	11,048	13,256
Federal flood	12,109	10,013
Total gross premiums written	$603,417	$605,485

Gross premiums written decreased $2.1 million, or 0.3%, to $603.4 million for the year ended December 31, 2017, as compared to $605.5 million for the year ended December 31, 2016. Gross premiums written decreased due to the decline in gross premiums written in Automobile, offset by the growth in gross premiums written in Homeowners, both Florida and non-Florida.

The lower premiums in Automobile was due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the year 2017 and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The increase in gross premiums written in the homeowners non-Florida was due to the expansion of our operations outside of Florida, allowing us to leverage personnel and diversify insurance risk. The increase in homeowners Florida reflects our strategy to grow market share in a controlled manner with a renewed focus on risk profile and profitability.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2017	2016
Gross premiums earned:	(In thousands)
Homeowners Florida	$481,541	$455,252
Homeowners non-Florida	43,983	29,101
Personal automobile	54,679	58,312
Commercial general liability	12,216	13,675
Federal flood	10,774	9,083
Total gross premiums earned	$603,193	$565,423

Gross premiums earned increased $37.8 million, or 6.7%, to $603.2 million for the year ended December 31, 2017, as compared to $565.4 million for the year ended December 31, 2016. Gross premiums earned increased due to higher premiums written in homeowners non-Florida and homeowners Florida over the past twelve to eighteen months, which resulted in higher earned premiums as the premiums written has earned in.

Ceded Premiums Earned

Ceded premiums earned decreased $34.3 million, or 11.3%, to $269.7 million for the year ended December 31, 2017, as compared to $304.1 million for the year ended December 31, 2016. The decrease in ceded premiums earned was driven by the expiration of the 30% and 10% Florida-only property quota share treaties, which ended on July 1, 2016 and 2017, respectively. The effect of these expirations was partially offset by the new 10% Florida-only property quota share treaty, which became effective on July 1, 2017.

Net Investment Income

Net investment income increased $1.2 million, or 13.1%, to $10.3 million for the year ended December 31, 2017, as compared to $9.1 million for the year ended December 31, 2016. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of portfolio repositioning during the first quarter of 2017, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates. A portion of the increase in net investment income will be offset by higher federal income taxes, given that a lower percentage of our investment income originates from tax-free securities.

Net Realized Investment Gains

Net realized investment gains increased $5.5 million, to $8.5 million for the year ended December 31, 2017, as compared to $3.0 million for the year ended December 31, 2016. This increase was driven by our decision to re-deploy approximately $30.6 million of equity securities into fixed-income securities during the year in order to reduce our exposure to the equity markets, which generated realized gains of $5.6 million.  Additionally, during the first half of 2017, we redistributed a portion of our equity portfolio between our investment managers, which yielded $2.8 million of realized gains.

Direct Written Policy Fees

Direct written policy fees increased by $0.6 million, or 3.3%, to $17.2 million for the year ended December 31, 2017, as compared to $16.6 million for the year ended December 31, 2016. The increase in direct written policy fees is correlated to the increase in gross premiums earned in Homeowners, offset by the decrease in gross premiums earned in Automobile, as compared to the prior year.

Other Income

Other income increased $4.8 million, or 27.4%, to $22.2 million for the year ended December 31, 2017, as compared to $17.4 million for the year ended December 31, 2016. Other income included the following for the periods presented:

໿

	Year Ended December 31,
	2017	% Change	2016
	(Dollars in thousands)
Other income:
Commission income	$6,227	(19.4)%	$7,730
Brokerage revenue	11,781	61.0%	7,316
Partnership income	1,973	722.1%	240
Financing revenue	2,225	3.8%	2,143
Total other income	$22,206	27.4%	$17,429

The increase in other income was due to the improvement in brokerage revenue and partnership income, partially offset by the decline in commission income. The improvement in brokerage revenue was due to the increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The improvement in partnership income from our 33% investment in SECCC, was driven by the increased claims adjustment services provided by SECCC to its customers, primarily related to Hurricanes Irma and Harvey for the year ended December 31, 2017, as compared to the prior year. The decline in commission income was primarily due to the lower premiums in Automobile for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $49.7 million, or 25.1%, to $247.6 million for the year ended December 31, 2017, as compared to $197.8 million for the year ended December 31, 2016. Year over year premium volume growth from Homeowners primarily drove approximately $23.0 million of the increase. During 2017, we experienced losses, net of reinsurance from catastrophe claims of $30.4 million, of which $21.4 million related to Hurricane Irma and $14.6 million related to Hurricane Harvey and other severe weather events in the states of Florida, Louisiana and Texas in Homeowners and Automobile; offset by $5.6 million of income for catastrophe claims handling, which is a reduction to net losses. We experienced adverse development, net of reinsurance, of $13.9 million, primarily in Automobile and Homeowners. The adverse development for Automobile of approximately $8.0 million was primarily driven by adjustments to cession percentages. Homeowners’ adverse development of approximately $8.0 million was driven by the continued impact of AOB and related ligation costs. Unallocated loss adjustment expense also increased by $6.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Approximately $15.0 million of the period over period increase stems from lower ceded losses for the year ended December 31, 2017, from the combination of the expiration of the retrospectively-rated 10% Florida-only property quota share treaty and the new 10% Florida-only property quota share treaty. These increased losses were offset by 2016 activity related to $33.3 million of catastrophe claims from Hurricane Matthew and other severe events and $11.0 million of adverse development.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:
໿

	Year Ended December 31,
	2017	2016
Commissions and other underwriting expenses:	(In thousands)
Homeowners Florida	$57,151	$55,370
All others	32,105	28,720
Ceded commissions	(19,199)	(36,445)
Total commissions and other fees	70,057	47,645
Salaries and wages	14,521	13,748
Other underwriting expenses	30,289	28,985
Total commissions and other underwriting expenses	$114,867	$90,378

Commissions and other underwriting expenses increased $24.5 million, or 27.1%, to $114.9 million for the year ended December 31, 2017, as compared to $90.4 million for the year ended December 31, 2016. The increase was due primarily to a reduction in ceding commissions as a result of the termination of our 30% Florida-only property quota share treaty on July 1, 2016. The remaining increase is due to higher gross premiums earned in Homeowners, as discussed above.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 16.2%, to $20.0 million for the year ended December 31, 2017, as compared to $17.2 million for the year ended December 31, 2016.  The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees.

Interest Expense

Interest expense was unchanged at $0.3 million for the years ended December 31, 2017 and 2016. In late December 2017, the Company issued $45.0 million of senior notes. Refer to Note 7. Long-Term Debt, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding the senior notes. As a result, interest expense will increase substantially in 2018 to approximately $4.0 million, based on the level of three-month LIBOR as of December 31, 2017.

Income Taxes

Income taxes increased $3.0 million, or 561.4%, to $3.6 million for the year ended December 31, 2017, as compared to $0.5 million for the year ended December 31, 2016. The increase in income taxes was primarily due to an increase in taxable income. The revaluation of our net deferred tax asset as during the fourth quarter of 2017 pursuant to Tax Act added $0.3 million of expense to our 2017 tax provision. Due to the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018, we expect our effective tax to decline approximately 14 points in 2018, which will benefit our earnings in the coming year. Refer to Note 8. Income Taxes, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information on federal income tax reform.

Operating Results Overview — Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth selected results of operations for the periods presented:

	Year Ended December 31,
	2016	% Change	2015
Revenue:	(Dollars in thousands)
Gross premiums written	$605,485	22.6%	$493,770
Increase in unearned premiums	(40,062)	(34.9)%	(61,537)
Gross premiums earned	565,423	30.8%	432,233
Ceded premiums earned	(304,054)	38.7%	(219,213)
Net premiums earned	261,369	22.7%	213,020
Net investment income	9,063	25.4%	7,226
Net realized investment gains	3,045	(15.8)%	3,616
Direct written policy fees	16,619	70.6%	9,740
Other income	17,429	76.6%	9,869
Total revenue	307,525	26.3%	243,471

Costs and expenses:
Losses and loss adjustment expenses	197,810	75.5%	112,710
Commissions and other underwriting expenses	90,378	71.0%	52,862
General and administrative expenses	17,186	16.9%	14,698
Interest expense	348	35.9%	256
Total costs and expenses	305,722	69.4%	180,526

Income before income taxes	1,803	(97.1)%	62,945
Income taxes	542	(97.8)%	24,089
Net income	1,261	(96.8)%	38,856
Net income (loss) attributable to non-controlling interest	246	(155.3)%	(445)
Net income attributable to Federated National Holding Company shareholders	$1,015	(97.4)%	$39,301

Ratios to net premiums earned:
Net loss ratio	75.7%		52.9%
Net expense ratio	41.2%		31.7%
Combined ratio	116.9%		84.6%
໿

	2016				2015
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
Revenue:	(Dollars in thousands)
Gross premiums written	$512,737	$69,479	$23,269	$605,485	$449,766	$21,912	$22,092	$493,770
Increase in unearned premiums	(28,384)	(11,167)	(511)	(40,062)	(52,940)	(7,804)	(793)	(61,537)
Gross premiums earned	484,353	58,312	22,758	565,423	396,826	14,108	21,299	432,233
Ceded premiums earned	(249,972)	(44,291)	(9,791)	(304,054)	(199,731)	(11,101)	(8,381)	(219,213)
Net premiums earned	234,381	14,021	12,967	261,369	197,095	3,007	12,918	213,020
Net investment income	—	—	9,063	9,063	—	—	7,226	7,226
Net realized investment gains	—	—	3,045	3,045	—	—	3,616	3,616
Direct written policy fees	7,844	8,171	604	16,619	7,020	2,115	605	9,740
Other income	9,106	5,479	2,844	17,429	6,567	1,657	1,645	9,869
Total revenue	251,331	27,671	28,523	307,525	210,682	6,779	26,010	243,471

Expenses:
Losses and loss adjustment expenses	169,920	14,885	13,005	197,810	97,219	5,196	10,295	112,710
Commissions and other underwriting expenses	73,215	12,471	4,692	90,378	46,684	1,576	4,602	52,862
General and administrative expenses	13,079	600	3,507	17,186	11,956	100	2,642	14,698
Interest expense	348	—	—	348	256	—	—	256
Total costs and expenses	256,562	27,956	21,204	305,722	156,115	6,872	17,539	180,526

Income before income taxes	(5,231)	(285)	7,319	1,803	54,567	(93)	8,471	62,945
Income taxes	(2,015)	(111)	2,668	542	21,049	(36)	3,076	24,089
Net income	(3,216)	(174)	4,651	1,261	33,518	(57)	5,395	38,856
Net income (loss) attributable to non-controlling interest	246	—	—	246	(445)	—	—	(445)
Net (loss) income attributable to Federated National Holding Company shareholders	$(3,462)	$(174)	$4,651	$1,015	$33,963	$(57)	$5,395	$39,301

Ratios to net premiums earned:
Net loss ratio	72.5%	106.2%	100.3%	75.7%	49.3%	172.8%	79.7%	52.9%
Net expense ratio	36.8%			41.2%	29.8%			31.7%
Combined ratio	109.3%			116.9%	79.1%			84.6%

Revenue

Total revenue for the year ended December 31, 2016 of $307.5 million increased $64.1 million, or 26.3%, compared to revenue of $243.5 million in 2015.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Year Ended December 31,
	2016	2015
Gross premiums written:	(In thousands)
Homeowners Florida	$477,489	$427,428
Homeowners non-Florida	35,248	22,338
Personal automobile	69,479	21,912
Commercial general liability	13,256	13,928
Federal flood	10,013	8,164
Total gross premiums written	$605,485	$493,770

Gross premiums written increased $111.7 million, or 22.6%, to $605.5 million for the year ended December 31, 2016, as compared to $493.8 million for the same period in 2015. The increase predominantly reflects market share growth in Homeowners and Automobile. Homeowners gross premiums written increased $63.0 million, or 14.0%, to $512.7 million for the year ended December 31, 2016, as compared to $449.8 million in 2015. Gross premiums written for Automobile increased by $47.6 million to $69.5 million in 2016, compared to $21.9 million in 2015. This increase is also reflected in the increase in our Homeowners in-force policy count to 279,109 as of December 31, 2016, as compared to 254,105 as of 2015.  These increases reflected management’s strategy in 2016 to grow in Homeowners and Automobile by expanding operations outside of Florida. With the expansion into areas outside of Florida, we were able to continue to leverage our personnel and, at the same time, diversify our insurance risk.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2016	2015
Gross premiums earned:	(In thousands)
Homeowners Florida	$455,252	$381,027
Homeowners non-Florida	29,101	15,799
Personal automobile	58,312	14,108
Commercial general liability	13,675	13,541
Federal flood	9,083	7,758
Total gross premiums earned	$565,423	$432,233

Gross premiums earned increased $133.2 million, or 30.8%, to $565.4 million for the year ended December 31, 2016, as compared to $432.2 million for the same period in 2015. Gross premiums earned increased due to higher premiums written in Homeowners, both in non-Florida and Florida, and Automobile over the past twelve to eighteen months, which resulted in higher earned premiums as the premiums written has earned in.

Ceded Premiums Earned

Ceded premiums earned increased by $84.8 million, or 38.7%, to $304.1 million for the year ended December 31, 2016, as compared to $219.2 million in the same twelve-month period last year. This increase is driven by the additional excess-of-loss reinsurance costs recorded in 2016 as compared to 2015 related to Homeowners premium growth. Additionally, we recorded increased ceded premiums related to the premium growth in Automobile in 2016, which is generally ceded at 75% through various quota share agreements. These increases were offset by lower ceded premiums in 2016 as compared to 2015 due to the expiration of the 30% Florida-only property quota share treaty, which ended on July 1, 2016.

Net Investment Income

Net investment income increased $1.8 million, or 25.4%, to $9.1 million for the year ended December 31, 2016, as compared to $7.2 million for the year ended December 31, 2015.  The improvement was mainly due to a year-over-year overall growth of our investment portfolio, specifically growth in the fixed income securities. Our debt securities investment yields, net, remained steady year over year at 2.3% for the years ended December 31, 2016 and 2015, respectively.

Net Realized Investment Gains

Net realized investment gains totaled $3.0 million for the year ended December 31, 2016, as compared to $3.6 million for the year ended December 31, 2015. From time to time, our portfolio managers, under our control, move out of positions due to both macro and micro conditions; these movements generate both realized gains and losses. The slight decrease is due to less favorable market conditions for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Direct Written Policy Fees

Direct written policy fees increased by $6.9 million, or 70.6%, to $16.6 million for the year ended December 31, 2016, as compared to $9.7 million in 2015. The increase in direct written policy fees is correlated to the increase in gross premiums earned in Homeowners and Automobile compared to the prior year.

Other Income

Other income increased $7.6 million, or 76.6%, to $17.4 million for the year ended December 31, 2016, as compared to $9.9 million for the year ended December 31, 2015. Other income included the following for the periods presented:
໿

	Year Ended December 31,
	2016	% Change	2015
	(Dollars in thousands)
Other income:
Commission income	$7,730	159.9%	$2,974
Brokerage revenue	7,316	46.6%	4,989
Partnership income (loss)	240	(2,500.0)%	(10)
Finance revenue	2,143	11.8%	1,916
Total other income	$17,429	76.6%	$9,869

The increase in commission income is primarily a result of the premium growth in Automobile, which increases the fees we receive for managing that business. Additionally, the increase in brokerage revenue is driven by the increase in our homeowners reinsurance program, the type of reinsurance purchased, and the commissions paid on these reinsurance agreements in calendar year 2016 as compared to calendar year 2015.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $85.1 million, or 75.5%, to $197.8 million for the year ended December 31, 2016, as compared to $112.7 million for the year ended December 31, 2015.

The increase in losses and LAE is driven by $40.0 million of losses due to increased earned premiums in Homeowners and Automobile, $33.3 million incurred in catastrophe losses resulting from a series of tornadoes and severe weather events that impacted the state of Florida and South Carolina (i.e., Hurricane Matthew, Hurricane Hermine, Tropical Storm Colin), and $16.0 million of losses related to increasing the Company’s Florida homeowners attritional loss ratio throughout 2016. Additionally, losses and LAE were impacted by unfavorable development of $11.0 million for the 2015 accident year in our homeowners coverage in the state of Florida as a result of AOB and other related adjusting expenses. The factors listed above were partially offset by ceded losses pertaining to the Florida-only property quota-share treaties.

Commissions and Other Underwriting Expenses

The following table sets forth commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2016	2015
Commissions and other underwriting expenses:	(In thousands)
Homeowners Florida	$55,370	$37,799
All others	28,720	15,940
Ceded commissions	(36,445)	(36,396)
Total commissions and other fees	47,645	17,343
Salaries and wages	13,748	11,864
Other underwriting expenses	28,985	23,655
Total commissions and other underwriting expenses	$90,378	$52,862

Commissions and other underwriting expenses increased $37.5 million, or 71.0%, to $90.4 million for the year ended December 31, 2016, as compared to $52.9 million for the year ended December 31, 2015.  The increase is related to the premium growth in Homeowners and Automobile, with homeowners non-Florida and Automobile carrying higher acquisition costs as a result of the different distribution models we employ to market our insurance products.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 16.9%, to $17.2 million for the year ended December 31, 2016, as compared to $14.7 million for the year ended December 31, 2015. The increase primarily reflects expenses incurred of $1.9 million in connection with the resignation of our former Chief Financial Officer during 2016.

Income Taxes

Income taxes decreased $23.5 million, or 97.8%, to $0.5 million for the year ended December 31, 2016, as compared to $24.1 million for the year ended December 31, 2015. The change was primarily due to a decrease in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are net premiums, fee income, commission income and investment income.  Our primary uses of funds are the payment of claims and operating expenses.  As of December 31, 2017, we had $86.2 million in cash and cash equivalents and $444.0 million in investments. As of December 31, 2016, we had $74.6 million in cash and cash equivalents and $409.7 million in investments. Total shareholders’ equity decreased $7.0 million, to $227.5 million as of December 31, 2017, as compared to $234.5 million as of December 31, 2016, driven by $10.6 million of share repurchases and $4.3 million of dividends declared.

Historically, we have met our liquidity requirements primarily through cash generated from operations. In December 2017, we received proceeds of $25.0 million principal amount of Senior Unsecured Floating Rate Notes due 2027 (the “2027 Notes”), pursuant to an indenture dated as of December 28, 2017 (the “Indenture”), as supplemented by a supplemental indenture dated as of December 28, 2017. In December 2017, we also received proceeds of $20.0 million of Senior Unsecured Fixed Rate Notes due 2022 (the “2022 Notes”), pursuant to the Indenture, as supplemented by a supplemental indenture dated as of December 29, 2017. A portion of the proceeds from the 2027 Notes and 2022 Notes was used on February 28, 2018 to infuse capital into FNIC. Refer to Note 17. Subsequent Events, in the Notes to Consolidated Financial Statements set forth set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the capital infusion. The remaining proceeds are available to repurchase shares of our common stock, and for general corporate purposes, including managing the capital needs of our subsidiaries.

Among other things, the Indenture limits the Company's ability to incur additional debt without the approval of the existing noteholders. The supplemental indentures limit the Company's debt to equity ratio to 35%. The Company's actual debt to equity ratio at December 31, 2017 was approximately 22%.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of this Annual Report, our insurance operations are subject to the laws and regulations of the states in which we operate. The Florida OIR and their regulatory counterparts in other states utilize the NAIC RBC requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies. At December 31, 2017, FNIC’s statutory surplus was $162.2 million and its RBC ratio was 301.9%.

Based upon the 2017 and 2016 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 301.9% and 307.5% as of December 31, 2017 and 2016, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,070.1% and 2,419.8% as of December 31, 2017 and 2016, respectively.

Cash Flows Discussion

We believe that existing cash and investment balances, when combined with anticipated cash flows and the proceeds of our debt offering as described above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs, and satisfy debt requirements. Future growth strategies may require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations. We expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements.

Subject to our compliance with capital requirements as described above, we may consider various opportunities to deploy our capital, including repurchases of our common stock if such repurchases represent a more favorable use of available capital.

Operating Activities

Net cash provided by operating activities was $13.1 million for the year ended December 31, 2017, as compared to $69.8 million for the year ended December 31, 2016.  The change was primarily due to the decline in unearned premiums, reinsurance recoverable, net and reinsurance payable for the year ended December 31, 2017, as compared to prior year. The change was offset by an increase in premiums receivable, income taxes receivable, loss and LAE reserves and deferred acquisition costs for the year ended December 31, 2017, as compared to the prior year.

Net cash provided by operating activities of $69.8 million for the year ended December 31, 2016, as compared to net cash provided by operating activities of $52.9 million for the year ended December 31, 2015. The change was primarily due to the decrease in the prepaid reinsurance premium account and increase loss and LAE reserves for the year ended December 31, 2016, partly offset by decreases in reinsurance recoverables, unearned premiums, and deferred acquisition costs, as compared to the prior year.

Investing Activities

Net cash used in investing activities was $31.7 million for the year ended December 31, 2017, as compared to $33.2 million for the year ended December 31, 2016, representing net growth in our investment portfolio each year.  The change was due to the higher purchases of debt and equity investment securities of $375.5 million for the year ended December 31, 2017, as compared to $342.1 million the year ended December 31, 2016, and the lower proceeds from sales of debt and equity investment securities of $306.7 million for the year ended December 31, 2017, as compared to $311.1 million for the prior year. The changes were offset by the maturities and redemptions of debt securities of $38.0 million for the year ended December 31, 2017, as compared to $81.8 million for the year ended December 31, 2016.

Net cash used in investing activities was $33.2 million for the year ended December 31, 2016, as compared to net cash used in investing activities of $63.6 million for the year ended December 31, 2015. The change was due to the decline in the net purchases of investment securities for the year ended December 31, 2016, as compared to prior year.

Financing Activities

Net cash from financing activities was net cash provided by financing activities of $30.2 million for the year ended December 31, 2017, as compared to net cash used of $15.0 million for the year ended December 31, 2016. The change was due to the proceeds from borrowings of notes payable in December 2017 of $45.0 million for the year ended December 31, 2017, as compared to the absence of any proceeds from borrowing in the prior year. The change was slightly offset by the lower repurchases of our common stock of $10.6 million for the year ended December 31, 2017, as compared to the common stock repurchases of $11.3 million for the year ended December 31, 2016, and the lower amount of dividends paid of $4.3 million for the year ended December 31, 2017, as compared to $4.7 million paid during the prior year.

Net cash provided by financing activities was $21.6 million for the year ended December 31, 2016, as compared to net cash provided of $12.9 million for the year ended December 31, 2015.  The change was primarily due to proceeds from non-controlling interest equity investment of $18.7 million and the issuance of debt in our consolidated VIE of $5.0 million during the year ended December 31, 2015. The change was also due to the common stock repurchases and dividends paid during the year ended December 31, 2016, as compared to the prior year.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the inflationary effect on the cost of paying loss and LAE.

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
CONTRACTUAL OBLIGATIONS

The table sets forth a summary of long-term contractual obligations as of December 31, 2017, and includes amounts that represent estimates of gross undiscounted amounts payable over time, as follows:

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Loss and loss adjustment expense reserves (1)	$230,515	$136,004	$80,680	$11,526	$2,305
Long-term debt (2)	50,000	—	5,000	20,000	25,000
Interest payments on long-term debt (3)	27,685	4,202	12,549	8,225	2,709
Operating leases	12,760	780	4,464	2,640	4,876
Total long-term contractual obligations	$320,960	$140,986	$102,693	$42,391	$34,890
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
(2) Long-term debt payments on notes payable, excludes deferred financing costs.
(3) One of the senior notes has a floating interest rate based on three-month LIBOR. These estimates reflect such rate as of December 31, 2017.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may materially differ from those estimates.

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments; (ii) accounting for investments; (iii) premium and unearned premium calculation; (iv) reinsurance contracts; (v) the amount and recoverability of deferred acquisition costs; (vi) reserve for loss and losses adjustment expenses; and, (vii) income taxes.  The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

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

Investments

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity of more than one year, including corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  We determine the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluate the classification at each balance sheet date.

Held-to-maturity investments are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other securities were classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income, and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an OTTI loss on the statement of income.  Any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

Premiums and Unearned Premiums

We recognize premiums as revenue on a pro-rata basis over the term of an insurance policy.  Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro-rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss and quota share contracts.  Premiums are earned ratably over the terms of the related coverage.

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

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.  Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

Deferred Acquisition Costs

Deferred acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts.  We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.  Such deferred acquisition costs generally include agent or broker commissions, referral fees, premium taxes, medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed.  Each cost is analyzed to assess whether it is fully deferrable.

We also defer a portion of the employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities, including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling.

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months.  It is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts.  Investment income is anticipated in assessing the recoverability of deferred acquisition costs.  We assess the recoverability of deferred acquisition costs on an annual basis or more frequently if circumstances indicate impairment may have occurred.

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

We believe that the reserves for unpaid loss and LAE established by our insurance companies are adequate as of December 31, 2017; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

•
Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer-tailed classes.

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

Prior Year Development

Our insurance companies continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid loss and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid loss and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

Refer to Note 1. Organization, Consolidation and Basis of Preparation and Note 6. Loss and Loss Adjustment Reserves, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our loss and LAE.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss, capital loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Such a change occurred in the fourth quarter of 2017. Refer to Note 8. Income Taxes, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our income taxes.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for a discussion of recent accounting pronouncements and their effect, if any, on our company.

Off-Balance Sheet Transactions

For the years ended December 31, 2017 and 2016, we did not have any off balance sheet transactions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2017, approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-to-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Principal cash flows and the related weighted average interest rate by expected maturity date, based upon par values, for the financial instruments sensitive to changes in interest rates, includes the following:

໿

								Carrying
	2018	2019	2020	2021	2022	Thereafter	Total	Amount
	(Dollars in thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$8,974	$4,302	$9,614	$1,740	$14,867	$16,343	$55,840	$55,234
Obligations of states and political subdivisions	5,085	7,430	8,910	5,030	9,920	23,670	60,045	66,266
Corporate securities	24,847	28,677	29,370	26,364	33,139	87,976	230,373	234,785
International securities	5,883	1,188	2,103	2,210	1,565	4,650	17,599	17,982
Collateralized mortgage obligations	1,393	3,338	2,126	2,636	2,940	40,111	52,544	54,320
Total investments	$46,182	$44,935	$52,123	$37,980	$62,431	$172,750	$416,401	$428,587

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.77%	1.62%	0.99%	1.35%	1.64%	1.99%	1.48%
Obligations of states and political subdivisions	5.00%	5.11%	4.49%	4.90%	4.12%	4.85%	4.72%
Corporate securities	3.52%	3.55%	3.05%	3.28%	3.32%	3.65%	3.46%
International securities	3.07%	6.91%	2.76%	2.82%	3.09%	4.20%	3.56%
Collateralized mortgage obligations	2.57%	2.96%	3.86%	3.39%	3.21%	3.66%	3.56%
Total investments	3.06%	3.67%	2.94%	3.39%	3.04%	3.68%	3.39%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of
Federated National Holding Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Federated National Holding Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
March 13, 2018

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
໿

	December 31,
	2017	2016
		As Adjusted
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $422,300 and $376,644, respectively)	$423,238	$374,756
Debt securities, held-to-maturity, at amortized cost	5,349	5,551
Equity securities, available-for-sale, at fair value (cost of $14,085 and $24,163, respectively)	15,434	29,375
Total investments (including $26,284 and $28,704 related to the VIE, respectively)	444,021	409,682

Cash and cash equivalents (including $14,211 and $15,668 related to the VIE, respectively)	86,228	74,593
Prepaid reinsurance premiums	135,492	156,932
Premiums receivable, net of allowance of $70 and $55, respectively (including $1,184 and $1,584 related to the VIE, respectively)	46,393	54,854
Reinsurance recoverable, net	124,601	47,863
Deferred acquisition costs	40,893	41,892
Income taxes receivable	9,510	13,871
Deferred tax assets, net	307	—
Property and equipment, net	4,025	4,194
Other assets (including $2,322 and $371 related to the VIE, respectively)	13,403	11,509
TOTAL ASSETS	$904,873	$815,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$230,515	$158,110
Unearned premiums	294,423	294,022
Reinsurance payable	71,944	79,154
Long-term debt, net of deferred financing costs of $749 and $91, respectively	49,251	4,909
Deferred revenue	6,222	6,834
Deferred tax liabilities, net	—	253
Other liabilities	25,059	37,643
Total liabilities	677,414	580,925
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,988,247 and 13,473,120 shares issued and outstanding, respectively	130	134
Additional paid-in capital	139,728	136,779
Accumulated other comprehensive income	1,770	1,941
Retained earnings	70,009	76,884
Total shareholders’ equity attributable to Federated National Holding Company shareholders	211,637	215,738
Non-controlling interest	15,822	18,727
Total shareholders’ equity	227,459	234,465
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$904,873	$815,390

The accompanying notes are an integral part of the consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
		As Adjusted	As Adjusted
Revenue:
Net premiums earned	$333,481	$261,369	$213,020
Net investment income	10,254	9,063	7,226
Net realized investment gains	8,548	3,045	3,616
Direct written policy fees	17,173	16,619	9,740
Other income	22,206	17,429	9,869
Total revenue	391,662	307,525	243,471

Costs and expenses:
Losses and loss adjustment expenses	247,557	197,810	112,710
Commissions and other underwriting expenses	114,867	90,378	52,862
General and administrative expenses	19,963	17,186	14,698
Interest expense	348	348	256
Total costs and expenses	382,735	305,722	180,526

Income before income taxes	8,927	1,803	62,945
Income taxes	3,585	542	24,089
Net income	5,342	1,261	38,856
Net (loss) income attributable to non-controlling interest	(2,647)	246	(445)
Net income attributable to Federated National Holding Company shareholders	$7,989	$1,015	$39,301

Net income per share attributable to Federated National Holding Company shareholders:
Basic	$0.61	$0.07	$2.86
Diluted	$0.60	$0.07	$2.81

Weighted average number of shares of common stock outstanding:
Basic	13,170	13,758	13,729
Diluted	13,250	13,922	13,997

Dividends declared per share of common stock	$0.32	$0.27	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

໿

	Year Ended December 31,
	2017	2016	2015
		As Adjusted	As Adjusted

Net income	$5,342	$1,261	$38,856
Change in net unrealized losses on investments, available-for-sale	(1,037)	(2,786)	(6,308)
Comprehensive income (loss) before income taxes	4,305	(1,525)	32,548

Income tax benefit related to items of other comprehensive income (loss)	608	1,046	2,454
Comprehensive income (loss)	4,913	(479)	35,002

Less: Comprehensive (loss) income attributable to non-controlling interest	(2,905)	550	(566)
Comprehensive income (loss) attributable to Federated National Holding
Company shareholders	$7,818	$(1,029)	$35,568

The accompanying notes are an integral part of the consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
໿

					Accumulated		Total Shareholders’
					Other		Equity Attributable to
		Common Stock		Additional	Comprehensive	Retained	Federated National	Non-	Total
	Preferred	Issued		Paid-in	Income	Earnings	Holding Company	controlling	Shareholders’
	Stock	Shares	Amount	Capital	(Loss)	(Deficit)	Shareholders	Interest	Equity
Balance as of January 1, 2015 (As adjusted)	—	13,632,414	$136	$127,302	$7,718	$54,405	$189,561	—	$189,561
Net income (loss) (As adjusted)	—	—	—	—	—	39,301	39,301	(445)	38,856
Other comprehensive loss	—	—	—	—	(3,733)	—	(3,733)	(121)	(3,854)
Non-controlling interest capital contributions	—	—	—	—	—	—	—	18,743	18,743
Dividends	—	—	—	—	—	(1,847)	(1,847)	—	(1,847)
Shares issued under share-based compensation plans	—	166,359	2	169	—	—	171	—	171
Tax benefits from share-based compensation awards	—	—	—	1,564	—	—	1,564	—	1,564
Share-based compensation	—	—	—	2,963	—	—	2,963	—	2,963
Balance as of December 31, 2015 (As adjusted)	—	13,798,773	138	131,998	3,985	91,859	227,980	18,177	246,157
Net income (As adjusted)	—	—	—	—	—	1,015	1,015	246	1,261
Other comprehensive (loss) income	—	—	—	—	(2,044)	—	(2,044)	304	(1,740)
Dividends	—	—	—	—	—	(4,677)	(4,677)	—	(4,677)
Shares issued under share-based compensation plans	—	299,165	—	361	—	—	361	—	361
Tax benefits from share-based compensation awards	—	—	—	589	—	—	589	—	589
Repurchases of common stock	—	(624,818)	(4)	—	—	(11,313)	(11,317)	—	(11,317)
Share-based compensation	—	—	—	3,831	—	—	3,831	—	3,831
Balance as of December 31, 2016 (As adjusted)	—	13,473,120	134	136,779	1,941	76,884	215,738	18,727	234,465
Net income (loss)	—	—	—	—	—	7,989	7,989	(2,647)	5,342
Other comprehensive loss	—	—	—	—	(171)	—	(171)	(258)	(429)
Dividends	—	—	—	—	—	(4,251)	(4,251)	—	(4,251)
Shares issued under share-based compensation plans	—	169,647	—	103	—	—	103	—	103
Repurchases of common stock	—	(654,520)	(4)	—	—	(10,613)	(10,617)	—	(10,617)
Share-based compensation	—	—	—	2,846	—	—	2,846	—	2,846
Balance as of December 31, 2017	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459

The accompanying notes are an integral part of the consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
		As Adjusted	As Adjusted
Cash flow from operating activities:
Net income	$5,342	$1,261	$38,856
Adjustments to reconcile net income to net cash provided by
operating activities:
Net realized investment gains	(8,548)	(3,045)	(3,616)
Amortization of investment premium or discount, net	3,909	5,346	5,645
Depreciation and amortization	1,166	869	624
Share-based compensation	2,846	4,420	4,527
Tax impact related to share-based compensation	(193)	—	—
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	21,440	24,908	(84,875)
Premiums receivable, net	8,461	(16,260)	(11,319)
Reinsurance recoverable, net	(76,738)	(35,149)	2,709
Deferred acquisition costs	999	(24,226)	(3,748)
Income taxes receivable, net	4,361	(11,769)	(2,445)
Deferred revenue	(612)	1,074	2,220
Loss and loss adjustment expense reserves	72,405	60,404	19,119
Unearned premiums	401	40,062	61,535
Reinsurance payable	(7,210)	18,085	18,606
Deferred income taxes, net of other comprehensive income	235	(4,716)	6,077
Other, net	(15,158)	8,486	(1,024)
Net cash provided by operating activities	13,106	69,750	52,891
Cash flow from investing activities:
Proceeds from sales of debt securities	249,584	198,676	140,101
Proceeds from sales of equity securities	57,125	30,621	17,118
Maturities and redemptions of debt securities	38,038	81,812	12,760
Purchases of debt securities	(339,667)	(325,397)	(213,799)
Purchases of equity securities	(35,811)	(16,716)	(18,085)
Purchases of property and equipment	(976)	(2,147)	(1,736)
Net cash used in investing activities	(31,707)	(33,151)	(63,641)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	45,000	—	5,000
Non-controlling interest equity investment	—	—	18,743
Purchases of Federated National Holding Company common stock	(10,616)	(11,317)	—
Issuance of common stock for share-based awards	103	361	171
Tax impact related to share-based compensation	—	589	1,564
Dividends paid	(4,251)	(4,677)	(1,847)
Net cash provided by (used in) financing activities	30,236	(15,044)	23,631
Net increase in cash and cash equivalents	11,635	21,555	12,881
Cash and cash equivalents at beginning of period	74,593	53,038	40,157
Cash and cash equivalents at end of period	$86,228	$74,593	$53,038

The accompanying notes are an integral part of the consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

໿

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes	$(354)	$14,360	$15,662
Non-cash investing and financing activities:
Accrued dividends payable	$1,055	$1,115	$712

The accompanying notes are an integral part of the consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PREPARATION

Organization

Federated National Holding Company (“FNHC,” the “Company,” “we,” “us,” or "our") is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   We, through our wholly owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), personal automobile, commercial general liability, federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

Federated National Insurance Company (“FNIC”), one of our wholly owned insurance subsidiaries, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama.  Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Monarch National Insurance Company
The Company organized MNIC to obtain its certificate of authority to write homeowners property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). The Company’s joint venture partners are Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, and Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company. The Company and Crosswinds Investor each invested $14.0 million for a 42.4% membership interest in Monarch Delaware Holdings LLC ("Monarch Delaware") (each holding 50.0% of the voting interests in Monarch Delaware).  TransRe invested $5.0 million for a 15.2% non-voting membership interest in Monarch Delaware and advanced an additional $5.0 million in debt evidenced by a six-year promissory note bearing an annual interest rate of 6% and payable by Monarch National Holding Company (“Monarch Holding”).

On November 27, 2017, the Company entered into a purchase and sale agreement with Crosswinds Investor and TransRe, whereby the Company agreed to purchase Crosswinds Investor’s 42.4% Class A membership interest and 50.0% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million.

Also pursuant to the purchase and sale agreement, Crosswinds AUM LLC (“Crosswinds AUM”), a subsidiary of Crosswinds Holdings, will continue to serve as a consultant to FNHC for a quarterly fee of $75,000 through December 31, 2018, and each of a subsidiary of Crosswinds Holdings and TransRe have a right of first refusal through December 31, 2018, to participate in FNIC’s catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and to a placement of $10.0 million in reinsurance limit in excess of its placement on FNIC’s current catastrophe excess of loss reinsurance program from TransRe.

On February 21, 2018, FNIC closed on the transaction contemplated by the purchase and sale agreement with Crosswinds Investor and TransRe. Refer to Note 17. Subsequent Events, in these notes to consolidated financial statements, for additional information regarding the transaction.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 23.8%, 24.1% and 25.4%, were from Allstate’s network of Florida agents, for the years ended December 31, 2017, 2016 and 2015, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 10.2%,6.9% and 5.0% respectively, of the Company’s premiums were underwritten by SageSure, for the years ended December 31, 2017, 2016, and 2015 respectively.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).  The consolidated financial statements include the accounts of FNHC and its wholly-owned subsidiaries and all entities in which the Company has a controlling financial interest and any variable interest entity (“VIE”) of which the Company is the primary beneficiary. The Company’s management believes the consolidated financial statements reflect all material adjustments, including normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company identifies a VIE as an entity that does not have sufficient equity to finance its own activities without additional financial support or where the equity investors lack certain characteristics of a controlling financial interest.  The Company assesses its contractual, ownership or other interests in a VIE to determine if the Company’s interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders.  The Company performs an ongoing qualitative assessment of its variable interests in a VIE to determine whether the Company has a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the assets and liabilities of the VIE in its consolidated financial statements.

In connection with the investment in Monarch Delaware, the Company has determined that the Company possesses the power to direct the activities of the VIE that most significantly impact its economic performance and the Company is the primary beneficiary of the VIE.  As such, the Company consolidates Monarch Delaware in its consolidated financial statements. Refer to Note 14. Variable Interest Entity, in these notes to consolidated financial statements, for additional information regarding the VIE.

Revisions of Previously Issued Financial Statements

In connection with the preparation, review and audit of the Company’s consolidated financial statements required to be included in this Annual Report on Form 10-K (“Annual Report") for the year ended December 31, 2017, management identified certain errors in the Company’s historical financial statements, resulting in a conclusion that certain corrections need to be made to the Company’s previously audited consolidated financial statements for the fiscal years 2016 and 2015 as well as the previous unaudited consolidated financial statements for the first three quarters of fiscal year 2017.

The Company believes that these errors are not material to any of the Company’s previously-issued financial statements based on an analysis of quantitative and qualitative factors in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Nos. 99 and 108. However, correcting the errors in 2017 would be material to the Company’s consolidated financial statements for the year ended December 31, 2017. Accordingly, the Company has concluded that an amendment of previously-filed periodic reports is not required. Rather, the Company made revisions to the historical periods in the Company’s Annual Report for the fiscal year ended December 31, 2017, and to the historical periods that will be presented in the Company's prospective filings.

The revisions to correct the errors primarily relate to: (1) up-front recognition of direct written policy fees across all our lines of business and fee income generated through the Company’s personal automobile business, (2) the over-amortization of deferred acquisition costs and (3) the accounting for certain limits in our automobile reinsurance agreements, related to ceded premiums and other items. The Company has also included certain other adjustments that have been corrected.

The nature and description of each of these adjustments is as follows:

•
Direct written policy fees and other fee income: The Company re-evaluated the accounting treatment for up-front recognition of direct written policy fees across all lines of business and fee income generated through the Company’s personal automobile business. As a result of the re-evaluation, the Company concluded that the direct written policy fees and fee income should be recognized over the life of the underlying policies, net of cancellations, and not be recognized

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

up-front. Additionally, with this change, the timing of revenue recognition of direct written policy fees and fee income will be consistent with the timing of recognition of the related insurance costs, including commissions and other acquisition related expenses. This correction resulted in an after-tax net loss impact of $0.7 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

•
Deferred acquisition costs: The Company corrected an error in the calculation of deferred acquisition costs related to the over-amortization of the costs, resulting in an overstatement of expenses. Consistent with above, the timing of expense recognition will be consistent with the timing of the recognition of the related premiums and policy fees and the underlying policy term. This correction resulted in an impact to commissions and other underwriting expenses for all periods presented. This correction resulted in an after-tax net income impact of $0.5 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively.

•
Automobile reinsurance agreements: The Company corrected errors on the accounting for certain terms in its reinsurance coverage related to the automobile line of business. This correction was related to limits on the amount of premiums that could be ceded and other terms. The primary impact of the correction resulted in a lower inception-to-date quota share percentage on the reinsurance treaties impacted, which resulted in an overstatement of ceded premiums earned, ceded loss and LAE and ceded commissions. This correction resulted in an after-tax net loss impact of $0.4 million for the year ended December 31, 2016.

•
Income taxes: The Company corrected errors in its tax provision related to tax deductions on executive compensation, which resulted in an after-tax net loss of $0.4 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. Additionally, a portion of the revisions includes a $2.2 million deferred tax adjustment which is part of the retained earnings beginning balance adjustment, as the item related to periods in 2014 and prior. This error was previously recorded as an out-of-period adjustment and disclosed in the 2016 financial statements.

•
Income statement reclassifications: As previously disclosed and reclassified in the Company’s Quarterly Report on Form 10-Q (“Quarterly Report”) for the period ended June 30, 2017, the Company re-assessed the income statement classification of ceded commission income and salaries and wages from our claims department. As a result, the Company adjusted ceded commission from other income to commissions and other underwriting expenses and salaries and wages from the Company’s claims department from commissions and other underwriting expenses to loss and LAE. Refer to the Company’s Quarterly Report for the period ended June 30, 2017, for more detailed information.

•
Homeowners quota share agreements: As previously disclosed and corrected in the Company’s Quarterly Report for the period ended September 30, 2015, the Company re-evaluated the accounting treatment for quota share reinsurance contracts with retrospective rating provisions and other adjustments. As part of these revisions, the Company recorded these adjustments in the appropriate period. These adjustments resulted in an impact to revenue, loss and LAE, commissions and other underwriting expenses and general and administrative expenses, which had an after-tax net loss impact of $0.8 million for the year ended December 31, 2015.

The following table includes the effects of the adjustments on the retained earnings beginning balance as of January 1, 2015, which represents the cumulative impact of the revisions to periods prior to 2015.

	As of January 1, 2015
	As Reported	Adjustments	As Adjusted

Retained earnings	$57,423	$(3,018)	$54,405

The following tables summarize the impact of the revisions to the Company’s previously reported consolidated balance sheet as of December 31, 2016, and the Company’s previously reported consolidated statements of operations for the years ended December 31, 2016 and 2015.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	December 31, 2016
	As Reported	Adjustments	As Adjusted
ASSETS	(In thousands, except share and per share data)
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $376,644)	$374,756	$—	$374,756
Debt securities, held-to-maturity, at amortized cost	5,551	—	5,551
Equity securities, available-for-sale, at fair value (cost of $24,163)	29,375	—	29,375
Total investments (including $28,704 related to the VIE)	409,682	—	409,682

Cash and cash equivalents (including $15,668 related to the VIE)	74,593	—	74,593
Prepaid reinsurance premiums	156,932	—	156,932
Premiums receivable, net of allowance of $55 (including 1,584 related to the VIE)	54,854	—	54,854
Reinsurance recoverable, net	48,530	(667)	47,863
Deferred acquisition costs	38,962	2,930	41,892
Income taxes receivable	13,871	—	13,871
Property and equipment, net	4,194	—	4,194
Other assets (including $371 related to the VIE)	11,509	—	11,509
TOTAL ASSETS	$813,127	$2,263	$815,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$158,110	$—	$158,110
Unearned premiums	294,022	—	294,022
Reinsurance payable	79,154	—	79,154
Long-term debt	4,909	—	4,909
Deferred revenue	—	6,834	6,834
Deferred tax liabilities, net	1,433	(1,180)	253
Other liabilities	37,643	—	37,643
Total liabilities	575,271	5,654	580,925
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,473,120 shares issued and outstanding	134	—	134
Additional paid-in capital	136,779	—	136,779
Accumulated other comprehensive income	1,941	—	1,941
Retained earnings	80,275	(3,391)	76,884
Total shareholders’ equity attributable to Federated National Holding Company shareholders	219,129	(3,391)	215,738
Non-controlling interest	18,727	—	18,727
Total shareholders’ equity	237,856	(3,391)	234,465
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$813,127	$2,263	$815,390

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	Year Ended December 31,
	2016			2015
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Revenue:	(In thousands, except share and per share data)
Net premiums earned	$259,872	$1,497	$261,369	$210,020	$3,000	$213,020
Net investment income	9,063	—	9,063	7,226	—	7,226
Net realized investment gains	3,045	—	3,045	3,616	—	3,616
Direct written policy fees	17,730	(1,111)	16,619	11,248	(1,508)	9,740
Other income (loss)	26,674	(9,245)	17,429	17,783	(7,914)	9,869
Total revenue	316,384	(8,859)	307,525	249,893	(6,422)	243,471

Costs and expenses:
Losses and loss adjustment expenses	187,341	10,469	197,810	104,353	8,357	112,710
Commissions and other underwriting expenses	108,776	(18,398)	90,378	64,868	(12,006)	52,862
General and administrative expenses	17,186	—	17,186	15,223	(525)	14,698
Interest expense	348	—	348	256	—	256
Total costs and expenses	313,651	(7,929)	305,722	184,700	(4,174)	180,526

Income before income taxes	2,733	(930)	1,803	65,193	(2,248)	62,945
Income taxes	2,683	(2,141)	542	24,753	(664)	24,089
Net income	50	1,211	1,261	40,440	(1,584)	38,856
Net income (loss) attributable to non-controlling interest	246	—	246	(445)	—	(445)
Net (loss) income attributable to Federated National
Holding Company shareholders	$(196)	$1,211	$1,015	$40,885	$(1,584)	$39,301

Net (loss) income per share attributable to Federated
National Holding Company shareholders:
Basic	$(0.01)	$0.08	$0.07	$2.98	$(0.12)	$2.86
Diluted	$(0.01)	$0.08	$0.07	$2.92	$(0.11)	$2.81

Weighted average number of shares of common stock
outstanding:
Basic	13,758	—	13,758	13,729	—	13,729
Diluted	13,758	164	13,922	13,997	—	13,997

Dividends declared per share of common stock	$0.27	$—	$0.27	$0.18	$—	$0.18

For the impacts of the revisions to the Company’s previously reported consolidated statements of operations for each of the quarterly periods ended March 31, 2017 to September 30, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017, refer to Note 16. Quarterly Results of Operations (Unaudited), in these notes to the consolidated financial statements.
Certain prior period line items in the consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows, were affected by the revisions of previously issued financial statements. All of the changes in the consolidated statements of cash flows were included in cash flows from operating activities and all of the changes in the consolidated statements of comprehensive income were isolated to the net income line, which has been addressed through the preceding disclosures.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Accounting Estimates and Assumptions

The Company prepares the accompanying consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may materially differ from those estimates.

Similar to other property and casualty insurers, the Company’s liability for loss and LAE reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, the Company believes that the liability and LAE reserve is adequate. The Company reviews and evaluates its estimates and assumptions regularly and makes adjustments, reflected in current operations, as necessary, on an on-going basis.

Fair Value

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

Refer to Note 3. Fair Value, in these notes to consolidated financial statements, for additional information regarding fair value.

Investments

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity of more than one year, including corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  The Company determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date.

Held-to-maturity investments are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other securities are classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income, and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of operations.  Any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

Refer to Note 4. Investments, in these notes to consolidated financial statements, for additional information regarding investments.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Cash and Cash Equivalents

Cash and cash equivalents consist of all deposit or deposit in transit balances with a bank that are available for withdrawal. The Company considers all highly liquid investments with an original maturity of three months or less at the date of the purchase to be cash equivalents.

Premiums and Unearned Premiums

The Company recognizes premiums as revenue on a pro-rata basis over the term of the insurance policy.  Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro-rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss and quota share contracts.  Premiums are earned ratably over the terms of the related coverage.

Unearned premiums represent the portion of gross premiums written, related to the unexpired terms of such coverage.

Premium receivable balances are reported net of an allowance for estimated uncollectible premium amounts.  Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors.  Amounts deemed to be uncollectible are written off against the allowance.

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources.  Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants.  Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets.  To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter.  In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors.  Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.  To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables.  As of December 31, 2017 and 2016, the Company did have any allowances for uncollectible reinsurance recoverables.

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.

Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the Company records adjustments to the premiums or ceding commission revenue in the period that changes in the estimated losses are determined.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

Deferred Acquisition Costs

Deferred acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts.  The Company defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract.  Such deferred acquisition costs generally include agent or broker commissions, referral fees, premium taxes, medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed.  Each cost is analyzed to assess whether it is fully deferrable.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally twelve months for homeowners and commercial general liability policies and six months for automobile policies.  It is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts.  Investment income is anticipated in assessing the recoverability of deferred acquisition costs.  The Company assesses the recoverability of deferred acquisition costs on an annual basis or more frequently if circumstances indicate impairment may have occurred.

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

Direct Written Policy Fees

Policy fees represent a non-refundable application fee for insurance coverage. These policy fees are deferred over the related policy term in a manner consistent with how the related premiums are earned.

Other Income

Other income represents brokerage, commission related income from the Company’s agency operations, partnership income as well as fees generated from the personal automobile line of business. Brokerage income is recognized over the term of the reinsurance period, typically one year. Commission income from its agency operations are recognized up-front upon policy inception. The partnership income is the Company’s share of its equity method investment. The fees associated with the personal automobile line of business are recognized ratably over the related policy term, generally six months.

The Company has a 33% partnership interest in Southeast Catastrophe Consulting Company, LLC (“SECCC”), based in Mobile, Alabama. The Company has an agreement in which SECCC provides claims adjusting services for FNIC and MNIC, primarily in the event of catastrophes, such as Hurricane Irma and Matthew. We use the equity method of accounting for this investment as we do not have the ability to exercise significant influence nor control operating or financial decisions. In applying the equity method, the Company recorded its initial investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses. Any dividends or distributions received are recorded as a decrease in the carrying value of the investment. The Company’s proportionate share of net income (loss) is reported as other income in the consolidated statements of operations.

Losses and Loss Adjustment Expenses

The reserves for loss and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Such liabilities are determined based upon the Company’s assessment of claims pending and the development of prior years’ loss liability, including liabilities based upon individual case estimates for reported loss and LAE and estimates of such amounts that are incurred but not yet reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for loss and LAE reserves. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Long-Term Debt, Net of Deferred Financing Costs

The Company records long-term debt, net in the consolidated balance sheets at carrying value.

The Company incurs specific incremental costs, other than those paid to lenders, in connection with the issuance of the Company’s debt instruments. These deferred financing costs include loan origination costs, issue costs and other direct costs payable to third parties and are recorded as a direct deduction from the carrying value of the associated debt liability in the consolidated balance sheets, when the debt liability is recorded. The Company amortizes the deferred financing costs as interest expense over the term of the related debt using the effective interest method in the consolidated statements of operations.

Income Taxes

The Company applies the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss, capital loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established and the amount of such allowances.

The Company’s management makes assumptions, estimates and judgments, which are subject to change, in accounting for income taxes. The Company’s management also considers events and transactions on an on-going basis and the laws enacted as of the Company’s reporting date. The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017, and the effect of changes in federal tax law and applicable statutory rates is recorded in the consolidated financial statements in the period of enactment. The recent changes in the tax law have affected the Company’s income tax provision in the consolidated statement of operations for the year ended December 31, 2017 and the deferred income tax assets and liabilities balances in the consolidated balance sheet as of December 31, 2017. Refer to Note 8. Income Taxes, in these notes to consolidated financial statements, for further information regarding income taxes.

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

Recently Issued Accounting Pronouncements, Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The effect of adopting this guidance was principally affected by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses have been recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of income and comprehensive income. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. The primary impact will be

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

based on the unrealized gains and losses on the Company’s equity securities, which will be recognized through net income instead of through other comprehensive income.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment transactions, including, but not limited to, the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted these amendments effective January 1, 2017, resulting in $0.2 million of discrete income tax deficiencies reflected as a component of the income tax provision in the Company’s consolidated statements of operations. The update also requires excess tax benefits be presented within the statement of cash flows as an operating activity, rather than as a financing activity. The Company adopted this change on a prospective basis, which resulted in a $0.2 million decrease in cash provided by operating activities for the year ended December 31, 2017. The update also requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares, which increased the Company’s weighted average number of diluted common shares outstanding by 11,839 shares for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects that consideration to which the entity expects to be entitled in exchange for that good or service. The update also provides clarification on when an entity is a principal or an agent in a transaction. The guidance may be applied using one of the two following methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application. The FASB issued additional updated clarifying certain implementation guidance within ASU 2014-09, subsequent to the initial issuance to provide guidance to improve the operability and understandability of the implementation guidance included in ASU 2014-09. The Company adopted this update and the other related revenue standard clarifications and technical guidance effective January 1, 2018, using the modified retrospective approach. The Company completed the analysis of its non-insurance revenues and has concluded that the implementation did not have any impact on the Company’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will supersede the current lease guidance in Topic 840, Leases and lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. All of the Company’s leases are classified as operating leases under current lease accounting guidance. The Company expects to elect all of the standard’s available practical expedients upon adoption. The update requires the Company to add the operating leases to the Company’s consolidated balance sheets. The Company does not expect this standard will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the OTTI model. The update also require enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The update is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments a consensus of the Emerging Issues Task Force) to improve the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides guidance on specific cash flow classification issues including the following: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted the guidance effective January 1, 2018. The provisions of this update is not expected to have a material impact on the Company’s consolidated statements of cash flows or results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Current guidance requires the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The amount of the reclassification would include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of the enactment of the Tax Act related to items in accumulated other comprehensive income. The update is effective for reporting periods beginning after December 15, 2018, and is to be applied retrospectively to each period in which the effect of the Tax Act related to items remaining in accumulated other comprehensive income are recognized or at the beginning of the period of adoption, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides corrections and improvements and clarifies certain aspects of the guidance issued in ASU 2016-01. The update is effective for annual reporting periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3. FAIR VALUE

Fair Value Disclosures of Financial Instruments

The Company accounts for financial instruments at fair value or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information.  All assets and liabilities that are recorded at fair value are classified and disclosed in one of the following three categories:

•
Level 1 — Quoted market prices (unadjusted) for identical assets or liabilities in active markets is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis, or observable inputs.

•
Level 2 — Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques using observable market data.  Significant other observable that can be corroborated by observable market data; and,

•
Level 3 — Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The classification of assets and liabilities in the fair value hierarchy is based upon the lowest level input that is significant to the fair value inputs consisted of the following:

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$51,219	$46,918	$—	$98,137
Obligations of states and political subdivisions	—	66,266	—	66,266
Corporate securities	—	240,919	—	240,919
International securities	—	17,916	—	17,916
Debt securities, at fair value	51,219	372,019	—	423,238

Equity securities, at fair value	15,434	—	—	15,434

Total investments, at fair value	$66,653	$372,019	$—	$438,672

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$36,560	$25,645	$—	$62,205
Obligations of states and political subdivisions	—	151,183	—	151,183
Corporate securities	—	149,505	—	149,505
International securities	—	11,863	—	11,863
Debt securities, at fair value	36,560	338,196	—	374,756

Equity securities, at fair value	28,960	415	—	29,375

Total investments, at fair value	$65,520	$338,611	$—	$404,131

The Company’s held-to-maturity debt securities are reported on the consolidated balance sheets at amortized cost and disclosed at fair value in Note 4. Investments in these notes to consolidated financial statements. The fair values of these securities are classified within Level 1 and Level 2 of the fair value hierarchy and consist of United States government obligations and authorities, corporate securities and international securities. The fair value of the securities classified as Level 1 was $4.0 million as of December 31, 2017 and 2016. The fair value of the securities classified as Level 2 was $1.3 million and $1.6 million as of December 31, 2017 and 2016, respectively.

The Company has engaged a nationally recognized third party pricing service to provide the fair values of securities in Level 2. The Company reviews the third party pricing methodologies on a quarterly basis and tests for significant differences between the market price used to value the securities and the recent sales activities.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

A summary of the significant valuation techniques and market inputs for each financial instrument carried at fair value includes the following:

•
United States Government Obligations and Authorities: In determining the fair value for United States government securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for United States government securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

•
Obligations of States and Political Subdivisions: In determining the fair value for state and municipal securities, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

•
Corporate and International Securities: In determining the fair value for corporate securities the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.

•
Equity Securities: In determining the fair value for equity securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for equity securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of December 31, 2017 and 2016. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2017, 2016 and 2015.

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$98,739	$244	$846	$98,137
Obligations of states and political subdivisions	66,319	325	378	66,266
Corporate securities	239,435	2,233	749	240,919
International securities	17,807	136	27	17,916
	422,300	2,938	2,000	423,238

Debt securities - held-to-maturity:
United States government obligations and authorities	4,160	9	106	4,063
Corporate securities	1,123	21	—	1,144
International securities	66	1	—	67
	5,349	31	106	5,274
Equity securities	14,085	1,628	279	15,434
Total investments	$441,734	$4,597	$2,385	$443,946

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2016
Debt securities - available-for-sale:
United States government obligations and authorities	$62,881	$177	$853	$62,205
Obligations of states and political subdivisions	152,823	427	2,067	151,183
Corporate	149,053	1,347	895	149,505
International	11,887	95	119	11,863
	376,644	2,046	3,934	374,756

Debt securities - held-to-maturity:
United States government obligations and authorities	$4,163	$22	$118	$4,067
Corporate	1,317	20	2	1,335
International	71	—	—	71
	5,551	42	120	5,473
Equity securities	24,163	5,500	288	29,375
Total investments	$406,358	$7,588	$4,342	$409,604

Net Realized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized gains, by major investment category, consisted of the following:

໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross realized gains:
Debt securities	$1,814	$3,208	$1,272
Equity securities	9,944	4,264	4,959
Total gross realized gains	11,758	7,472	6,231

Gross realized losses:
Debt securities	(1,671)	(1,614)	(805)
Equity securities	(1,539)	(2,813)	(1,810)
Total gross realized losses	(3,210)	(4,427)	(2,615)
Net realized gains on investments	$8,548	$3,045	$3,616
Proceeds from sale of investment securities were $306.7 million, $229.3 million and $157.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Contractual Maturity

Expected maturities and contractual maturities may differ because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	December 31, 2017
	Amortized
	Cost	Fair Value
Securities with maturity dates:	(In thousands)
Debt securities, available-for-sale:
One year or less	$45,949	$45,879
Over one through five years	194,427	194,463
Over five through ten years	177,657	178,664
Over ten years	4,267	4,232
	422,300	423,238
Debt securities, held-to-maturity:
One year or less	180	180
Over one through five years	4,097	4,028
Over five through ten years	1,072	1,066
	5,349	5,274
Total	$427,649	$428,512

Net Investment Income

Net investment income consisted of the following: ໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest income	$9,776	$7,920	$6,638
Dividends income	478	1,143	588
Net investment income	$10,254	$9,063	$7,226

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt and equity securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017			(In thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$52,368	$517	$19,287	$329	$71,655	$846
Obligations of states and political subdivisions	32,030	221	5,676	157	37,706	378
Corporate	109,780	625	6,452	124	116,232	749
International	8,935	27	25	—	8,960	27
	203,113	1,390	31,440	610	234,553	2,000

Equity securities	4,312	279	—	—	4,312	279

Total investments	$207,425	$1,669	$31,440	$610	$238,865	$2,279

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016			(In thousands)
Debt securities - available-for-sale:
United States government obligations
and authorities	$45,255	$850	$111	$3	$45,366	$853
Obligations of states and political subdivisions	103,724	2,066	1,007	1	104,731	2,067
Corporate	59,970	864	2,427	31	62,397	895
International	5,925	119	5	—	5,930	119
	214,874	3,899	3,550	35	218,424	3,934

Equity securities	4,701	253	434	35	5,135	288

Total investments	$219,575	$4,152	$3,984	$70	$223,559	$4,222

As of December 31, 2017, the Company held a total of 866 debt and equity securities that were in an unrealized loss position, of which 73 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2016, the Company held a total of 1,132 debt and equity securities that were in an unrealized loss position, of which 36 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

The Company holds its equity securities and some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income.

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

To the extent that an equity security in an unrealized loss position is not impaired based on the initial review described previously, the Company then evaluates such equity security by considering qualitative and quantitative factors. These factors include but are not limited to facts and circumstances specific to individual securities, asset classes, the financial condition of the issuer, changes in dividend payment, the length of time fair value had been less than cost, the severity of the decline in fair value below cost, industry outlook and the Company’s ability and intent to hold each position until its forecasted recovery.

The determination that unrealized losses on such securities were other-than-temporary was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date. OTTI losses were $0, $0.3 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Collateral Deposits

Investments, the majority of which were debt securities, with fair values of approximately $12.9 million and $7.9 million were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of December 31, 2017 and 2016, respectively.

5. REINSURANCE

Overview

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota share basis in order to limit the Company’s loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, the Company remain primarily liable to its policyholders.

The Company is selective in choosing reinsurers and consider numerous factors, the most important of which is the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation.  In an effort to minimize the Company’s exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and review the financial condition of the reinsurer at least annually with the assistance of the Company’s reinsurance broker.

Significant Reinsurance Contracts

2016-2017 Reinsurance Programs

FNIC’s 2016-2017 reinsurance programs, costing $179.5 million, included $125.6 million for the private reinsurance for FNIC’s Florida exposure, including prepaid automatic premium reinstatement protection on all layers, along with $53.9 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties afforded FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling $1.6 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2016 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida was $18.5 million.  In addition, FNIC purchased separate underlying reinsurance layers in Louisiana, Texas, South Carolina and Alabama to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.5 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could have been as low as $8.0 million. The maximum pre-tax retention was $18.5 million.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Additionally, our private market excess of loss treaties became effective June 1, 2016 and July 1, 2016, and all private layers, except the FHCF supplemental layer reinsurance contract, have prepaid automatic reinstatement protection, which afforded us with additional coverage against multiple catastrophic events in the same hurricane season. We obtained multiple year protection for a portion of its program; as a result, some of the coverage expired on June 30, 2017, and a portion of the coverage will remain in-force one additional treaty year until June 30, 2018. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all private layers attach after $18.5 million in losses for FNIC’s Florida exposure. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted.

MNIC’s 2016-2017 catastrophe reinsurance program, which ran from either June 1 to May 31 or June 1 to June 30 (13 month period), consisted of the FHCF and private market excess of loss treaties. All private layers had prepaid automatic reinstatement protection, which afforded MNIC additional coverage, and had a cascading feature such that substantially all layers attached at $3.4 million for MNIC’s Florida exposure.

2017-2018 Reinsurance Programs

FNIC’s 2017-2018 reinsurance programs costing $173.9 million, including $124.0 million for the private reinsurance for FNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $49.9 million payable to the FHCF.  The combination of private and FHCF reinsurance treaties will afford FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling $1.5 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2017 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.0 million, down slightly from the 2016-2017 reinsurance programs.

FNIC’s private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective June 1, 2017 and July 1, 2017. All private layers have prepaid automatic reinstatement protection, except the FHCF supplemental layer reinsurance contract, which affords FNIC additional coverage for subsequent events.  The reinsurance program includes multiple year protection with $89.0 million of new multiple year protection this year and $156.0 million of renewing multiple year protection from last year.  As in our 2016-2017 program, these private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $25.1 million in losses for FNIC’s exposure. FNIC purchased an underlying limit of protection for $7.1 million excess of $18.0 million with prepaid automatic reinstatement protection.  These treaties are with reinsurers that currently have an A.M. Best Company (“A.M. Best”) or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s non-Florida excess of loss reinsurance treaties affords us up to an additional $21.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage up to $16.0 million.  The non-Florida retention is lowered to $13.0 million for the first event and $2.0 million for the second event (for hurricane losses only) on a gross basis, though the retention is reduced to $6.5 million and to $1.0 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our non-Florida property business.  FNIC’s non-Florida reinsurance program cost includes $1.7 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

MNIC’s 2017-2018 reinsurance program costing $5.0 million, including $3.2 million for the private reinsurance for MNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $1.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords MNIC with $109.0 million of aggregate coverage with a maximum single event coverage of $64.9 million, exclusive of retentions.  MNIC maintained its FHCF participation at 75% for the 2017 hurricane season.

MNIC’s private market excess of loss treaties became effective July 1, 2017, and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC’s Florida exposure.  These treaties are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

In addition to the excess of loss coverages described above, our reinsurance program also includes property quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on all non-catastrophe homeowners property insurance claims in Florida, and 40% quota share coverage on the first $100 million of covered catastrophe losses for the homeowners property insurance program in Florida per occurrence; $200 million any one contract year. The treaties embodied an experience account and

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

On July 1, 2016, the 30% property quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 30% of the underlying unearned premiums and losses. On July 1, 2017, the 10% property quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 10% of the underlying unearned premiums and losses. The reinsurers remain liable for 30% and 10% of the paid losses occurring during the terms of the treaties, until each treaty is commuted.

On July 1, 2017, FNIC bound a new 10% quota-share on its Florida homeowners book of business, which excludes named storms. This treaty is not subject to accounting as a retrospectively rated contract.

Our private passenger automobile quota share treaties are typically one year programs which become effective at different points in the year and cover automobile policies across several states. These automobile quota share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including but not limited to premium and other caps.

Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC were $2.6 million as of December 31, 2017 and 2016. Fully funded trust agreements securing these risks for MNIC were $0.3 million as of December 31, 2017 and 2016.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. Reinsurance recoverable, net consisted of the following:

	December 31,
	2017	2016
	(In thousands)

Reinsurance recoverable on paid losses	$26,256	$7,451
Reinsurance recoverable on unpaid losses	98,345	40,412
Reinsurance recoverable, net	$124,601	$47,863

As of December 31, 2017, the Company has $88.0 million in reinsurance recoverables as a result of Hurricane Irma. Hurricane Irma made landfall in the United States as a Category 4 hurricane on September 10, 2017. Approximately 15% of the reinsurance recoverable at December 31, 2017, was concentrated in one reinsurer related to Hurricane Irma. This one reinsurer and all other reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net premiums written:
Direct	$603,417	$605,485	$493,770
Ceded	(260,524)	(285,986)	(268,516)
Net premiums written	$342,893	$319,499	$225,254

Net premiums earned:
Direct	$603,193	$565,423	$432,233
Ceded	(269,712)	(304,054)	(219,213)
Net premiums earned	$333,481	$261,369	$213,020

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:
໿
໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Gross reserves, beginning of period	$158,110	$97,706	$78,330
Less: reinsurance recoverable (1)	(40,412)	(7,496)	(10,394)
Net reserves, beginning of period	117,698	90,210	67,936

Incurred loss, net of reinsurance, related to:
Current year	245,545	201,704	120,005
Prior year loss development (2)	13,926	13,156	(9,466)
Ceded losses subject to offsetting experience account adjustments (3)	(11,914)	(17,050)	2,171
Prior years	2,012	(3,894)	(7,295)
Total incurred loss and LAE, net of reinsurance	247,557	197,810	112,710

Paid loss, net of reinsurance, related to:
Current year	160,945	123,364	54,710
Prior years	72,140	46,958	35,726
Total paid loss and LAE, net of reinsurance	233,085	170,322	90,436

Net reserves, end of period	132,170	117,698	90,210
Plus: reinsurance recoverable (1)	98,345	40,412	7,496
Gross reserves, end of period	$230,515	$158,110	$97,706

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

(2)
Reflects loss development from prior accident years impacting pre-tax net income. Excludes losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment.

(3)	Reflects losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income.

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

During the year ended December 31, 2017, the Company experienced $13.9 million of unfavorable loss and LAE reserve development on prior accident years primarily in its personal automobile and homeowners lines of businesses. The adverse development in personal automobile of approximately $8.0 million was driven primarily by adjustments to cession percentages in certain auto reinsurance treaties. Additionally, the adverse development in homeowners of approximately $8.0 million was primarily caused by the continued impact of assignment of benefits (“AOB”) and related ligation costs in 2015 and other accident years.

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota share treaties, which ended on July 1, 2016 and 2017, respectively. These agreements included a profit share (experience account) provision, under which the Company will receive ceded premium adjustments at the end of the treaty to the extent there is a positive balance in the experience account. This experience account is based on paid losses rather than incurred losses. Due to the retrospectively-rated nature of this treaty, when the experience account is positives the Company cedes losses under these treaties as the claims are paid with an equal and offsetting adjustment to ceded premiums (in recognition of the related change to the experience account receivable),

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

with no impact on net income. Conversely, when the experience account is negative, the Company cedes losses on an incurred basis with no offsetting adjustment to ceded premiums, which impacts net income. Loss development can be either favorable or unfavorable regardless of whether the experience account is in a positive or negative position.

Beginning in 2017, for purposes of the total incurred loss, net of reinsurance line within this disclosure, the Company has classified paid losses related to these retrospectively rated quota share treaties which were ceded during the indicated year but relating to a prior accident year in a separate line. The related amounts in the previous year have been adjusted to conform to this presentation. Prior to 2017, these amounts were included in the current year incurred line item in the table above. Total amounts of incurred losses presented for 2016 and 2015 remain unchanged.

During the year ended December 31, 2016, the Company experienced unfavorable loss and LAE reserve development on prior accident years primarily in its all other peril homeowners coverage in Florida. In the first half of 2016, the Company began to experience a new and higher level of AOB claims both in frequency and severity in our homeowners business in Florida, which caused adverse experience on the loss activity in accident years 2015 and 2016. This increased level of AOB claims was the significant driver in the Company’s decision to increase the Company’s 2015 accident year reserves related to the Company’s homeowners Florida policies.

AOB is a legal construct that allows a third party to step into the shoes of the insured and is then paid directly by an insurance company for services rendered on behalf of the insured for a covered loss. Absent an AOB, the insured would pay the third party and those costs would be reimbursed by the insurance company to the insured. AOB is commonly used when a homeowner experiences a water loss, for example a leaky pipe, an overflow from a sink, or a damaged appliance, and contacts a contractor or water remediation company.

Misuse of this legal construct has led to contractors over inflating costs of claims and/or submitting improper claims, causing insurance companies to have to either pay the overinflated claim, fight the claim in court, or both. In all cases, AOB claims cost the insurance company, on average, more than five times the cost to settle non-AOB claims, which has been a primary driver the increase to our overall loss and loss adjustment in comparison to historical severity averages.

Although the concept of AOB had been around for several years prior to 2016, the Company had a relatively low level of AOB claims in the accident years prior to 2016 and the related adverse impact of AOB claims had a marginal impact on the Company’s overall loss experience. Given the nature of AOB claims, it is difficult to identify the number of outstanding or expected AOB claims as the third parties may not step into the shoes of the insured or may not identify itself to the Company until later on in the claim processing cycle. This delay in identifying AOB claims creates a challenge in estimating the Company’s loss reserves, as capturing the incremental costs to settle AOB claims as part of the Company’s calculation of estimated loss reserves at the end of the year.

Accordingly, the challenge described above together with the change in the Company’s historical trend on AOB claims were the main drivers of the prior year development in 2016.

During the year ended December 31, 2015, the Company experienced a redundancy on prior year accident years primarily a result of continued favorable loss experience (mostly caused by severity in reported claims) in the Company’s all other peril homeowners coverage caused in part by the absence of severe weather in Florida. Specifically, the Company has experienced better severity than expected in 2013 and 2014 accident years.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The following tables provide incurred losses and ALAE and cumulative paid losses and ALAE, net of reinsurance, for the prior 10 accident years, and the total of IBNR reserves plus expected development on reported claims and the cumulative number of reported claims (in thousands, except number of reported claims and severity), as of the most recent reporting period, by the Company’s significant lines of business, which are Homeowners, Commercial General Liability and Automobile.

											IBNR & Expected	Cumulative
	Homeowners Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims (1)	Severity (2)
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	18,305	15,784	15,811	15,977	15,659	16,021	15,661	15,604	15,609	15,608	5	1,710	9,125
2009		26,228	25,618	25,955	26,482	27,015	27,041	27,119	27,163	27,173	104	2,334	11,598
2010			24,825	25,056	26,151	27,895	28,968	29,407	29,945	30,459	35	2,389	12,735
2011				20,492	21,344	23,007	23,932	24,582	25,957	26,143	27	2,423	10,778
2012					23,032	23,301	24,186	24,468	25,889	26,356	14	2,677	9,840
2013						43,807	42,021	35,834	35,859	37,185	402	3,415	10,771
2014							64,312	63,300	61,770	62,206	1,730	7,564	7,995
2015								99,497	92,411	95,129	6,260	13,292	6,686
2016									171,264	162,043	18,842	26,562	5,391
2017										202,844	81,261	54,717	2,222
									Total	$685,146

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	Homeowners Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	9,477	13,832	14,689	15,190	15,308	15,445	15,595	15,583	15,587	15,587
2009		15,047	23,095	24,657	26,007	26,462	26,831	26,927	26,982	27,049
2010			14,052	21,350	24,730	26,886	27,984	29,092	29,739	30,376
2011				11,119	19,250	21,323	22,723	24,047	25,580	25,982
2012					13,693	20,728	23,120	23,923	25,186	26,113
2013						19,986	31,606	33,867	35,123	35,803
2014							37,033	53,831	57,891	59,722
2015								52,214	79,359	86,647
2016									102,556	142,716
2017										135,589
										$585,584

All outstanding liabilities for unpaid claims and ALAE prior to 2008, net of reinsurance										88
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$99,650

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for Homeowners policies, as of December 31, 2017:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	55.8%	25.2%	6.9%	3.8%	2.8%	3.0%	1.2%	0.9%	0.2%	—%

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

											IBNR & Expected	Cumulative
	Commercial General Liability Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claim	Severity
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	16,615	17,448	17,271	17,260	16,083	15,584	16,297	16,839	18,453	20,039	—	1,553	12,903
2009		13,297	12,397	12,220	11,943	9,270	10,192	10,466	11,081	11,621	—	899	12,927
2010			8,552	7,582	7,474	7,045	7,535	7,597	7,645	7,809	—	673	11,603
2011				6,436	5,854	4,749	4,603	4,760	5,409	6,254	136	856	7,147
2012					5,279	4,952	4,801	4,700	4,658	4,346	127	452	9,334
2013						7,095	5,069	5,221	5,502	5,704	129	523	10,660
2014							7,475	7,709	6,384	6,620	178	578	11,145
2015								8,082	7,008	6,020	260	660	8,727
2016									10,727	5,809	658	617	8,348
2017										8,289	4,038	391	10,872
									Total	$82,511

	Commercial General Liability Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	2,324	6,491	8,856	10,980	12,768	14,662	15,389	16,122	17,716	19,693
2009		2,253	4,236	6,466	7,384	8,046	8,593	10,130	10,454	11,308
2010			1,187	2,279	3,855	5,553	6,363	7,238	7,382	7,631
2011				764	2,763	3,366	3,673	4,246	4,866	5,831
2012					871	1,714	2,632	3,342	3,686	3,841
2013						882	2,233	3,366	3,867	4,606
2014							717	2,593	3,855	4,375
2015								798	2,296	3,249
2016									1,515	3,657
2017										1,592
									Total	$65,783

All outstanding liabilities for unpaid claims and ALAE prior to 2008, net of reinsurance										383
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$17,111

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for Commercial General Liability policies, as of December 31, 2017:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial General Liability	13.9%	20.3%	14.3%	9.6%	7.8%	7.3%	6.5%	2.9%	6.9%	8.8%

											IBNR & Expected	Cumulative
	Automobile Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims	Severity
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017	2017
2008	752	615	562	561	572	554	554	554	554	554	—	170	3,259
2009		272	267	259	264	258	243	243	243	243	—	63	3,857
2010			2,823	2,963	3,111	3,088	3,044	3,035	3,059	3,041	—	1,139	2,670
2011				3,580	3,350	2,954	2,912	2,762	2,848	2,796	—	918	3,046
2012					1,735	1,741	1,717	1,424	1,455	1,491	—	918	1,624
2013						1,517	1,863	1,826	1,829	2,161	61	3,533	594
2014							2,038	3,213	3,551	4,315	—	6,109	706
2015								3,045	2,882	2,781	49	6,883	397
2016									13,414	20,205	1,258	40,384	469
2017										20,411	8,912	23,557	488
									Total	$57,998

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	Automobile Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	442	513	519	541	554	554	554	554	554	554
2009		61	218	220	225	241	243	243	243	243
2010			1,713	2,482	2,715	2,863	2,942	2,978	2,984	3,035
2011				1,417	2,381	2,562	2,644	2,726	2,755	2,755
2012					867	1,293	1,333	1,384	1,393	1,430
2013						907	1,609	1,906	2,069	2,109
2014							1,455	3,120	3,678	4,122
2015								1,393	2,293	2,670
2016									8,084	17,258
2017										12,821
									Total	$46,997

All outstanding liabilities for unpaid claims and ALAE prior to 2008, net of reinsurance										29
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$11,030

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for Automobile policies, as of December 31, 2017:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Automobile	45.4%	35.6%	8.8%	5.6%	2.1%	1.2%	0.1%	1.2%	—%	—%

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	As of December 31,
	2017	2016
	(In thousands)
Liabilities for unpaid losses and LAE:
Homeowners	$99,650	$87,955
Commercial general liability	17,111	21,790
Automobile	11,030	7,792
Flood	—	—
Total liabilities for unpaid losses and LAE, net of reinsurance	127,791	117,537

Reinsurance recoverables:
Homeowners	81,852	20,968
Commercial general liability	—	35
Automobile	15,360	19,201
Flood	1,133	208
Total reinsurance recoverables	98,345	40,412

Unallocated loss adjustment expenses	4,379	161
Gross liability for unpaid losses and LAE	$230,515	$158,110

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

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2017 and 2016, were not considered material.

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
໿

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Senior Unsecured Floating Rate Notes, due December 31, 2027, net of deferred financing
costs of $377	$24,623	$—
Senior Unsecured Fixed Rate Notes, due December 31, 2022, net of deferred financing
costs of $302	19,698	—
Debt from consolidated VIE, due March 17, 2021, net of deferred financing costs of
$70 and $91, respectively	4,930	4,909
Total long-term debt, net	$49,251	$4,909

Senior Unsecured Notes

On December 28, 2017, the Company completed a private offering and issued $25.0 million principal amount of Senior Unsecured Floating Rate Notes due 2027 (the “2027 Notes”), pursuant to an indenture dated as of December 28, 2017 (the “Indenture”), as supplemented by a supplemental indenture dated as of December 28, 2017 (“Supplemental Indenture No. 1”). The 2027 Notes bear interest, payable quarterly in arrears, at 7% above three-month LIBOR, on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2018.  Principal will be payable in full at maturity on December 31, 2027.  The interest rate payable on the 2027 Notes will increase to 8% above the three-month LIBOR during the occurrence of certain events as defined in the Indenture (generally, non-compliance with certain covenants for more than 60 days, or the occurrence of an event of default).  The 2027 Notes may be redeemed in whole or in part at a price in cash equal to 102% of the principal amount thereof, plus any accrued and unpaid interest, in the first two years after issuance, 101% of the principal amount thereof, plus any accrued and unpaid interest, in the third through fifth years after issuance, and at 100% of the principal amount thereof, plus any accrued and unpaid interest, after the fifth year after issuance.

On December 29, 2017, the Company closed an additional tranche of $20.0 million of Senior Unsecured Fixed Rate Notes due 2022 (the “2022 Notes”), pursuant to the Indenture, as supplemented by a supplemental indenture dated as of December 29, 2017 (“Supplemental Indenture No. 2”). The 2022 Notes bear interest payable quarterly in arrears at 8.375%, on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2018.  The interest rate payable on the 2022 Notes will increase by an additional 50 basis points for each notch downgrade of the Company below “BBB” by Egan Jones Rating Company or successor rating agency.  Principal on the 2022 Notes will be payable in full at maturity on December 31, 2022.  The 2022 Notes may not be early-redeemed by the Company.

If a change in control of the Company, as defined in the Indenture, occurs, the holders of the 2027 Notes and 2022 Notes will have the right to require the Company to purchase all or a portion of their notes at a price in cash equal to 102% of the principal amount thereof, plus any accrued but unpaid interest.

The 2027 Notes and 2022 Notes are senior unsecured obligations of the Company and will rank equally with all of the Company’s other future senior unsecured indebtedness. The Indenture, as supplemented by Supplemental Indenture No. 1 and Supplemental Indenture No. 2, includes customary covenants and events of default.  Among other things, the covenants: (a) restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments under certain circumstances; (b) limit the Company and its subsidiaries from creating, incurring or assuming liens other than permitted liens as defined in the indenture; (c) require the Company to maintain certain levels of reinsurance coverage while the notes remain outstanding; and (d) maintain certain financial covenants.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Other Long-Term Debt

On March 17, 2015, Monarch Holding, a wholly owned subsidiary of Monarch Delaware, the Company’s consolidated VIE, issued a promissory note with a principal amount of $5.0 million bearing 6% annual interest, due March 17, 2021, with interest payable on an annual basis due March 17 each year. The debt was issued to TransRe and is being carried at the unpaid principal balance net of deferred financing costs; any accrued and unpaid interest is recognized in other liabilities in the consolidated statement of operations.

The Company’s estimated annual aggregate amount of debt maturities includes the following:

Aggregate
For the Years Ending December 31,	Debt Maturities
(In thousands)
2018	$—
2019	—
2020	—
2021	5,000
2022	20,000
Thereafter	25,000
Total debt maturities	50,000
Less: Deferred financing costs	(749)
Total debt maturities, net	$49,251

8. INCOME TAXES

The components of income tax expense include the following:
໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Federal:
Current	$2,431	$5,076	$15,523
Deferred	810	(4,714)	5,515
Federal income tax expense	3,241	362	21,038
State:
Current	494	674	2,489
Deferred	(150)	(494)	562
State income tax expense	344	180	3,051
Total income tax expense	$3,585	$542	$24,089

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Computed expected tax expense provision, at federal rate	$3,124	$631	$22,031
State tax, net of federal tax benefit	187	50	2,222
Tax-exempt interest	(429)	(571)	(445)
Income subject to dividends-received deduction	(76)	(219)	(109)
Return to provision	329	183	119
Rate changes	297	(38)	—
Executive compensation	185	382	203
Meals and entertainment	76	130	—
Other	(108)	(6)	68
Total income tax expense	$3,585	$542	$24,089

The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. SAB No. 118 provides guidance on accounting for the tax effects of the Tax Act and a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under the FASB’s Accounting Standard Codification (“ASC”) 740 — Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a discrete provisional net tax expense of $0.3 million for the year ended December 31, 2017. This estimated net expense primarily consists of the U.S. federal rate reduction from 35% to 21% applied to the net deferred tax asset.

The Company does not have a valuation allowance as of December 31, 2017 and 2016.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations and statements of comprehensive income (loss). For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any expense for accrued interest and penalties related to unrecognized tax benefits. For the years ended December 31, 2017, 2016 and 2015, the Company recognized income tax expense related to an uncertain tax position of $0, $0.4 million and $0.2 million, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax asset (liability) include the following:
໿

	Year Ended December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Unearned premiums	$9,543	$13,975
Unpaid losses and loss adjustment expenses	1,050	1,869
Accrued expenses	689	692
Net operating loss carryforwards	1,567	7
Deferred revenue	—	2,637
Share-based compensation	255	—
Other	123	152
Total deferred tax assets	13,227	19,332

Deferred tax liabilities:
Deferred acquisition costs	(11,742)	(17,493)
Depreciation and amortization	(548)	(718)
Unrealized gains on investment securities	(600)	(1,277)
Other	(30)	(97)
Total deferred tax liabilities	(12,920)	(19,585)

Deferred tax asset (liability), net	$307	$(253)

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2014 - 2016 are open for review by the Internal Revenue Service (“IRS”) and other state taxing authorities. Monarch Holding, a wholly owned subsidiary of Monarch Delaware, the Company’s consolidated VIE, was audited by the IRS for the tax year 2016 and there were no findings.

9. COMMITMENTS AND CONTINGENCIES

Litigation and Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings, specifically claims litigation.  The Company’s insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims.  The Company accounts for such activity through the establishment of loss and LAE reserves.  The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to the Company’s consolidated financial statements.  The Company is also occasionally involved in other legal and regulatory proceedings, some of which may assert claims for substantial amounts, making the Company party to individual actions in which extra contractual damages, punitive damages or penalties, such as claims alleging bad faith in the handling of insurance claims, are sought.

The Company reviews the outstanding matters, if any, on a quarterly basis.  The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable.  The Company records such probable and estimable losses, through the establishment of legal expense reserves.  As events evolve, facts concerning litigation and contingencies become know and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which we agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to the Company and FNIC. In response to Mutual’s allegations that our use of the word “FED” as part of our federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, in July 2016 we filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida seeking a declaration that our federally registered trademark “FEDNAT” does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark “FED” in connection with insurance services outside of Owatonna, Minnesota. In response to Mutual’s demand for arbitration against us alleging a breach of the Co-Existence Agreement, on February 16, 2018 the arbitrator agreed that our “FEDNAT” trademark does not infringe on Mutual’s federal or common law trademark rights. As a result, we have begun the process of re-branding the Company to use the FEDNAT name. The arbitrator also required us to cease using the Federated National name within 90 days. Unless the Company is able to reach agreement with Mutual regarding the timing of the name change, the Company intends to challenge that portion of the arbitration award in federal court.

On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and our company during Mr. Prygelski’s employment with us and set forth in the separation agreement he entered into in connection with his separation from our company. We believe that he accepted employment with a competitor in contravention of these restrictive covenants and therefore we are seeking injunctive relief, declaratory relief and damages. Prygelski has also filed an arbitration seeking declaratory relief as to his obligations under the above-referenced agreements and to recover the remainder of his severance and health insurance premium reimbursements. Because we are seeking monetary relief, we have filed a counterclaim in the arbitration seeking damages and recovery of separation payments. The litigation seeking injunctive relief and the companion arbitration related to damages are ongoing. The final hearing on the arbitration is scheduled for May 14, 2018. There can be no assurances as to the outcome of this matter.

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Florida Joint Underwriters Insurance Association (“JUA”), Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Georgia Automobile Insurance Plan (“GAIP”), Property Insurance Association of Louisiana (“PIAL”), Louisiana Automobile Insurance Plan (“LAIP”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Texas Automobile Insurance Plan Association (“TAIPA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer in Florida, we are required to participate in certain insurer solvency associations under Florida law, administered by FIGA.

FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2017. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

Leases

The Company is committed under various operating lease agreements for office space.  FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Rental expense for the years ended December 31, 2017, 2016 and 2015 was $0.6 million, $0.6 million and $0.7 million, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Future minimum lease payments under these agreements are as follows:
໿

Aggregate Minimum
Year Ended December 31,	Lease Payments
(in thousands)
2018	$780
2019	1,443
2020	1,488
2021	1,532
2022	1,579
Thereafter	5,938
Total	$12,760

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

10. SHAREHOLDERS’ EQUITY

Common Stock Repurchases

The Company may repurchase shares in open market transaction or under Rule 10b5-1 trading plans from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors.

In November 2016, the Company’s Board of Directors authorized a program, which program may be modified, suspended or terminated by the Company at any time without notice, to repurchase shares of common stock of FNHC, at such times and at prices as management determines advisable, up to an aggregate of $10.0 million through March 1, 2017.

In March 2017, the Company’s Board of Directors authorized an additional $10.0 million share buyback program to repurchase shares of common stock through March 31, 2018.

During the year ended December 31, 2017, the Company repurchased 654,250 shares of its common stock at a total cost of $10.6 million, which is an average price per share of $16.23.  The remaining availability for future repurchases of the Company’s common stock from the March 2017 Board of Directors’ authorization was $0.8 million as of December 31, 2017.

In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2018.  Together with the $0.8 million remaining as of December 31, 2017 from the Company’s previous stock repurchase authorization, the Company has available to it an aggregate of $10.8 million for future repurchases of its common stock.

Stock Compensation Plan

In April 2012, the Company’s Board of Directors adopted, and in September 2012 the Company’s shareholders approved, the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan permits the issuance of up to 1,000,000 shares of the Company’s common stock, subject to adjustment as provided for in the 2012 Plan, in connection with the grant of a variety of equity incentive awards, such as stock options and restricted stocks. Officers, directors, executive management and all other employees of the Company and its subsidiaries are eligible to participate in the 2012 Plan. Awards may be granted singly, in combination, or in tandem. The 2012 Plan will expire on April 5, 2022.

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Restricted stock	$2,846	$3,831	$2,930
Stock options	—	—	33
Total share-based compensation expense	$2,846	$3,831	$2,963

Intrinsic value of options exercised	$3,714	$13,732	$1,124
Fair value of restricted stock vested	$23,278	$41,495	$2,303

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

The unamortized share-based compensation expense is $4.3 million for the year ended December 31, 2017, which will be recognized over the remaining weighted average vesting period of approximately 1.35 years.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

Stock Option Awards

A summary of the Company’s stock option activity includes the following:

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2015	219,285	$3.79
Granted	—	$—
Exercised	(44,652)	$3.81
Canceled	—	$—
Outstanding at December 31, 2015	174,633	$3.79
Granted	—	$—
Exercised	(94,249)	$3.85
Canceled	(900)	$4.40
Outstanding at December 31, 2016	79,484	$3.70
Granted	—	$—
Exercised	(29,133)	$3.68
Canceled	—	$—
Outstanding at December 31, 2017	50,351	$3.72
໿

Stock options outstanding and exercisable in a select price range is as follows:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$2.45 - $4.40	50,351	3.79	$3.72	647,010

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

During the years ended December 31, 2017 and 2016, the Board of Directors granted 106,454 and 128,472 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

RSA activity includes the following:
໿

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	447,801	$16.84
Granted	116,140	$27.53
Vested	(145,134)	$15.87
Canceled	—	$—
Outstanding at December 31, 2015	418,807	$20.14
Granted	128,472	$19.16
Vested	(204,916)	$20.25
Canceled	(5,160)	20.58
Outstanding at December 31, 2016	337,203	$19.69
Granted	106,454	$17.95
Vested	(140,514)	$16.57
Canceled	(5,600)	$19.80
Outstanding at December 31, 2017	297,543	$20.54

The weighted average grant date fair value is measured at the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following:

	Year Ended December 31,
	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss),
beginning of period	$3,324	$(1,201)	$2,123	$6,110	$(2,247)	$3,863

Other comprehensive income (loss) before reclassifications	7,511	(2,640)	4,871	259	(111)	148
Reclassification adjustment for realized gains included
in net income	(8,548)	3,248	(5,300)	(3,045)	1,157	(1,888)
	(1,037)	608	(429)	(2,786)	1,046	(1,740)
Accumulated other comprehensive income (loss),
end of period	$2,287	$(593)	$1,694	$3,324	$(1,201)	$2,123

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

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

For the years ended December 31, 2017 and 2016, the Company made no additional profit-sharing contribution.

The Company’s total contributions to the 401(K) Plan were $0.8 million, $0.9 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12. RELATED PARTY TRANSACTIONS

The Company paid investment fees to Crosswinds AUM, a wholly owned subsidiary of Crosswinds Holdings, of $0.3 million, $0.2 million and $0.2 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company entered into catastrophe excess of loss and quota share reinsurance agreements with TransRe. For the years ended December 31, 2017, 2016 and 2015, the Company ceded premiums related to these agreements of $11.3 million, $5.0 million and $4.3 million, respectively. In connection with Hurricane Irma in 2017, Hurricane Matthew in 2016 and the quota share agreements, the Company ceded losses of $16.1 million, $0.8 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, relating to these agreements, respectively.

Bruce F. Simberg, the Company’s Chairman of the Board, is a partner of the Hollywood, Florida law firm of Conroy Simberg, which specializes in insurance defense and coverage matters. The Company paid legal fees to Conroy Simberg for services rendered in the amount of $0, $72,198 and $26,286 for the years ended December 31, 2017, 2016 and 2015, respectively.  We believe that the fees charged for services provided by Conroy Simberg are on terms as those that we could secure from a non-affiliated law firm.  The firm has handled only a limited number of matters for the Company.  Mr. Simberg has not been personally involved in any of the legal matters handled by the firm for the Company and he received de minimis direct personal benefit from the fees paid to the firm by the Company. The firm is no longer working any current cases for the Company and we do not, at this time, anticipate retaining the firm for future matters.

The Company recorded claims adjustment service fees and other expenses to SECCC, our 33% owned subsidiary, of $17.0 million, $3.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, the Company recognized partnership income (loss), which is recognized in other income in the consolidated statements of operations, of 2.0 million, $0.2 million and greater than $(0.1) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Refer to Note 7. Long-Term Debt, in the notes to consolidated financial statements, for additional information regarding the note payable to TransRe.

13. EARNINGS PER SHARE

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The computations of basic and diluted net income per share are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income attributable to Federated National Holding Company shareholders	$7,989	$1,015	$39,301

Weighted average number of common shares outstanding - basic	13,170	13,758	13,729
Net income per share - basic	$0.61	$0.07	$2.86

Weighted average number of common shares outstanding - basic	13,170	13,758	13,729
Dilutive effect of stock compensation plans	80	164	268
Weighted average number of common shares outstanding - diluted	13,250	13,922	13,997
Net income per share - diluted	$0.60	$0.07	$2.81

Dividends per share	$0.32	$0.27	$0.18

Dividends Declared

In March 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in June 2017, totaling $1.1 million.

In June 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in September 2017, totaling $1.1 million.

In September 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in December 2017, totaling $1.1 million.

In November 2017, the Company’s Board of Directors declared a dividend of $0.08 per common share, paid in March 2018, totaling $1.0 million.

14. VARIABLE INTEREST ENTITY

FNHC, Crosswinds Holdings and TransRe own 42.4%, 42.4%, and 15.2%, respectively, of Monarch Delaware as of December 31, 2017. Monarch Delaware owns 100% of Monarch Holding, which owns 100% of MNIC. MNIC entered into a Managing General Agency and Claims Administration Agreement (the “Monarch MGA Agreement”) with FedNat Underwriters, Inc. (“FNU”), a wholly-owned subsidiary of FNHC, to operate MNIC’s insurance operations. Additionally, the Monarch Entities entered into an Investment Management Agreement (“Investment Agreement”) with an affiliate of Crosswinds to perform as the Monarch Entities’ investment manager. Lastly, Monarch Holding entered into a $5.0 million debt agreement with TransRe.

We believe FNU, through the Monarch MGA Agreement, directs the activities which most significantly impact the Monarch Entities’ insurance operating company, MNIC. MNIC’s activities directed by FNU through the Monarch MGA Agreement include underwriting and claims. As a result, MNIC is a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest.

In addition to having power to direct the activities which most significantly impact MNIC, FNHC has the obligation to absorb the losses and/or the right to receive benefits that potentially could be significant through its 42.4% indirect equity interests in MNIC through Monarch Delaware and Monarch Holding.

As a result, FNHC is the primary beneficiary of MNIC, resulting in Monarch Delaware, MNIC’s indirect parent company, consolidating into our financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The carrying amounts of Monarch Delaware, which can only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors do not have recourse include the following:

	December 31,
	2017	2016
	(In thousands)
Assets:
Investments:
Debt securities, available-for-sale, at amortized cost	$25,111	$27,100
Equity securities, available-for-sale, at fair value	1,173	1,604
Total investments	26,284	28,704

Cash and cash equivalents	14,211	15,668
Reinsurance recoverable	3,323	—
Prepaid reinsurance premiums	2,481	1,070
Premiums receivable, net	1,184	1,584
Deferred acquisition costs	1,722	1,539
Other assets	2,322	371
Total assets	$51,527	$48,936

Liabilities:
Loss and loss adjustment expense reserves	6,356	1,659
Unearned premiums	8,752	8,406
Reinsurance payable	1,802	864
Debt	4,930	4,909
Other liabilities	1,825	1,026
Total liabilities	$23,665	$16,864

Earned premiums and loss and LAE, attributable to Monarch Delaware, were $9.4 million and $12.5 million, $4.7 million and $2.9 million, and $0.6 million and $0.3 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

The net cash flows generated by Monarch Delaware are reflected in cash flows from operations in the consolidated statements of cash flows. Cash flows used in operating activities by Monarch Delaware were $3.8 million for the year ended December 31, 2017, as compared to cash flows provided by operating activities by Monarch Delaware of $6.8 million and $4.7 million for the years ended and December 31, 2016 and 2015, respectively.
໿

15. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida OIR.  These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual.  The Company did not use any prescribed or permitted statutory accounting practices that differed from the NAIC’s statutory accounting practices as of December 31, 2017.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31.  Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends.  As of December 31, 2017, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company.  These standards require dividends to be paid only from statutory unassigned surplus.  The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

preceding calendar year, not including realized capital gains, plus a 2 years carryforward or 10.0% of statutory unassigned surplus as of the preceding year end.  A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i) 10.0% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the Florida OIR at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the Florida OIR on a case-by-case basis.  These dividends are referred to as “ordinary dividends.”  However, if a dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

As of December 31, 2017 and 2016, on a combined statutory basis, the capital and surplus of the Company’s insurance companies was $188.0 million and $172.1 million, respectively.  Combined statutory operational results of the Company’s insurance companies was a net loss of $19.6 million, net loss of $37.0 million and net income of $23.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Statutory capital and surplus exceeds amounts necessary to satisfy regulatory requirements.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following tables include the revisions as discussed on Note 1. Organization, Consolidation and Basis of Presentation in these notes to consolidated financial statements, set forth under the “Revisions to Previously Issued Financial Statements” to the Company’s previously reported consolidated statements of operations (unaudited) for each of the quarterly periods ended March 31, 2016 to September 30, 2017.

A summary of the Company’s unaudited quarterly results of operations includes the following:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In thousands, except per share data)
2017
Net premiums earned	$78,493	$81,660	$83,159	$83,554	$78,663	$80,764	$87,503
Total revenue	$92,923	$93,054	$97,563	$98,159	$95,892	$98,697	$101,752
Losses and loss adjustment expenses	$50,831	$56,899	$54,956	$56,417	$72,935	$75,367	$58,874
Total costs and expenses	$87,813	$89,170	$90,311	$92,504	$107,300	$108,876	$92,185
Net income (loss) attributable to Federated National Holding Company shareholders	$3,145	$2,422	$4,945	$3,995	$(5,511)	$(4,724)	$6,296
Net income (loss) per share - basic	$0.23	$0.18	$0.38	$0.30	$(0.42)	$(0.36)	$0.48

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
	(In thousands, except per share data)
2016
Net premiums earned	$54,997	$54,997	$60,045	$60,045	$69,405	$69,405	$75,425	$76,922
Total revenue	$68,960	$65,010	$75,064	$70,786	$83,790	$81,758	$88,570	$89,971
Losses and loss adjustment expenses	$29,545	$31,260	$47,025	$48,983	$43,613	$45,973	$67,158	$71,594
Total costs and expenses	$53,562	$51,770	$73,249	$71,090	$82,250	$78,914	$104,590	$103,948
Net income (loss) attributable to Federated National Holding Company shareholders	$9,535	$8,114	$991	$(405)	$1,394	$2,099	$(12,116)	$(8,793)
Net income (loss) per share - basic	$0.69	$0.59	$0.07	$(0.03)	$0.10	$0.15	$(0.89)	$(0.65)

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

The following tables summarize the impacts of the revisions on the Company’s previously reported consolidated statements of operations (unaudited) for each of the quarterly periods ended March 31, 2017 to September 30, 2017, the six months ended June 30, 2017, and the nine months ended September 30, 2017.
The revisions as follows will appear in the Company’s applicable 2018 quarterly financial statements in the Quarterly Reports, when filed.

	Six Months Ended		Nine Months Ended
	June 30, 2017		September 30, 2017
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue:	(In thousands, except share and per share data)
Net premiums earned	$161,652	$165,214	$240,315	$245,978
Net investment income	4,878	4,878	7,481	7,481
Net realized investment gains	2,543	2,543	8,644	8,644
Direct written policy fees	9,571	9,519	13,222	13,617
Other income	9,637	9,059	14,511	14,190
Total revenue	188,281	191,213	284,173	289,910

Costs and expenses:
Losses and loss adjustment expenses	108,722	113,316	181,657	188,683
Commissions and other underwriting expenses	57,336	58,497	86,578	86,883
General and administrative expenses	9,695	9,695	14,737	14,737
Interest expense	166	166	247	247
Total costs and expenses	175,919	181,674	283,219	290,550

Income (loss) before income taxes	12,362	9,539	954	(640)
Income taxes	4,573	3,423	350	(358)
Net income (loss)	7,789	6,116	604	(282)
Net loss attributable to non-controlling interest	(301)	(301)	(1,975)	(1,975)
Net income attributable to Federated National
Holding Company shareholders	$8,090	$6,417	$2,579	$1,693

Net income per share attributable to Federated National
Holding Company shareholders:
Basic	$0.61	$0.48	$0.20	$0.13
Diluted	$0.60	$0.48	$0.19	$0.13

Weighted average number of shares of common stock
outstanding:
Basic	13,305	13,305	13,211	13,211
Diluted	13,405	13,405	13,302	13,302

Dividends declared per share of common stock	$0.16	$0.16	$0.24	$0.24

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Revenue:	(In thousands, except share and per share data)
Net premiums earned	$78,493	$81,660	$83,159	$83,554	$78,663	$80,764
Net investment income	2,318	2,318	2,560	2,560	2,603	2,603
Net realized investment gains	(105)	(105)	2,648	2,648	6,101	6,101
Direct written policy fees	5,085	4,712	4,486	4,807	3,651	4,098
Other income	7,132	4,469	4,710	4,590	4,874	5,131
Total revenue	92,923	93,054	97,563	98,159	95,892	98,697

Costs and expenses:
Losses and loss adjustment expenses	50,831	56,899	54,956	56,417	72,935	75,367
Commissions and other underwriting expenses	32,279	27,568	30,197	30,929	29,242	28,386
General and administrative expenses	4,619	4,619	5,076	5,076	5,042	5,042
Interest expense	84	84	82	82	81	81
Total costs and expenses	87,813	89,170	90,311	92,504	107,300	108,876

Income (loss) before income taxes	5,110	3,884	7,252	5,655	(11,408)	(10,179)
Income taxes	1,938	1,435	2,635	1,988	(4,223)	(3,781)
Net income (loss)	3,172	2,449	4,617	3,667	(7,185)	(6,398)
Net income (loss) attributable to non-controlling interest	27	27	(328)	(328)	(1,674)	(1,674)
Net income (loss) attributable to Federated National
Holding Company shareholders	$3,145	$2,422	$4,945	$3,995	$(5,511)	$(4,724)

Net income (loss) per share attributable to Federated
National Holding Company shareholders:
Basic	$0.23	$0.18	$0.38	$0.30	$(0.42)	$(0.36)
Diluted	$0.23	$0.18	$0.37	$0.30	$(0.42)	$(0.36)

Weighted average number of shares of common stock
outstanding:
Basic	13,432	13,432	13,171	13,171	13,135	13,135
Diluted	13,559	13,559	13,256	13,256	13,135	13,135

Dividends declared per share of common stock	$0.08	$0.08	$0.08	$0.08	$0.08	$0.08

Certain prior period line items in the consolidated statements of comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows, were affected by the revisions of previously issued financial statements. All of the changes in the consolidated statements of cash flows were included in cash flows from operating activities and all of the changes in the consolidated statements of comprehensive income were isolated to the net income line, which has been addressed through the preceding disclosures.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2017

17. SUBSEQUENT EVENTS

On February 16, 2018, the Company announced that the Board of Directors declared a dividend of $0.08 per share, payable in June 2018.

On February 21, 2018, FNIC closed on its acquisition of the interest in Monarch Delaware held by the Company's joint venture partners for the agreed upon terms contemplated by the purchase and sale agreement with Crosswinds Investor and TransRe dated November 27, 2017. FNIC purchased Crosswinds Investor’s 42.4% Class A membership interest and 50% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. The outstanding principal balance and interest due on the $5.0 million promissory note to TransRe was paid in full. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC. With the completion of these transactions, FNIC owns 100% of MNIC.

On February 28, 2018, in connection with the Company’s review of its subsidiaries’ financial condition and capital resources as of the end of the 2017 fiscal year, the Company’s Board of Directors approved an infusion of $30.0 million of capital into FNIC, effective December 31, 2017 for statutory accounting purposes, to support FNIC’s book of business.

On March 1, 2018, FNIC and MNIC have each entered into a Reimbursement Contract (the “Contracts”) with the State Board of Administration of Florida (“SBA”) for the 2018-2019 hurricane season. The SBA is the agency that administers the FHCF. The Contracts will reimburse FNIC and MNIC for covered property losses under their respective homeowners insurance policies resulting from hurricanes that cause damage in the State of Florida, from June 1, 2018 through May 31, 2019.

On March 13, 2018, the Company announced that it has decided to undergo an orderly withdrawal from the commercial general liability line of business and will begin the appropriate steps to withdraw from the line of business, including obtaining all required regulatory approvals.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Federated National Holding Company

Opinion on Internal Control over Financial Reporting
We have audited Federated National Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Federated National Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the index at Item 15 and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Charlotte, North Carolina
March 13, 2018

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee. Our independent registered public accounting firm that audited the consolidated financial statements include in this Annual Report, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX
໿

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation, as amended, of Federated National Holding Company	10-Q	3.1	August 9, 2017

3.2	Amended and Restated Bylaws, as amended, of Federated National Holding Company	10-Q	3.2	August 9, 2017

4.1	Specimen of Common Stock Certificate	SB-2 File No. 333-63623	4.1	October 27, 1998

4.2	Indenture dated December 28, 2017 by and among Federated National Holding Company, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, London Branch, as Paying Agent, and the Bank of New York Mellon SA/NV, Luxembourg Branch, as Registrar	8-K	4.1	January 3, 2018

4.3	Supplemental Indenture No. 1 dated as of December 28, 2017, regarding Senior Unsecured Floating Rate Notes due 2027	8-K	4.2	January 3, 2018

4.4	Supplemental Indenture No. 2 dated as of December 29, 2017, regarding Senior Unsecured Floating Rate Notes due 2022	8-K	4.3	January 3, 2018

4.5	Form of Senior Unsecured Floating Rate Note due 2027	8-K	4.4	January 3, 2018

4.6	Form of Senior Unsecured Floating Rate Note due 2022	8-K	4.5	January 3, 2018

10.1	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2016 between Federated National Insurance Company and subscribing reinsurers	10-Q/A (Amendment No. 1)	10.2	May 26, 2017

10.2*	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2017

10.3*	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.1	November 9, 2017

10.4*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.3	November 9, 2017

10.5*	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.4	November 9, 2017

10.6*	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.5	November 9, 2017

10.7*	Underlying Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.6	November 9, 2017

10.8*	Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.7	November 9, 2017

10.9*	Net Quota Share Reinsurance Agreement, effective July 1, 2017, between Federated National Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.8	November 9, 2017

10.10*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-Q	10.9	November 9, 2017

10.11	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013

10.12	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013

10.13	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015

10.14	Managing General Agent and Claims Administration Agreement dated as of March 17, 2015 between Monarch National Insurance Company and FedNat Underwriters, Inc.	10-Q	10.1	May 11, 2015

10.15	Limited Liability Company Agreement of Monarch Delaware Holdings LLC dated as of March 17, 2015	10-Q	10.2	May 11, 2015

10.16	Consulting Agreement effective as of October 1, 2017 between Federated National Holding Company and Carl Dorf	8-K	10.1	September 21, 2017

10.17+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017

10.18+	Change of Control Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.4	May 10, 2017

10.19+	Bonus Agreement dated as of January 11, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.30	March 16, 2017

10.20+	Bonus Agreement dated as of January 1, 2017 between Federated National Holding Company and Erick Fernandez	10-Q	10.5	May 10, 2017

10.21+	Form of Performance-Based Restricted Stock Agreement between the Company and individuals awarded performance-based restricted stock under the 2012 Stock Incentive Plan	10-Q	10.2	May 10, 2017

10.22+	Form of Restricted Stock Agreement between the Company and individuals awarded restricted stock under the 2012 Stock Incentive Plan, as amended	10-Q	10.1	May 10, 2017

10.23+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008

10.24+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013

10.25+	Amended and Restated 2012 Stock Incentive Plan	10-K	10.3	April 1, 2013

10.26+	Federated National Holding Company 2002 Stock Option Plan, as amended, and Stock Plan Acknowledgment	Definitive Proxy Statement for 2009 Annual Meeting	Annex A	April 2, 2009

10.27+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012

10.28+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015

10.29+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015

10.30	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Peter J. Prygelski, III	8-K	10.2	January 20, 2012

10.31	Amendment No. 1 to the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective March 17, 2015 between Federated National Holding Company and Peter J. Prygelski, III	10-Q	10.5	May 11, 2015

10.32+	Change of Control Agreement dated as of May 2, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.31	March 16, 2017

10.33	Purchase and Sale Agreement dated as of November 27, 2017 among Federated National Holding Company, Crosswinds Investor Monarch LP and Transatlantic Reinsurance Company	8-K	2.1	November 28, 2017

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X
____________________
+ Indicates a Management Compensation Plan or Arrangement
* Portions of this exhibit have been omitted pursuant to a confidential treatment request granted by the SEC.
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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K report to be signed on its behalf by the undersigned, thereto duly authorized.

FEDERATED NATIONAL HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)
Date: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 13, 2018
Michael H. Braun	(Principal Executive Officer)

/s/ Ronald Jordan	Chief Financial Officer	March 13, 2018
Ronald A. Jordan	(Principal Financial Officer)

/s/ Erick A. Fernandez	Chief Accounting Officer	March 13, 2018
Erick A. Fernandez	(Principal Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 13, 2018
Bruce F. Simberg

/s/ Jenifer G. Kimbrough	Director	March 13, 2018
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 13, 2018
Thomas A. Rogers

/s/ William G. Stewart	Director	March 13, 2018
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 13, 2018
Richard W. Wilcox, Jr.

/s/ Roberta N. Young	Director	March 13, 2018
Roberta N. Young

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)
December 31, 2017 and 2016

໿

	December 31,
	2017	2016
ASSETS	(In thousands)
Investments in subsidiaries	$220,901	$280,277
Investments securities, available-for-sale, at fair value	15,826	31,750
Cash and cash equivalents	46,717	7,786
Deferred income taxes, net	—	—
Income taxes receivable	7,700	9,811
Other assets	1,938	2,031
Total assets	$293,082	$331,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to subsidiaries	$19,624	$93,653
Deferred income taxes, net	(415)	1,642
Long-term debt, net of deferred financing costs	44,321	—
Other liabilities	2,093	1,895
Total liabilities	65,623	97,190

Preferred stock	—	—
Common stock	130	134
Additional paid-in capital	139,728	136,779
Accumulated other comprehensive income	1,770	1,941
Retained earnings	70,009	76,884
Total shareholders’ equity attributable to Federated National Holding Company shareholders	211,637	215,738
Non-controlling interest	15,822	18,727
Total shareholders’ equity	227,459	234,465
Total liabilities and shareholders’ equity	$293,082	$331,655

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Earnings
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenue:
Management fees	$2,611	$2,492	$2,489
Net investment income	501	623	609
Equity in income of consolidated subsidiaries	16,902	8,550	69,657
Total revenue	20,014	11,665	72,755

Costs and expenses:
General and administrative expenses	11,087	9,862	9,810
Total costs and expenses	11,087	9,862	9,810

Income before income taxes	8,927	1,803	62,945
Income taxes	3,585	542	24,089
Net income	5,342	1,261	38,856
Net (loss) income attributable to non-controlling interest	(2,647)	246	(445)

Net income attributable to Federated National Holding Company shareholders	$7,989	$1,015	$39,301

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Cash Flows
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flow from operating activities:
Net income	$5,342	$1,261	$38,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of consolidated subsidiaries	(16,902)	(10,691)	(70,321)
Depreciation and amortization	88	73	64
Share-based compensation	2,846	4,420	4,527
Changes in operating assets and liabilities:
Deferred income taxes, net of other comprehensive income	(2,057)	2,127	(153)
Income taxes receivable, net	6,411	2,978	24,352
Capital contribution payable	—	—	(18,501)
Due to subsidiaries	20,468	23,574	6,430
Other, net	1,450	3,786	2,057
Net cash provided by (used in) operating activities	17,646	27,528	(12,689)

Cash flow from investing activities:
Capital contributions to consolidated subsidiaries, net	(25,000)	—	(32,743)
Sales, maturities and redemptions of investments securities	42,979	76,928	38,612
Purchases of investment securities	(26,828)	(83,724)	(21,354)
Purchases of property and equipment	(102)	(299)	(113)
Net cash used in investing activities	(8,951)	(7,095)	(15,598)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	45,000	—	—
Non-controlling interest equity investment	—	—	18,743
Tax impact related to share-based compensation	—	589	1,564
Issuance of common stock for share-based awards	103	361	171
Purchases of Federated National Holding Company common stock	(10,616)	(11,317)	—
Dividends paid	(4,251)	(4,677)	(1,847)
Net cash provided by (used in) financing activities	30,236	(15,044)	18,631
Net increase (decrease) in cash and cash equivalents	38,931	5,389	(9,656)
Cash and cash equivalents at beginning of period	7,786	2,397	12,053
Cash and cash equivalents at end of period	$46,717	$7,786	$2,397

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Note to Condensed Financial Statements
FEDERATED NATIONAL HOLDING COMPANY (Parent Company Only)

(1)   ORGANIZATION AND BASIS OF PRESENTATION

Federated National Holding Company (“FNHC”), the Parent Company, is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

The accompanying condensed financial statements include the activity of the Parent Company and, on an equity basis, its consolidated subsidiaries.  Accordingly, these condensed financial statements have been presented for the parent company only.  These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of FNHC and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.

In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

Schedule V – Valuation and Qualifying Accounts
FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
໿

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2017	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$55	$15	$—	$70
2016	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$302	$(219)	$(28)	$55
2015	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$148	$192	$(38)	$302

Schedule VI – Supplemental Information Concerning Insurance Operations
FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES

໿

		At December 31,			For the Year Ended December 31,
			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim	Net
		Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Costs	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
(In thousands)
2017	Property and Casualty Insurance	$40,893	$230,515	$294,423	$333,481	$10,254	$245,545	$2,012	$87,310	$233,085	$342,893
2016	Property and Casualty Insurance	$41,892	$158,110	$294,022	$261,369	$9,063	$201,704	$(3,894)	$57,452	$170,322	$319,499
2015	Property and Casualty Insurance	$17,666	$97,706	$253,960	$213,020	$7,226	$120,005	$(7,295)	$31,340	$90,436	$225,254