Form 10-Q
period 2018-03-31
FEDERATED NATIONAL HOLDING Co
filed 2018-05-08
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
As of May 4, 2018, the registrant had 12,719,777 shares of common stock outstanding.

FEDERATED NATIONAL HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	March 31,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $434,667 and $422,300, respectively)	$429,457	$423,238
Debt securities, held-to-maturity, at amortized cost	5,298	5,349
Equity securities, at fair value	16,515	15,434
Total investments (including $0 and $26,284 related to the VIE, respectively)	451,270	444,021

Cash and cash equivalents (including $0 and $14,211 related to the VIE, respectively)	55,591	86,228
Prepaid reinsurance premiums	87,201	135,492
Premiums receivable, net of allowance of $72 and $70, respectively (including $0 and $1,184 related to the VIE, respectively)	45,667	46,393
Reinsurance recoverable, net	146,091	124,601
Deferred acquisition costs	39,401	40,893
Income taxes receivable, net	4,699	9,510
Deferred income taxes, net	4,368	307
Property and equipment, net	3,797	4,025
Other assets (including $0 and $2,322 related to the VIE, respectively)	10,130	13,403
TOTAL ASSETS	$848,215	$904,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Loss and loss adjustment expense reserves	$236,214	$230,515
Unearned premiums	282,397	294,423
Reinsurance payable	38,489	71,944
Long-term debt, net of deferred financing costs of $672 and $749, respectively	44,328	49,251
Deferred revenue	5,924	6,222
Other liabilities	32,783	25,059
Total liabilities	640,135	677,414
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,718,953 and 12,988,247 shares issued and outstanding, respectively	127	130
Additional paid-in capital	139,388	139,728
Accumulated other comprehensive (loss) income	(3,861)	1,770
Retained earnings	72,426	70,009
Total shareholders’ equity attributable to Federated National Holding Company shareholders	208,080	211,637
Non-controlling interest	—	15,822
Total shareholders’ equity	208,080	227,459
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$848,215	$904,873

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Net premiums earned	$82,109	$81,660
Net investment income	2,943	2,318
Net realized and unrealized investment losses	(1,052)	(105)
Direct written policy fees	3,576	4,712
Other income	5,501	4,469
Total revenue	93,077	93,054

Costs and expenses:
Losses and loss adjustment expenses	46,071	56,899
Commissions and other underwriting expenses	30,221	27,568
General and administrative expenses	6,085	4,619
Interest expense	1,084	84
Total costs and expenses	83,461	89,170

Income before income taxes	9,616	3,884
Income taxes	2,371	1,435
Net income	7,245	2,449
Net (loss) income attributable to noncontrolling interest	(218)	27
Net income attributable to Federated National Holding Company shareholders	$7,463	$2,422

Net income per share attributable to Federated National Holding Company shareholders
Basic	$0.58	$0.18
Diluted	$0.58	$0.18

Weighted average number of shares of common stock outstanding:
Basic	12,850	13,432
Diluted	12,945	13,559

Dividends declared per share of common stock	$0.08	$0.08

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2018	2017

Net income	$7,245	$2,449

Change in net unrealized (losses) gains on investments, available-for-sale	(6,148)	3,710
Comprehensive income before income taxes	1,097	6,159

Income tax benefit (expense) related to items of other comprehensive income	1,587	(1,445)
Comprehensive income	2,684	4,714

Less: comprehensive (loss) income attributable to noncontrolling interest	(447)	7
Comprehensive income attributable to Federated National Holding Company shareholders	$3,131	$4,707

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total Shareholders'
					Accumulated		Equity Attributable to
		Common Stock		Additional	Other		Federated National		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Holding Company	Noncontrolling	Shareholders'
	Stock	Shares	Amount	Capital	(Loss) Income	Earnings	Shareholders	Interest	Equity
Balance as of December 31, 2017	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	7,463	7,463	(218)	7,245
Other comprehensive loss	—	—	—	—	(4,332)	—	(4,332)	(229)	(4,561)
Dividends declared	—	—	—	—	—	(1,043)	(1,043)	—	(1,043)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	53,571	—	—	—	—	—	—	—
Repurchases of common stock	—	(322,865)	(3)	—	—	(4,997)	(5,000)	—	(5,000)
Share-based compensation	—	—	—	665	—	—	665	—	665
Balance as of March 31, 2018	$—	12,718,953	$127	$139,388	$(3,861)	$72,426	$208,080	$—	$208,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

໿

	Three Months Ended
	March 31,
	2018	2017
Cash flow from operating activities:
Net income	$7,245	$2,449
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized investment gains	1,052	105
Amortization of investment premium or discount, net	683	1,209
Depreciation and amortization	371	270
Share-based compensation	665	667
Tax impact related to share-based compensation	(77)	(50)
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	48,291	44,475
Premiums receivable, net	726	(4,262)
Reinsurance recoverable, net	(21,490)	(1,181)
Deferred acquisition costs	1,492	(691)
Income taxes receivable, net	4,811	8,123
Deferred revenue	(298)	831
Loss and loss adjustment expense reserves	5,699	(3,773)
Unearned premiums	(12,026)	(1,927)
Reinsurance payable	(33,455)	(24,723)
Deferred income taxes, net of other comprehensive income	(2,290)	1,359
Other, net	11,019	864
Net cash provided by operating activities	12,418	23,745
Cash flow from investing activities:
Proceeds from sales of equity securities	4,262	3,704
Proceeds from sales of debt securities	73,830	124,863
Purchases of equity securities	(5,177)	(16,875)
Purchases of debt securities	(138,738)	(139,861)
Maturities and redemptions of debt securities	50,584	13,565
Purchases of property and equipment	(66)	(314)
Net cash used in investing activities	(15,305)	(14,918)
Cash flow from financing activities:
Payment of long-term debt	(5,000)	—
Purchase of non-controlling interest	(16,685)	—
Purchases of Federated National Holding Company common stock	(5,000)	(1,876)
Issuance of common stock for share-based awards	—	1
Dividends paid	(1,065)	(1,050)
Net cash used in financing activities	(27,750)	(2,925)
Net (decrease) increase in cash and cash equivalents	(30,637)	5,902
Cash and cash equivalents at beginning of period	86,228	74,593
Cash and cash equivalents at end of period	$55,591	$80,495

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDERATED NATIONAL HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

໿

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes	$70	$(6,675)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018

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

Monarch National Insurance Company
The Company organized MNIC to write homeowners property and casualty insurance in Florida and obtained its certificate of authority from the Florida Office of Insurance Regulation (the “Florida OIR”) in March 2015. The Company’s joint venture partners were Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, and Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company. The Company and Crosswinds Investor each invested $14.0 million for a 42.4% interest in Monarch Delaware Holdings LLC ("Monarch Delaware") (each holding 50% of the voting interests in Monarch Delaware).  TransRe invested $5.0 million for a 15.2% non-voting interest in Monarch Delaware and loaned an additional $5.0 million in debt evidenced by a promissory note bearing 6% annual interest payable by Monarch National Holding Company (“Monarch Holding”).

On February 21, 2018, FNIC closed its acquisition of the interests in Monarch Delaware held by Crosswinds Investor and TransRe pursuant to the purchase and sale agreement with Crosswinds Investor and TransRe dated November 27, 2017. FNIC purchased Crosswinds Investor’s 42.4% Class A membership interest and 50% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. The outstanding principal balance and interest due on the $5.0 million promissory note to TransRe was paid in full. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC. With the completion of these transactions, FNIC owns 100% of MNIC.

Also in connection with the Company’s purchase of the Monarch Delaware interests, Crosswinds AUM LLC (“Crosswinds AUM”), a subsidiary of Crosswinds Holdings, will continue to serve as a investment consultant to FNHC for a quarterly fee of $75,000 through December 31, 2018. In addition, subsidiaries of Crosswinds Holdings and TransRe will each have a right of first refusal through December 31, 2018 to participate in FNIC’s catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and to a placement of $10.0 million in reinsurance limit in excess of its placement on FNIC’s current catastrophe excess of loss reinsurance program from TransRe.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote,  22.8% and 23.8%, were from Allstate’s network of Florida agents, for the three months ended March 31, 2018 and 2017, respectively.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 11.8% and 8.6%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended March 31, 2018 and 2017, respectively.

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

As of December 31, 2017, in connection with the investment in Monarch Delaware, the Company had determined that the Company possessed the power to direct the activities of the VIE that most significantly impact its economic performance and the Company was the primary beneficiary of the VIE.  As such, the Company consolidated Monarch Delaware in its consolidated financial statements.  Refer to Monarch National Insurance Company above, related to our 100% ownership of Monarch Delaware that became effective on February 21, 2018. In accordance with the accounting standard on consolidation, a primary beneficiary that acquires additional ownership of the previously controlled and consolidated subsidiaries is accounted for as an equity transaction and re-measurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for this transaction by eliminating the carrying value of the non-controlling interest to reflect our 100% ownership interest in MNIC as of February 21, 2018. The difference between the consideration paid and the amount by which the non-controlling interest was eliminated has been recognized in additional paid-in capital.

Revisions of Previously Issued Financial Statements

Revisions to the three months ended March 31, 2017, were described in Note 1 and Note 16 to our Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of the 2017 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the three months ended March 31, 2018.

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

Similar to other property and casualty insurers, the Company’s liability for loss and loss adjustment expenses ("LAE") reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, the Company believes that the liability and LAE reserve is adequate. The Company reviews and evaluates its estimates and assumptions regularly and makes adjustments, reflected in current operations, as necessary, on an on-going basis.

Recently Issued Accounting Pronouncements, Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Most notably, the combined new guidance required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative effect adjustment, which increased retained earnings and decreased accumulated other comprehensive income by $1.0 million. This adjustment represented the level of net unrealized gains and losses associated with our equity investments with readily determinable market values as of January 1, 2018. The adoption also resulted in the recognition of less than $0.1 million in our statement income and comprehensive income, which represented the change in net unrealized gains and losses on our equity securities for the first three months of 2018. Although the amount of change in net unrealized gains and losses on our equity securities for the first quarter of 2018 was not significant, we believe this new guidance could significantly increase our earnings volatility going forward.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Guidance had previously required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative effect adjustment to retained earnings with an off-setting adjustment to accumulated other comprehensive income for less than $0.1 million.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments a consensus of the Emerging Issues Task Force) to improve the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides guidance on specific cash flow classification issues including the following: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Previous GAAP did not include specific guidance on these eight cash flow classification issues. The Company adopted the guidance effective January 1, 2018, and the provisions of this update did not have an impact on our consolidated statements of cash flows or results of operations.

Recently Issued Accounting Pronouncements, Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the OTTI model. The update also require enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The update is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

3. FAIR VALUE

Fair Value Disclosures of Financial Instruments

The Company accounts for financial instruments at fair value or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information.  All assets and liabilities that are recorded at fair value are classified and disclosed in one of the following three categories:

•
Level 1 - Quoted market prices (unadjusted) for identical assets or liabilities in active markets is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis, or observable inputs.

•
Level 2 - Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques using observable market data.  Significant other observable that can be corroborated by observable market data; and,

•
Level 3 - Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

The classification of assets and liabilities in the fair value hierarchy is based upon the lowest level input that is significant to the fair value.

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$77,109	$52,601	$—	$129,710
Obligations of states and political subdivisions	—	23,302	—	23,302
Corporate securities	—	258,518	—	258,518
International securities	—	17,927	—	17,927
Debt securities, at fair value	77,109	352,348	—	429,457

Equity securities, at fair value	16,515	—	—	16,515

Total investments, at fair value	$93,624	$352,348	$—	$445,972
໿

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$51,219	$46,918	$—	$98,137
Obligations of states and political subdivisions	—	66,266	—	66,266
Corporate securities	—	240,919	—	240,919
International securities	—	17,916	—	17,916
Debt securities, at fair value	51,219	372,019	—	423,238

Equity securities, at fair value	15,434	—	—	15,434

Total investments, at fair value	$66,653	$372,019	$—	$438,672

The Company’s held-to-maturity debt securities are reported on the consolidated balance sheets at amortized cost and disclosed at fair value in Note 4. Investments in these notes to consolidated financial statements. The fair values of these securities are classified within Level 1 and Level 2 of the fair value hierarchy and consist of United States government obligations and authorities, corporate securities and international securities. The fair value of the securities classified as Level 1 was $3.9 million and $4.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the securities classified as Level 2 was $1.3 million as of March 31, 2018 and December 31, 2017. The Company has engaged a nationally recognized third party pricing service to provide the fair values of securities in Level 2. The Company reviews the third party pricing methodologies on a quarterly basis and tests for significant differences between the market price used to value the securities and the recent sales activities.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

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

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017. There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2018 and 2017.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

4. INVESTMENTS
Unrealized Gains and Losses
The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$131,292	$231	$1,813	$129,710
Obligations of states and political subdivisions	23,535	54	287	23,302
Corporate	261,772	553	3,807	258,518
International	18,068	11	152	17,927
	434,667	849	6,059	429,457

Debt securities - held-to-maturity:
United States government obligations and authorities	4,161	3	139	4,025
Corporate	1,072	6	4	1,074
International	65	—	—	65
	5,298	9	143	5,164
Total investments (1)	$439,965	$858	$6,202	$434,621
໿

(1) As a result of the adoption of ASU 2016-01 on January 1, 2018 (see additional details in Note 2) our equity securities no longer have unrealized gains or losses, therefore they are not included as of March 31, 2018.

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$98,739	$244	$846	$98,137
Obligations of states and political subdivisions	66,319	325	378	66,266
Corporate	239,435	2,233	749	240,919
International	17,807	136	27	17,916
	422,300	2,938	2,000	423,238

Debt securities - held-to-maturity:
United States government obligations and authorities	4,160	9	106	4,063
Corporate	1,123	21	—	1,144
International	66	1	—	67
	5,349	31	106	5,274
Equity securities	14,085	1,628	279	15,434
Total investments	$441,734	$4,597	$2,385	$443,946

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains, by major investment category, consisted of the following:

໿

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$223	$570
Equity securities	1,153	560
Total gross realized and unrealized gains	1,376	1,130

Gross realized and unrealized losses:
Debt securities	(1,441)	(1,092)
Equity securities	(987)	(143)
Total gross realized and unrealized losses	(2,428)	(1,235)
Net realized and unrealized gains on investments	$(1,052)	$(105)

Proceeds from sale of investment securities were $78.1 million and $128.6 million for the three months ended March 31, 2018 and 2017, respectively.

The portion of unrealized gains and losses for equity securities that was recognized in the line item, net realized and unrealized gains on investments securities for the three months ended March 31, 2018 was less than $0.1 million.

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

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

	March 31, 2018
	Amortized
	Cost	Fair Value
Securities with maturity dates:	(In thousands)
Debt securities, available-for-sale:
One year or less	$50,526	$50,394
Over one through five years	207,292	205,249
Over five through ten years	175,529	172,538
Over ten years	1,320	1,276
	434,667	429,457
Debt securities, held-to-maturity:
One year or less	730	732
Over one through five years	3,940	3,812
Over five through ten years	628	620
	5,298	5,164
Total	$439,965	$434,621

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Interest income	$2,887	$2,169
Dividends income	56	149
Net investment income	$2,943	$2,318

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities (and equity securities as of December 31, 2017), grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018			(In thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$61,093	$1,284	$18,399	$529	$79,492	$1,813
Obligations of states and political subdivisions	15,762	203	1,821	84	17,583	287
Corporate	198,468	3,547	5,022	260	203,490	3,807
International	14,682	152	—	—	14,682	152
	$290,005	$5,186	$25,242	$873	$315,247	$6,059

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017			(In thousands)
Debt securities - available-for-sale:
United States government obligations and authorities	$52,368	$517	$19,287	$329	$71,655	$846
Obligations of states and political subdivisions	32,030	221	5,676	157	37,706	378
Corporate	109,780	625	6,452	124	116,232	749
International	8,935	27	25	—	8,960	27
	203,113	1,390	31,440	610	234,553	2,000

Equity securities	4,312	279	—	—	4,312	279

Total investments	$207,425	$1,669	$31,440	$610	$238,865	$2,279

As of March 31, 2018, the Company held a total of 1,346 debt securities that were in an unrealized loss position, of which 52 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2017, the Company held a total of 866 debt and equity securities that were in an unrealized loss position, of which 73 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.
The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The company did not have any OTTI losses on its available-for-sale debt securities for the first three months of 2018 and 2017.

As discussed in Note 2 above, beginning January 1, 2018, the Company’s equity investments are measured at fair value through net income. See Note 4 of 2017 Form 10-K for information on how the Company assessed and determined whether unrealized losses on our equity securities were other-than-temporary, which was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date. The company did not have any OTTI losses on its equity securities for the first three months of 2017.

Collateral Deposits

Investments, the majority of which were debt securities, with fair values of approximately $12.8 million and $12.9 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of March 31, 2018 and December 31, 2017, respectively.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

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

Significant Reinsurance Contracts
2016-2017 Reinsurance Programs
FNIC’s 2016-2017 reinsurance programs, which cost $179.5 million, included $125.6 million for the private reinsurance for FNIC’s Florida exposure, with prepaid automatic premium reinstatement protection on all layers, along with $53.9 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties afforded FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaled $1.6 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2016 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida was $18.5 million. In addition, FNIC purchases separate underlying reinsurance layers in Louisiana, Texas, South Carolina and Alabama to cover losses and LAE outside of Florida for each catastrophic event from $8.0 million to $18.5 million. Depending on the characteristics of the catastrophic event, and the states involved, FNIC’s single event pre-tax retention could have been as low as $8.0 million. The maximum pre-tax retention was $18.5 million.
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
MNIC’s 2016-2017 catastrophe reinsurance program, which ran from either June 1 to May 31 or June 1 to June 30 (13 months), consisted of the FHCF and private market excess of loss treaties. All private layers had prepaid automatic reinstatement protection, which afforded MNIC additional coverage, and had a cascading feature such that substantially all layers attached at $3.4 million for MNIC’s Florida exposure.
2017-2018 Reinsurance Programs
FNIC’s 2017-2018 reinsurance programs, which currently costs $174.4 million, including $124.0 million for the private reinsurance for FNIC’s Florida exposure, with prepaid automatic premium reinstatement protection on all layers, along with approximately $50.4 million payable to the FHCF.  The combination of private and FHCF reinsurance treaties will afford FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.5 billion, exclusive of retentions.  FNIC maintained its FHCF participation at 75% for the 2017 hurricane season.  FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.0 million, down slightly from the 2016-2017 reinsurance programs.
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
FNIC’s non-Florida excess of loss reinsurance treaties affords us up to an additional $21.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage up to $16.0 million.  The Non-Florida retention is lowered to $13.0 million for the first event and $2.0 million for the second event (for hurricane losses only) on a gross basis though it is reduced to $6.5 million and $1.0 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our Non-Florida property business.  FNIC’s Non-Florida reinsurance program cost includes $1.7 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

MNIC’s 2017-2018 reinsurance program costing $5.0 million, including $3.2 million for the private reinsurance for MNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $1.8 million payable to FHCF. The combination of private and FHCF reinsurance treaties affords MNIC with $109.0 million of aggregate coverage with a maximum single event coverage totaling approximately $68.1 million, exclusive of retentions.  MNIC maintained its FHCF participation at 75% for the 2017 hurricane season.
MNIC’s private market excess of loss treaties are effective July 1, 2017, and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC’s Florida exposure.  These treaties are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.
In addition to the excess of loss coverages described above, our reinsurance program also includes property quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective on July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on covered losses for the homeowners’ property insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.
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
The Company’s private passenger automobile quota share treaties are typically one year programs which become effective at different points in the year and cover auto policies across several states. These automobile quota share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including but not limited to premium and other caps.
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled $2.7 million and $2.6 million as of March 31, 2018 and December 31, 2017, respectively.
Reinsurance Recoverables
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. Reinsurance recoverable, net consisted of the following:
໿

	March 31,	December 31,
	2018	2017
	(in thousands)
Reinsurance recoverable on paid losses	$34,664	$26,256
Reinsurance recoverable on unpaid losses	111,427	98,345
Reinsurance recoverable, net	$146,091	$124,601

As of March 31, 2018, the Company had $107.6 million million in reinsurance recoverables as a result of Hurricane Irma. Hurricane Irma made landfall in the United States as a Category 4 hurricane on September 10, 2017. Additionally, all reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net premiums written:
Direct	$134,395	$146,051
Ceded	(20,107)	(24,137)
	$114,288	$121,914
Net premiums earned:
Direct	$146,442	$147,978
Ceded	(64,333)	(66,318)
	$82,109	$81,660
6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gross reserves, beginning of period	$230,515	$158,110
Less: reinsurance recoverable (1)	(98,345)	(40,412)
Net reserves, beginning of period	132,170	117,698

Incurred loss, net of reinsurance, related to:
Current year	48,459	60,277
Prior year loss development (2)	(653)	2,905
Ceded losses subject to offsetting experience account adjustments (3)	(1,735)	(6,283)
Prior years	(2,388)	(3,378)
Total incurred loss and LAE, net of reinsurance	46,071	56,899

Paid loss, net of reinsurance, related to:
Current year	22,543	18,416
Prior years	30,911	36,316
Total paid loss and LAE, net of reinsurance	53,454	54,732

Net reserves, end of period	124,787	119,865
Plus: reinsurance recoverable (1)	111,427	34,472
Gross reserves, end of period	$236,214	$154,337

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

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
During the three months ended March 31, 2018, the Company experienced $0.7 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of additional ceded losses to reinsurers associated with Hurricane Irma.
During the three months ended March 31, 2017, the Company experienced $2.9 million of unfavorable loss and LAE reserve development on prior accident years primarily in its personal automobile line of business, which was driven by adjustments to cession percentages in certain auto reinsurance treaties.
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
7. LONG-TERM DEBT
See Note 7 of our 2017 Form 10-K for information regarding our long-term debt.
As discussed in Note 1, the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe was paid in full in February 2018. The associated deferred financing costs for this debt of less than $0.1 million were recognized as interest expense in our consolidated statements of operations for the three months ended March 31, 2018.
8. INCOME TAXES
The provision for income tax expense for the three and three months ended March 31, 2018 and 2017 is as follows:
໿

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Federal:
Current	$3,878	$658
Deferred	(2,076)	527
Federal income tax expense	1,802	1,185
State:
Current	1,002	172
Deferred	(433)	78
State income tax expense	569	250
Total income tax expense	$2,371	$1,435

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:
໿

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Computed expected tax expense provision, at federal rate	$2,020	$1,360
State tax, net of federal tax benefit	401	53
Other	(50)	22
Total income tax expense	$2,371	$1,435
The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. SAB No. 118 provides guidance on accounting for the tax effects of the Tax Act and a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under the FASB’s Accounting Standard Codification (“ASC”) 740 - Income Taxes (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We did not record any adjustments to our provisional estimate during the first three months of 2018 and continue to evaluate the Tax Act.
The Company had an uncertain tax position of $0.6 million as of March 31, 2018 and December 31, 2017. The Company does not have a valuation allowance as of March 31, 2018 and December 31, 2017.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended March 31, 2018 and 2017, the Company did not recognize any expense for accrued interest and penalties related to unrecognized tax benefits. For the three months ended March 31, 2018, the Company recognized no income tax expense related to an uncertain tax position. For the three months ended March 31, 2017, the Company recognized less than $0.1 million income tax expense related to an uncertain tax position.

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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.
The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which we agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to the Company and FNIC. In response to Mutual’s allegations that our use of the word “FED” as part of our federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, in July 2016 we filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida seeking a declaration that our federally registered trademark “FEDNAT” does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark “FED” in connection with insurance services outside of Owatonna, Minnesota. In response to Mutual’s demand for arbitration against us alleging a breach of the Co-Existence Agreement, on February 16, 2018 the arbitrator agreed that our “FEDNAT” trademark does not infringe on Mutual’s federal or common law trademark rights. As a result, we have begun the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required us to cease using the Federated National name within 90 days. The Company was unable to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator and therefore two proceedings have been filed as a result. Mutual has filed a petition to confirm the award in federal court in the District of Minnesota. The Company has moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. A hearing is set for June 6, 2018. The Company has also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. There can be no assurances as to the outcome of this matter.
On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and our company during Mr. Prygelski’s employment with us and set forth in the separation agreement he entered into in connection with his separation from our company. We believe that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages. Mr. Prygelski has also filed an arbitration seeking declaratory relief as to his obligations under the above-referenced agreements and to recover the remainder of his severance and health insurance premium reimbursements. Because the Company is seeking monetary relief, the Company filed a counterclaim in the arbitration seeking damages and recovery of separation payments. The litigation seeking injunctive relief and the companion arbitration related to damages are ongoing. The final hearing on the arbitration is scheduled for May 14, 2018. There can be no assurances as to the outcome of this matter.
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

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

Leases
The Company is committed under various operating lease agreements for office space. FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 9 to our Consolidated Financial Statements set forth in Part II, Item 8, “Financial Statements and Supplementary Data,” of the 2017 Form 10-K.

10. SHAREHOLDERS' EQUITY

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
In March 2017, the Company’s Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determined advisable, up to an aggregate of $10.0 million of common stock through March 31, 2018. This authorization was fully expended as of March 31, 2018.
In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization) of its outstanding shares of common stock through December 31, 2018. During the three months ended March 31, 2018, the Company repurchased 322,865 shares of its common stock at a total cost of $5.0 million, which is an average price per share of $15.49.  As of March 31, 2018, the remaining availability for future repurchases of our common stock under this program was $5.8 million.
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
Share-Based Compensation Expense
Share-based compensation arrangements include the following:
໿

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Restricted stock	$665	$667
Stock options	—	—
Total share-based compensation expense	$665	$667

Intrinsic value of options exercised	$—	$7
Fair value of restricted stock vested	$1,187	$1,350
The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

Stock Option Awards
A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2018	50,351	$3.72
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2018	50,351	$3.72
Restricted Stock Awards
The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. For all RSA awards, excluding relative total shareholder return ("TSR"), the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance‑based awards.  Our expense for our performance awards depends on achievement of specified results, therefore the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight‑line recognition method.
During the three months ended March 31, 2018 and 2017, the Board of Directors granted 130,458 and 96,454 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.
RSA activity includes the following:

	Number of Shares	Weighted Average
Outstanding at January 1, 2018	297,543	$20.57
Granted	130,458	$16.25
Vested	(53,571)	$22.15
Cancelled	(16,539)	$18.25
Outstanding at March 31, 2018	357,891	$18.86
The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following:
໿

	Three Months Ended March 31,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in thousands)
Accumulated other comprehensive income, beginning of period	$2,287	$(593)	$1,694	$3,324	$(1,201)	$2,123
Cumulative effect of new accounting standards	(1,349)	355	(994)	—	—	—

Other comprehensive (loss) income before reclassification	(7,200)	1,825	(5,375)	3,605	(1,404)	2,201
Reclassification adjustment for realized and unrealized losses (gains) included in net income	1,052	(238)	814	105	(41)	64
	(6,148)	1,587	(4,561)	3,710	(1,445)	2,265
Accumulated other comprehensive (loss) income, end of period	$(5,210)	$1,349	$(3,861)	$7,034	$(2,646)	$4,388

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock awards during the period. Diluted EPS is computed by dividing net income by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested restricted stock awards.  Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.
The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Net income attributable to Federated National Holding Company shareholders	$7,463	$2,422

Weighted average number of common shares outstanding - basic	12,850	13,432
Net income per share - basic	$0.58	$0.18

Weighted average number of common shares outstanding - basic	12,850	13,432
Dilutive effect of stock compensation plans	95	127
Weighted average number of common shares outstanding - diluted	12,945	13,559
Net income per share - diluted	$0.58	$0.18

Dividends per share	$0.08	$0.08
Dividends Declared
In February 2018, our Board of Directors declared a $0.08 per common share dividend, payable in June 2018, to shareholders of record on May 1, 2018, amounting to $1.0 million.

Federated National Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2018

12. VARIABLE INTEREST ENTITY

Refer to Monarch National Insurance Company in Note 1 above, for information about how we acquired 100% of Monarch Delaware; therefore, as of February 21, 2018, Monarch Delaware became a wholly-owned subsidiary instead of a VIE. Prior to February 21, 2018, FNU through the Monarch MGA Agreement, directed the activities which most significantly impact the Monarch Entities’ insurance operating company, MNIC. MNIC’s activities directed by FNU through the Monarch MGA Agreement included underwriting and claims. As a result, MNIC was a VIE prior to February 21, 2018, because the equity holders (i.e., FNHC, Crosswinds Holdings and TransRe owned 42.4%, 42.4%, and 15.2%, respectively, of Monarch Delaware), as a group, lacked the characteristics of a controlling financial interest.

In addition to having power to direct the activities which most significantly impacted MNIC, FNHC had the obligation to absorb the losses and/or the right to receive benefits that potentially could be significant through its 42.4% indirect equity interests in MNIC through Monarch Delaware and Monarch Holding.

As a result, FNHC was the primary beneficiary of MNIC, resulting in Monarch Delaware, MNIC’s indirect parent company, consolidating into our financial statements.

The carrying amounts of Monarch Delaware, which could only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors did not have recourse included the following:
໿

December 31,
2017

ASSETS
Investments
Debt securities, available-for-sale, at fair value	$25,111
Equity securities, available-for-sale, at fair value	1,173
Total investments	26,284
Cash and cash equivalents	14,211
Reinsurance recoverable	3,323
Prepaid reinsurance premiums	2,481
Premiums receivable, net	1,184
Deferred acquisition costs	1,722
Other assets	2,322
Total assets	$51,527

LIABILITIES
Loss and loss adjustment expense reserves	$6,356
Unearned premiums	8,752
Reinsurance payable	1,802
Debt, net of deferred financing costs	4,930
Other liabilities	1,825
Total liabilities	$23,665

Earned premiums and loss and LAE, attributable to Monarch Delaware, from January 1, 2018 to February 21, 2018, were $2.3 million and $2.3 million, respectively. Earned premiums and loss and LAE, attributable to Monarch Delaware for the three months ended March 31, 2017 were $2.7 million and $1.8 million, respectively.

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
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC,” “Company,” “we,” “us” and “our” refer to Federated National Holding Company and its consolidated subsidiaries.
Forward-Looking Statements
This Form 10-Q or in documents that are incorporated by reference contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in our 2017 Annual Report on Form 10-K, and discussed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this Form 10-Q are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

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

Joint Ventures

Monarch National Insurance Company

In March 2015, we organized MNIC and obtained its certificate of authority to write homeowners property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). We and Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, each invested $14.0 million for a 42.4% membership interest (each holding 50.0% of the voting interests in Monarch Delaware). Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company invested $5.0 million for a 15.2% non-voting membership interest in Monarch Delaware. TransRe also received a six-year promissory note in the principal amount of $5.0 million bearing an annual interest rate of 6.0% payable by Monarch National Holding Company (“Monarch Holding”), the direct parent of MNIC and wholly owned subsidiary of Monarch Delaware (together with MNIC and Monarch Holding, the “Monarch Entities”). Crosswinds AUM LLC (“Crosswinds AUM”) provided investment management services to the Monarch Entities pursuant to an investment management agreement between the Monarch Entities and Crosswinds AUM.

MNIC expands our ability to provide insurance policies in Florida and strengthens our relationships with our partner agents. In connection with the organization of MNIC through the joint venture, we entered into the following agreements:

•
FNU and MNIC entered into a managing general agent and claims administration agreement, pursuant to which FNU provided underwriting, accounting, reinsurance placement and claims administration services to MNIC. FNU received 4% of MNIC’s total written annual premium, excluding acquisition expenses payable to agents, for FNU’s managing general agent services; 3.6% of MNIC’s total earned annual premium for FNU’s claims administration services; and, a per-policy administrative fee of $25 for each policy underwritten for MNIC. We also received an annual expense reimbursement for accounting and related services.

•
The Monarch Entities and Crosswinds AUM, a wholly owned subsidiary of Crosswinds Holdings, entered into an investment management agreement, pursuant to which Crosswinds AUM managed the investment portfolios of the Monarch Entities. The management fee, on an annual basis, was 0.75% of assets under management up to $100 million; 0.50% of assets under management of more than $100 million but less than $200 million; and, 0.30% of assets under management of more than $200 million.

•
MNIC and TransRe also entered into a reinsurance capacity right of first refusal agreement, pursuant to which TransRe had a right of first refusal for all quota share and excess of loss reinsurance agreements that MNIC determined necessary in its sole discretion for so long as TransRe remains a member of Monarch Delaware or the MNHC debt remains outstanding. TransRe also had the right to provide, at market rates and terms, a maximum of 15% of any reinsurance coverage obtained by MNIC in any individual reinsurance contract.

•	Our Chief Executive Officer held his respective position and our Chief Accounting Officer held the position of Chief Financial Officer with the Monarch Entities.

On November 27, 2017, we entered into a purchase and sale agreement with Crosswinds Investor and TransRe, whereby we agreed to purchase Crosswinds Investor’s 42.4% Class A membership interest and 50.0% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. We completed this transaction on February 21, 2018 for the agreed-upon purchase price and repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC. With the completion of these transaction, FNIC owns 100% of MNIC.

Crosswinds AUM continues to serve as a investment consultant to FNHC for a quarterly fee of $75,000 through December 31, 2018, and a subsidiary of Crosswinds Holdings and TransRe each have a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and up to a placement of $10.0 million in reinsurance limit in excess of its placement on our current catastrophe excess of loss reinsurance program from TransRe.

Refer to Notes 1 and 12 for additional information regarding the accounting and consolidation of the joint venture.

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
FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 265,184 and 272,346 as of March 31, 2018 and December 31, 2017, respectively.

Florida
Our homeowners’ insurance products provide maximum dwelling coverage in the amount of approximately $3.5 million, with the aggregate maximum policy limit being approximately $6.3 million.  We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million.  We continually review and update these subject limits. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.
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
Also in 2016, MNIC applied for a statewide average rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on April 15, 2016. Lastly, in 2017, MNIC applied for a statewide average rate increase of 2.0% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on October 1, 2017.
Non-Florida
Our non-Florida homeowners insurance products provide maximum dwelling coverage of approximately $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million. We currently offer dwelling coverage “A” up to $2.0 million with an aggregate total insured value of $3.5 million. The approximate average premium on the policies currently in-force is $1,803. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims. SageSure Insurance Managers, LLC ("SageSure") recieves a 50% profit share on our non-Florida homeowners insurance products. See Note 1 for information about our general underwriting agreement with SageSure.

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

See the discussion in Item 1: “Business” in our 2017 Form 10-K for additional information with respect to our business.
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

RESULTS OF OPERATIONS
Operating Results Overview - Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017
The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2017 Annual Report on Form 10-K.
The following table sets forth results of operations for the periods presented:

	Three Months Ended
	March 31,
	2018	% Change	2017
	(In thousands)
Revenue:
Gross premiums written	$134,395	(8.0)%	$146,051
Gross premiums earned	146,442	(1.0)%	147,978
Ceded premiums	(64,333)	(3.0)%	(66,318)
Net premiums earned	82,109	0.5%	81,660
Net investment income	2,943	27.0%	2,318
Net realized and unrealized investment losses	(1,052)	901.9%	(105)
Direct written policy fees	3,576	(24.1)%	4,712
Other income	5,501	23.1%	4,469
Total revenue	93,077	—%	93,054

Costs and expenses:
Losses and loss adjustment expenses	46,071	(19.0)%	56,899
Commissions and other underwriting expenses	30,221	9.6%	27,568
General and administrative expenses	6,085	31.7%	4,619
Interest expense	1,084	1,190.5%	84
Total costs and expenses	83,461	(6.4)%	89,170

Income before income taxes	9,616	147.6%	3,884
Income taxes	2,371	65.2%	1,435
Net income	7,245	195.8%	2,449
Net (loss) income attributable to non-controlling interest	(218)	(907.4)%	27
Net income attributable to FNHC shareholders	$7,463	208.1%	$2,422

Ratios to net premiums earned:
Net loss ratio	56.1%		69.7%
Net expense ratio	44.2%		39.4%
Combined ratio	100.3%		109.1%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and loss adjustment expense and all operating expenses less interest expense divided by net premiums earned.

The following table summarizes our unaudited results of operations by line of business for the periods presented. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. “Automobile” line of business consists of our nonstandard personal automobile insurance business.

“Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations.

	Three Months Ended March 31,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenue:
Gross premiums written	$122,815	$6,347	$5,233	$134,395	$121,221	$19,291	$5,539	$146,051
Gross premiums earned	132,463	8,328	5,651	146,442	126,644	15,647	5,687	147,978
Ceded premiums	(55,058)	(6,117)	(3,158)	(64,333)	(56,048)	(7,611)	(2,659)	(66,318)
Net premiums earned	77,405	2,211	2,493	82,109	70,596	8,036	3,028	81,660
Net investment income	—	—	2,943	2,943	—	—	2,318	2,318
Net realized and unrealized investment losses	—	—	(1,052)	(1,052)	—	—	(105)	(105)
Direct written policy fees	1,923	1,467	186	3,576	2,124	2,430	158	4,712
Other income	3,977	488	1,036	5,501	2,791	1,059	619	4,469
Total revenue	83,305	4,166	5,606	93,077	75,511	11,525	6,018	93,054

Costs and expenses:
Losses and loss adjustment expenses	41,955	2,236	1,880	46,071	44,802	9,559	2,538	56,899
Commissions and other underwriting expenses	27,356	1,860	1,005	30,221	22,046	4,266	1,256	27,568
General and administrative expenses	4,889	125	1,071	6,085	3,490	175	954	4,619
Interest expense	100	—	984	1,084	84	—	—	84
Total costs and expenses	74,300	4,221	4,940	83,461	70,422	14,000	4,748	89,170

Income (loss) before income taxes	9,005	(55)	666	9,616	5,089	(2,475)	1,270	3,884
Income taxes (benefits)	2,282	(14)	103	2,371	1,964	(956)	427	1,435
Net income (loss)	6,723	(41)	563	7,245	3,125	(1,519)	843	2,449
Net (loss) income attributable to non-controlling interest	(218)	—	—	(218)	27	—	—	27
Net income (loss) attributable to FNHC shareholders	$6,941	$(41)	$563	$7,463	$3,098	$(1,519)	$843	$2,422

Ratios to net premiums earned:
Net loss ratio	54.2%	101.1%	75.4%	56.1%	63.5%	119.0%	83.8%	69.7%
Net expense ratio	41.7%			44.2%	36.2%			39.4%
Combined ratio	95.9%			100.3%	99.6%			109.1%

Revenue

Total revenue remained steady at $93.1 million for the three months ended March 31, 2018 and 2017. Higher other income and net premiums earned was largely offset by lower direct written policy fees, as described below.
Gross Premiums Written
The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$108,371	$110,853
Homeowners non-Florida	14,444	10,368
Automobile	6,347	19,291
Commercial general liability	2,514	3,296
Federal flood	2,719	2,243
Total gross premiums written	$134,395	$146,051
Gross written premiums decreased $11.7 million, or 8%, to $134.4 million in the quarter, compared with $146.1 million for the same three-month period last year. Gross premiums written decreased due to the decline in Automobile and, to a lesser extent, homeowners Florida offset by the growth in homeowners non-Florida.
The lower premiums in Automobile was due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage personnel and diversify insurance risk. Additionally, homeowners Florida written premiums this quarter includes the rate increase of 10.0%, which became effective on August 1, 2017.
Gross Premiums Earned
The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$118,824	$117,544
Homeowners non-Florida	13,639	9,100
Automobile	8,328	15,647
Commercial general liability	2,629	3,194
Federal flood	3,022	2,493
Total gross premiums earned	$146,442	$147,978
Gross premiums earned decreased $1.6 million, or 1%, to $146.4 million for the three months ended March 31, 2018, as compared to $148.0 million for the three months ended March 31, 2017. Gross premiums earned decreased due to lower premiums written in Automobile over the past six to nine months, offset by higher premiums written over the past twelve to eighteen months in Homeowners, which have resulted in higher earned premiums as the premiums written has earned in.
Ceded Premiums Earned
Ceded premiums decreased $2.0 million, or 3%, to $64.3 million in the quarter, compared to $66.3 million the same three-month period last year. Ceded premiums earned include the effect of the 10% Florida-only property quota share treaty, which became effective on July 1, 2017, offset the impact by the expiration of the 10% and 30% Florida-only property quota share treaties, which ended on July 1, 2017 and 2016, respectively. The ceded premiums associated with the 2017-2018 excess of loss reinsurance program in the first quarter of 2018 were in line with the costs associated with the 2016-2017 excess of loss reinsurance program in the first quarter of 2017.
Net Investment Income
Net investment income increased $0.6 million, or 27%, to $2.9 million during the three months ended March 31, 2018, as compared to $2.3 million during the three months ended March 31, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities. The increase was also due to the improvement in the yield on our fixed income porfolio as a result of portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates. A portion of the increase in net investment income will be offset by higher federal income taxes, given that a lower percentage of our investment income originates from tax-free securities.
Net Realized and Unrealized Investment Gains (Losses)
Net realized and unrealized investment losses were $1.1 million for the three months ended March 31, 2018, compared to $0.1 million in the prior year period.  The results for the first quarter of 2018 reflect the decision to liquidate and transfer certain bond positions, including positions related to tax-free municipal securities. This liquidation was done to reduce exposure in certain bond types as well as consolidate our investment strategy between MNIC's investment securities and the rest of the Company's investment securities, which resulted in us selling out of certain bond and equity positions.
As discussed in Note 2 of the notes of our Consolidated Financial Statements, effective January 1, 2018, we began recording any unrealized gains (losses) for equity securities only through the income statement instead of through other comprehensive income. In future periods, this new accounting for equity securities may create volatility in our earnings.
Direct Written Policy Fees
Direct written policy fees decreased by $1.1 million, or 24.1%, to $3.6 million for the three months ended March 31, 2018, compared with $4.7 million in the same period in 2017. The decrease in direct written policy fees is correlated to the lower number of policies issued in Automobile offset by an increase in policy issued in Homeowners. Additionally, further impacting the variance is the fact that Automobile policies have a higher policy fee amount per premium dollar than Homeowners policies.
Other Income
Other income included the following for the periods presented:
໿

	Three Months Ended
	March 31,
	2018	% Change	2017
	(In thousands)
Other income:
Commission income	$1,409	(14.9)%	$1,656
Brokerage	3,542	54.3%	2,295
Partnership income	43	(172.9)%	(59)
Financing revenue	507	(12.1)%	577
Total other income	$5,501	23.1%	$4,469
The increase in other income was due to higher brokerage revenue, which is the result of an increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in place during the three months ended March 31, 2018 as compared to during the three months ended March 31, 2017.
Expenses
Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses (“LAE”) decreased $10.8 million, or 19%, to $46.1 million for the three months ended March 31, 2018, compared with $56.9 million for the same three-month period last year. In the first quarter of 2018, the Company experienced decreased losses of approximately $7.0 million in Automobile due to lower premiums earned and lower net loss ratio as compared to the first quarter of 2017.  Additionally, the Company reduced the homeowners Florida net loss ratio selection due to earning in more of the  10.0% rate increase, effective August 1, 2017, which resulted in approximately $1.0 million of lower losses.  In the quarter, we had no severe weather events and $0.7 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of additional ceded losses to reinsurers associated with Hurricane Irma.

Lastly, in the first quarter of 2017, the Company recorded $5.2 million of gross losses related to severe weather events offset by $2.3 million of higher ceded losses related to homeowners' quota share treaties in the first quarter of 2017 as compared to the current quarter.
Commissions and Other Underwriting Expenses
The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$14,363	$13,759
All others	6,452	8,524
Ceding commissions	(3,715)	(4,382)
Total commissions and other fees	17,100	17,901
Salaries and wages	3,766	3,675
Other underwriting expenses	9,355	5,992
Total commissions and other underwriting expenses	$30,221	$27,568
Commissions and other underwriting expenses increased $2.6 million, or 9.6%, to $30.2 million for the three months ended March 31, 2018, compared with $27.6 million for the three months ended March 31, 2017. The increase was due primarily to higher costs related to the homeowners non-Florida 50% profit share provision as a result of higher profitability this quarter as compared to the first quarter of 2017. The higher profitability is the direct result of continued earned premium growth, together with good loss experience in these states. The increase in the ratio was also driven by higher legal and professional fees, including audit, tax and actuarial fees, related to work associated with year-end activities.
During the first three months of 2018, we also incurred $0.4 million of severance and other related costs associated with our decision to exit our personal automobile lines of business and headcount reduction initiatives. Some of these costs are included in general and administrative expenses.
General and Administrative Expenses
General and administrative expenses increased $1.5 million, or 31.7%, to $6.1 million for the three months ended March 31, 2018, compared with $4.6 million in the prior year period. The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees, as well as higher payroll costs.
Interest Expense
Interest expense increased $1.0 million to $1.1 million for the three months ended March 31, 2018, compared with $0.1 million in the prior year period. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017. During the first quarter of 2017, the Company only had $5.0 million of debt on its balance sheet. As a result of the Federal Reserve Board’s rate actions, our interest expense associated with the $25.0 million senior unsecured floating rate note that bears interest at 7% above three month LIBOR, will increase by less than $0.1 million during the second quarter of 2018.
Income Taxes
Income taxes increased $1.0 million, to $2.4 million for the three months ended March 31, 2018, compared with a tax expense of $1.4 million for the three months ended March 31, 2017. The increase in income tax expense is the result of higher taxable income during the quarter as compared to the first quarter of 2017, offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.
໿

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe reinsurance premiums and operating expenses. As of March 31, 2018, the Company held $451.3 million in investments. Cash and cash equivalents decreased $30.6 million, to $55.6 million as of March 31, 2018, compared with $86.2 million as of December 31, 2017. Contributing to this decrease was a $16.7 million payment related to FNIC acquiring the interest in MNIC's indirect parent company (see "General", "Joint Ventures," above for more information) and the $5 million payment in full of the promissory note to TransRe. Total shareholders’ equity decreased $19.4 million, to $208.1 million as of March 31, 2018, compared with $227.5 million as of December 31, 2017.  Contributing to this decrease was the $16.7 million payment discussed above.
Historically, we have met our liquidity requirements primarily through cash generated from operations. In December 2017, we received proceeds of $25.0 million principal amount of Senior Unsecured Floating Rate Notes due 2027 (the “2027 Notes”), pursuant to an indenture dated as of December 28, 2017 (the “Indenture”), as supplemented by a supplemental indenture dated as of December 28, 2017. In December 2017, we also received proceeds of $20.0 million of Senior Unsecured Fixed Rate Notes due 2022 (the “2022 Notes”), pursuant to the Indenture, as supplemented by a supplemental indenture dated as of December 29, 2017. A portion of the proceeds from the 2027 Notes and 2022 Notes was used on February 28, 2018 to infuse capital into FNIC. Refer to Note 17 of our 2017 Form 10-K for additional information regarding the capital infusion. The remaining proceeds are available to repurchase shares of our common stock, and for general corporate purposes, including managing the capital needs of our subsidiaries.

Among other things, the Indenture limits the Company's ability to incur additional debt without the approval of the existing noteholders. The supplemental indentures limit the Company's debt to equity ratio to 35%. The Company's actual debt to equity ratio at March 31, 2018 was approximately 21%.

Statutory Capital and Surplus of our Insurance Subsidiaries
As described more fully in “Item 1. Description of Business—Regulation,” of our 2017 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies.  At December 31, 2017, FNIC’s statutory surplus was $162.2 million and its RBC ratio was 301.9%.
Based upon the 2017 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 301.9% as of December 31, 2017. MNIC’s ratio of statutory surplus to its ACL was 1,070.1% as of December 31, 2017.

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

Operating Activities
Net cash provided by operating activities decreased to $12.4 million in the three months ended March 31, 2018 from $23.7 million in the same period in 2017. This decrease primarily reflects the decreases in reinsurance recoverable, unearned premiums, and reinsurance payable, partly offset by an increase in loss and LAE reserves.
Investing Activities
Net cash used in investing activities of $15.3 million in the three months ended March 31, 2018 related to purchases of debt and equity investment securities of $143.9 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $128.7 million. Net cash used in investing activities of $14.9 million in the three months ended March 31, 2017 related to purchases of debt and equity investment securities of $156.7 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $142.1 million.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 of $27.8 million, primarily reflects purchase of non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.0 million. Net cash used in financing activities of $2.9 million for the three months ended March 31, 2017, primarily reflects repurchases of our common stock of $1.9 million and dividend payments of $1.1 million.
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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2018.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2017 Form 10-K for a more complete description of our critical accounting estimates.

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
Our investment policy is established by the Board of Directors Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2018,  approximately 96% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.
There have been no material changes to the Company’s exposures to market risks since December 31, 2017. Please refer to the 2017 Form 10-K for a complete discussion of the Company’s exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION
Item 1.  Legal Proceedings
The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company has agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and Federated National Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputes, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company seeks a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual made a demand for arbitration in July 2016, and the district court referred the dispute to arbitration under the terms of the Co-Existence Agreement. On February 16, 2018, the arbitrator determined that the Company’s “FEDNAT” trademark does not infringe on Mutual’s trademarks and does not violate the Co-Existence Agreement. As a result, the Company has begun the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required the Company to cease using the Federated National name within 90 days. FNHC was unable to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator and therefore two proceedings have been filed as a result. Mutual has filed a petition to confirm the award in federal court in the District of Minnesota. The Company has moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. A hearing is set for June 6, 2018. The Company has also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. There can be no assurances as to the outcome of this matter.
On March 2, 2017, the Company filed a complaint in Broward County, Florida court to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company.  The Company believes that he accepted employment with a competitor in contravention of these restrictive covenants and therefore the Company is seeking injunctive relief, declaratory relief and damages. Mr. Prygelski has also filed an arbitration seeking declaratory relief as to his obligations under the above-referenced agreements and to recover the remainder of his severance and health insurance premium reimbursements. Because the Company is seeking monetary relief, the Company filed a counterclaim in the arbitration seeking damages and recovery of separation payments. The litigation seeking injunctive relief and the companion arbitration related to damages are ongoing. The final hearing on the arbitration is scheduled for May 14, 2018. There can be no assurances as to the outcome of this matter.
Refer to Note 9 to our consolidated financial statements set forth in Part I, “Financial Statements” for further information about legal proceedings.
Item 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2017 Form 10-K.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 30, 2018 by or on behalf of FNHC. All purchases were made in the open market or under Rule 10b5-1 of the Exchange Act.
໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
January 2018	40,789	$16.03	40,789	10,127,392
February 2018	213,304	$15.22	213,304	6,881,302
March 2018	68,772	$16.00	68,772	5,780,911

໿

(1)
In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization) of its outstanding shares of common stock through December 31, 2018. As of March 31, 2018, the remaining availability for future repurchases of our common stock was $5.8 million.

໿

Item 3.  Defaults upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description
10.1
Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018*

10.2
Reimbursement Contract between Monarch National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018*

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
*Filed herewith.
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

Date: May 8, 2018