Form 10-Q
period 2018-06-30
FEDNAT HOLDING Co
filed 2018-08-07
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________TO _______________________
Commission File number 000-25001
 FedNat Holding Company
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

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 2, 2018, the registrant had 12,731,944 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	June 30,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $432,655 and $422,300, respectively)	$425,489	$423,238
Debt securities, held-to-maturity, at amortized cost	5,288	5,349
Equity securities, at fair value	17,383	15,434
Total investments (including $0 and $26,284 related to the VIE, respectively)	448,160	444,021
Cash and cash equivalents (including $0 and $14,211 related to the VIE, respectively)	83,924	86,228
Prepaid reinsurance premiums	101,107	135,492
Premiums receivable, net of allowance of $69 and $70, respectively (including $0 and $1,184 related to the VIE, respectively)	43,032	46,393
Reinsurance recoverable, net	208,287	124,601
Deferred acquisition costs	42,920	40,893
Income taxes, net	8,774	9,817
Property and equipment, net	3,722	4,025
Other assets (including $0 and $2,322 related to the VIE, respectively)	11,917	13,403
Total assets	$951,843	$904,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$291,675	$230,515
Unearned premiums	302,295	294,423
Reinsurance payable	64,220	71,944
Long-term debt, net of deferred financing costs of $647 and $749, respectively	44,353	49,251
Deferred revenue	6,282	6,222
Other liabilities	27,990	25,059
Total liabilities	736,815	677,414

Commitments and contingencies (see Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,731,777 and 12,988,247 shares issued and outstanding, respectively	127	130
Additional paid-in capital	140,102	139,728
Accumulated other comprehensive income (loss)	(5,350)	1,770
Retained earnings	80,149	70,009
Total shareholders’ equity attributable to FedNat Holding Company shareholders	215,028	211,637
Non-controlling interest	—	15,822
Total shareholders’ equity	215,028	227,459
Total liabilities and shareholders' equity	$951,843	$904,873

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$83,557	$83,554	$165,666	$165,214
Net investment income	2,978	2,560	5,921	4,878
Net realized and unrealized investment gains (losses)	208	2,648	(844)	2,543
Direct written policy fees	3,313	4,807	6,889	9,519
Other income	5,686	4,590	11,187	9,059
Total revenues	95,742	98,159	188,819	191,213

Costs and expenses:
Losses and loss adjustment expenses	47,570	56,417	93,641	113,316
Commissions and other underwriting expenses	29,873	30,929	60,094	58,497
General and administrative expenses	5,260	5,076	11,345	9,695
Interest expense	1,023	82	2,107	166
Total costs and expenses	83,726	92,504	167,187	181,674

Income (loss) before income taxes	12,016	5,655	21,632	9,539
Income tax expense (benefit)	3,196	1,988	5,567	3,423
Net income (loss)	8,820	3,667	16,065	6,116
Net income (loss) attributable to non-controlling interest	—	(328)	(218)	(301)
Net income (loss) attributable to FedNat Holding Company shareholders	$8,820	$3,995	$16,283	$6,417

Net Income (Loss) Per Common Share
Basic	$0.69	$0.30	$1.27	$0.48
Diluted	$0.69	$0.30	$1.26	$0.48

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,726	13,171	12,788	13,305
Diluted	12,846	13,256	12,889	13,405

Dividends Declared Per Common Share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income (loss)	$8,820	$3,667	$16,065	$6,116

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(1,489)	694	(6,050)	2,959
Comprehensive income (loss)	7,331	4,361	10,015	9,075

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	(565)	(447)	(558)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$7,331	$4,926	$10,462	$9,633

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Non-controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	16,283	16,283	(218)	16,065
Other comprehensive income (loss)	—	—	—	—	(5,821)	—	(5,821)	(229)	(6,050)
Dividends declared	—	—	—	—	—	(2,079)	(2,079)	—	(2,079)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	70,238	—	16	—	—	16	—	16
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	1,363	—	—	1,363	—	1,363
Balance as of June 30, 2018	$—	12,731,777	$127	$140,102	$(5,350)	$80,149	$215,028	$—	$215,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$16,065	$6,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	844	(2,543)
Amortization of investment premium or discount, net	1,034	2,145
Depreciation and amortization	682	275
Share-based compensation	1,363	1,412
Tax impact related to share-based compensation	(97)	(50)
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	34,385	36,343
Premiums receivable, net	3,361	(4,568)
Reinsurance recoverable, net	(83,686)	10,609
Deferred acquisition costs	(2,027)	(3,263)
Income taxes, net	3,300	5,239
Deferred revenue	60	136
Loss and loss adjustment expense reserves	61,160	(2,303)
Unearned premiums	7,872	16,202
Reinsurance payable	(7,724)	(9,372)
Other	4,444	620
Net cash provided by (used in) operating activities	41,036	56,998
Cash flow from investing activities:
Proceeds from sales of equity securities	6,092	16,426
Proceeds from sales of debt securities	128,722	125,594
Purchases of equity securities	(6,831)	(29,587)
Purchases of debt securities	(212,654)	(153,355)
Maturities and redemptions of debt securities	70,444	19,409
Purchases of property and equipment	(277)	(369)
Net cash provided by (used in) investing activities	(14,504)	(21,882)
Cash flow from financing activities:
Payment of long-term debt	(5,000)	—
Purchase of non-controlling interest	(16,685)	—
Purchases of FedNat Holding Company common stock	(5,061)	(8,088)
Issuance of common stock for share-based awards	16	—
Dividends paid	(2,106)	(2,092)
Net cash provided by (used in) financing activities	(28,836)	(10,180)
Net increase (decrease) in cash and cash equivalents	(2,304)	24,936
Cash and cash equivalents at beginning-of-period	86,228	74,593
Cash and cash equivalents at end-of-period	$83,924	$99,529

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Six Months Ended
	June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes	$2,405	$(414)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2018

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PREPARATION

Organization

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or "our") is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.  The Company, through its wholly owned subsidiaries, is authorized to underwrite and/or place homeowners multi-peril ("homeowners"), federal flood and other lines of insurance in Florida and other states. The Company markets, distributes and services its own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama.  Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Monarch National Insurance Company

We completed our acquisition of MNIC in February 2018 by acquiring the membership interests in MNIC’s indirect parent, Monarch Delaware Holdings LLC (“Monarch Delaware”), held by our joint venture partners.  Our joint venture partners were Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, and Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company. We purchased the 42.4% Class A membership interest in Monarch Delaware held by Crosswinds Investor for $12.3 million and the 15.2% non-voting membership interest in Monarch Delaware held by TransRe for $4.4 million. We also repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. MNIC was organized in March 2015 and writes homeowners property and casualty insurance in Florida.

Crosswinds AUM LLC, a subsidiary of Crosswinds Holdings, serves as an investment consultant to FNHC through December 31, 2018 for a quarterly fee of $75,000.  In addition, subsidiaries of Crosswinds Holdings and TransRe each have a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and up to a placement of $10.0 million in reinsurance limit in excess of its placement on our current catastrophe excess of loss reinsurance program from TransRe. TransRe does currently participate in the reinsurance program.

Please refer to Basis of Presentation and Principles of Consolidation and Note 12 below.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners and commercial general liability insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote,  24.4% and 24.2%, were from Allstate’s network of Florida agents, for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, 23.7% and 23.6%, respectively, of the homeowners premiums we underwrote were from Allstate's network of Florida agents.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 14.5% and 9.8%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, 13.3% and 9.2%, respectively, of the Company's homeowners premiums were underwritten by Sagesure.

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

As of December 31, 2017, in connection with the investment in Monarch Delaware, the Company had determined that the Company possessed the power to direct the activities of the VIE that most significantly impact its economic performance and the Company was the primary beneficiary of the VIE.  As such, the Company consolidated Monarch Delaware in its consolidated financial statements. Refer to Monarch National Insurance Company above, related to our 100% ownership of Monarch Delaware that became effective on February 21, 2018. In accordance with the accounting standard on consolidation, a primary beneficiary that acquires additional ownership of the previously controlled and consolidated subsidiaries is accounted for as an equity transaction and re-measurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for this transaction by eliminating the carrying value of the non-controlling interest to reflect our 100% ownership interest in MNIC as of February 21, 2018. The difference between the consideration paid and the amount by which the non-controlling interest was eliminated has been recognized in additional paid-in capital. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC.

Revisions of Previously Issued Financial Statements

Revisions to the three and six months ended June 30, 2017, were described in Note 1 and Note 16 to our Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" included in our most recent Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2017 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the six months ended June 30, 2018.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

Similar to other property and casualty insurers, the Company’s liability for loss and loss adjustment expenses ("LAE") reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, the Company believes that the liability and LAE reserve is adequate. The Company reviews and evaluates its estimates and assumptions regularly and makes adjustments, reflected in current operations, as necessary, on an ongoing basis.

Recently Issued Accounting Pronouncements, Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects that consideration to which the entity expects to be entitled in exchange for that good or service. The Company adopted this update and the other related revenue standard clarifications and technical guidance effective January 1, 2018, using the modified retrospective approach. The Company completed the analysis of its non-insurance revenues and has concluded that the implementation did not have any impact on the Company’s consolidated financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Most notably, the combined new guidance required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative effect adjustment, which increased retained earnings and decreased accumulated other comprehensive income by $1.0 million. This adjustment represented the level of net unrealized gains and losses associated with our equity investments with readily determinable market values as of January 1, 2018. The adoption also resulted in the recognition of $1.0 million in our consolidated statements of operations and statements of comprehensive income (loss), which represented the change in net unrealized gains and losses on our equity securities for the first half of 2018. This new guidance increases our earnings volatility compared to the prior accounting rules.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act of 2017 ("Tax Act"). Guidance had previously required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative effect adjustment to retained earnings with an off-setting adjustment to accumulated other comprehensive income for less than $0.1 million.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance requires non-employee share-based payments awards to be measured consistently with the accounting for employee share-based payment awards, which is the grant date fair value of the equity security, with measurement at

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

the grant date. Previously, non-employee share-based payment awards were measured at either the fair value of consideration received or the fair value of the equity, at the earlier of the date the non-employee committed to perform or the date of performance completion. The Company adopted the guidance effective June 30, 2018, and the provisions of this update did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update will supersede the current lease guidance in Topic 840, Leases and lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. All of the Company’s leases are classified as operating leases under current lease accounting guidance. The Company expects to elect all of the standard’s available practical expedients upon adoption. The update requires the Company to add the operating leases to the Company’s consolidated balance sheets. We have established a comprehensive approach to implement this standard, including gathering and assessing the necessary data, determining the scope of impact and evaluating our processes to meet the accounting and disclosure requirements. Currently, the Company does not expect this standard will have a material impact on the Company’s consolidated results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment ("OTTI") model. The update also require enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The update is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$56,378	$50,849	$—	$107,227
Obligations of states and political subdivisions	—	24,041	—	24,041
Corporate securities	—	274,881	—	274,881
International securities	—	19,340	—	19,340
Debt securities, at fair value	56,378	369,111	—	425,489

Equity securities, at fair value	17,383	—	—	17,383

Total investments, at fair value	$73,761	$369,111	$—	$442,872
໿

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$51,219	$46,918	$—	$98,137
Obligations of states and political subdivisions	—	66,266	—	66,266
Corporate securities	—	240,919	—	240,919
International securities	—	17,916	—	17,916
Debt securities, at fair value	51,219	372,019	—	423,238

Equity securities, at fair value	15,434	—	—	15,434

Total investments, at fair value	$66,653	$372,019	$—	$438,672

The Company’s held-to-maturity debt securities are reported on the consolidated balance sheets at amortized cost and disclosed at fair value in Note 4 below. The fair values of these securities are classified within Level 1 and Level 2 of the fair value hierarchy and consist of United States government obligations and authorities, corporate securities and international securities. The fair value of the securities classified as Level 1 was $3.9 million and $4.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the securities classified as Level 2 was $1.2 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. The Company has engaged a nationally recognized third party pricing service to provide the fair values of securities in Level 2. The Company reviews the third party pricing methodologies on a quarterly basis and tests for significant differences between the market price used to value the securities and the recent sales activities.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

A summary of the significant valuation techniques and market inputs for each financial instrument carried at fair value includes the following:

•
United States Government Obligations and Authorities - In determining the fair value for United States government securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for United States government securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

•
Obligations of States and Political Subdivisions - In determining the fair value for state and municipal securities, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

•
Corporate and International Securities - In determining the fair value for corporate securities the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.

•	Equity Securities: In determining the fair value for equity securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2018 and 2017.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$109,020	$135	$1,928	$107,227
Obligations of states and political subdivisions	24,274	45	278	24,041
Corporate	279,836	287	5,242	274,881
International	19,525	9	194	19,340
	432,655	476	7,642	425,489

Debt securities - held-to-maturity:
United States government obligations and authorities	4,172	2	154	4,020
Corporate	1,051	3	7	1,047
International	65	—	—	65
	5,288	5	161	5,132
Total investments (1)	$437,943	$481	$7,803	$430,621
໿

(1) As a result of the adoption of ASU 2016-01 on January 1, 2018 (see additional details in Note 2 above) our equity securities no longer have unrealized gains or losses, therefore they are not included as of June 30, 2018.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses), by major investment category, consisted of the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$41	$304	$264	$873
Equity securities	1,088	2,735	2,241	3,290
Total gross realized and unrealized gains	1,129	3,039	2,505	4,163

Gross realized and unrealized losses:
Debt securities	(877)	(118)	(2,318)	(1,209)
Equity securities	(44)	(273)	(1,031)	(411)
Total gross realized and unrealized losses	(921)	(391)	(3,349)	(1,620)
Net realized and unrealized gains (losses) on investments	$208	$2,648	$(844)	$2,543

Proceeds from sale of investment securities were $134.8 million and $142.0 million for the six months ended June 30, 2018 and 2017, respectively.

The above line item, net realized and unrealized gains (losses) on investments, includes $1.0 million of recognized net unrealized gains on equity securities for the three and six months ended June 30, 2018.

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

	June 30, 2018
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$44,627	$44,515
Over one through five years	210,431	207,761
Over five through ten years	176,276	171,943
Over ten years	1,321	1,270
	432,655	425,489
Debt securities, held-to-maturity:
One year or less	785	786
Over one through five years	4,000	3,854
Over five through ten years	503	492
	5,288	5,132
Total	$437,943	$430,621

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$2,927	$2,411	$5,815	$4,581
Dividends income	51	149	106	297
Net investment income	$2,978	$2,560	$5,921	$4,878

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities (and equity securities as of December 31, 2017), grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$61,943	$1,300	$20,748	$628	$82,691	$1,928
Obligations of states and political subdivisions	14,750	190	1,809	88	16,559	278
Corporate	229,770	4,955	5,993	287	235,763	5,242
International	15,810	194	—	—	15,810	194
	$322,273	$6,639	$28,550	$1,003	$350,823	$7,642

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$52,368	$517	$19,287	$329	$71,655	$846
Obligations of states and political subdivisions	32,030	221	5,676	157	37,706	378
Corporate	109,780	625	6,452	124	116,232	749
International	8,935	27	25	—	8,960	27
	203,113	1,390	31,440	610	234,553	2,000

Equity securities	4,312	279	—	—	4,312	279

Total investments	$207,425	$1,669	$31,440	$610	$238,865	$2,279

As of June 30, 2018, the Company held a total of 1,340 debt securities that were in an unrealized loss position, of which 55 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2017, the Company held a total of 866 debt and equity securities that were in an unrealized loss position, of which 73 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.
The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The company did not have any OTTI losses on its available-for-sale debt securities for the first six months of 2018 and 2017.

As discussed in Note 2 above, beginning January 1, 2018, the Company’s equity investments are measured at fair value through net income. See Note 4 of our 2017 Form 10-K for information on how the Company assessed and determined whether unrealized losses on our equity securities were other-than-temporary, which was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date. The company did not have any OTTI losses on its equity securities for the first six months of 2017.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $10.2 million and $12.9 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of June 30, 2018 and December 31, 2017, respectively.

5. REINSURANCE

Overview

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota-share basis in order to limit the Company’s loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, the Company remains primarily liable to its policyholders.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

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

Significant Reinsurance Contracts

2017-2018 Excess of Loss Reinsurance Programs
FNIC’s 2017-2018 reinsurance programs, which costs $174.4 million, including $124.0 million for the private reinsurance for FNIC’s Florida exposure, with prepaid automatic premium reinstatement protection on all layers, along with approximately $50.4 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties will afford FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.5 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2017 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.0 million.

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

FNIC’s non-Florida excess of loss reinsurance treaties afford us up to an additional $21.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage up to $16.0 million. The Non-Florida retention is lowered to $13.0 million for the first event and $2.0 million for the second event (for hurricane losses only) on a gross basis though it is reduced to $6.5 million and $1.0 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our Non-Florida property business. FNIC’s Non-Florida reinsurance program cost includes $1.7 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

MNIC’s 2017-2018 reinsurance program, which costs $5.0 million, including $3.2 million for the private reinsurance for MNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $1.8 million payable to FHCF. The combination of private and FHCF reinsurance treaties affords MNIC with $109.0 million of aggregate coverage with a maximum single event coverage totaling approximately $68.1 million, exclusive of retentions. MNIC maintained its FHCF participation at 75% for the 2017 hurricane season.

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

2018-2019 Excess of Loss Reinsurance Programs
With the February 21, 2018 acquisition of the minority interests of MNIC, the Company has combined both FNIC and MNIC under a single program allowing the Company to capitalize on efficiencies and scale. FNIC and MNIC’s combined 2018-2019 reinsurance programs is estimated to cost $149.9 million. This amount includes approximately $104.7 million for the private reinsurance for the Company’s exposure, including prepaid automatic premium reinstatement protection, along with approximately $45.2 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC and MNIC approximately $1.8 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2018 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $20.0 million, up slightly from the 2017-2018 reinsurance program and MNIC’s single event pre-tax retention for a catastrophic event is $3.0 million, down slightly from the 2017-2018 reinsurance program.

The combined FNIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2018 and all private layers have prepaid automatic reinstatement protection, which affords the Company additional coverage for subsequent events. These private market excess of loss treaties structure coverage into layers, with a cascading feature

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

such that substantially all layers attach after $20.0 million in losses for FNIC and after $3.0 million in losses for MNIC. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. Given current market conditions, FNIC has elected not to purchase any multiple year protection and terminated the second year of the $89.0 million of multiple year protection that FNIC purchased last year on a two-year basis. FNIC also had 156.0 million of multiple year protection that expired on June 30, 2018. The overall reinsurance programs are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s non-Florida excess of loss reinsurance treaties afford us an additional $23.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage totaling $18.0 million, with the incremental $13.0 million of second event coverage applying to hurricane losses only. The end result is a non-Florida retention of $15.0 million for the first event and $2.0 million for the second event though these retentions are reduced to $7.5 million and $1.0 million after taking into account the profit sharing agreement that FNIC has with the nonaffiliated managing general underwriter that writes our non-Florida property business. FNIC’s non-Florida reinsurance program cost will approximate $2.0 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

The Company’s cost and amounts of reinsurance are based on management’s current analysis of exposure to catastrophic risk. The data will be subjected to exposure level analysis at various dates during the period ending December 31, 2018. This analysis of the Company’s exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums as a result of increases or decreases in the Company’s exposure level.

Quota-Share Reinsurance Programs
Our reinsurance program also includes quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective on July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on covered losses for the homeowners’ property and liability insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

On July 1, 2016, the 30% quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 30% of its unearned premiums and losses. On July 1, 2017, the 10% quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 10% of the underlying unearned premiums and losses. The reinsurers remain liable for 30% and 10% of the paid losses occurring during the terms of the treaties, until each treaty is commuted.

On July 1, 2017, FNIC bound a 10% quota-share on its Florida homeowners book of business, which excluded named storms. This treaty is not subject to accounting as a retrospectively rated contract.

The existing 10% quota-share expired on July 1, 2018 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded will be returned to FNIC.

FNIC’s quota-share reinsurance program for 2018-2019, is a new 2% quota-share on FNIC’s Florida homeowners book of business, will became effective on July 1, 2018 on an in-force, new and renewal basis, excluding named storms. In addition, this quota-share allows FNIC the flexibility to increase or decrease the cession percentage up to three times during the term of the agreement.

The Company’s private passenger automobile quota-share treaties are typically one programs which become effective at different points in the year and cover auto policies across several states. The automobile quota-share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including, but not limited to premium and other caps.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled less than $0.1 million and $2.6 million as of June 30, 2018 and December 31, 2017, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

Reinsurance Recoverable

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	June 30,	December 31,
	2018	2017
	(In thousands)
Reinsurance recoverable on paid losses	$42,594	$26,256
Reinsurance recoverable on unpaid losses	165,693	98,345
Reinsurance recoverable, net	$208,287	$124,601

As of June 30, 2018, the Company had reinsurance recoverable of $170.7 million, as a result of Hurricane Irma. Hurricane Irma made landfall in the United States as a Category 4 hurricane on September 10, 2017. Additionally, all reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net Premiums Written
Direct	$166,734	$168,692	$301,129	$314,743
Ceded	(78,804)	(78,588)	(96,581)	(102,725)
	$87,930	$90,104	$204,548	$212,018
Net Premiums Earned
Direct	$146,890	$150,563	$293,332	$298,541
Ceded	(63,333)	(67,009)	(127,666)	(133,327)
	$83,557	$83,554	$165,666	$165,214

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Gross reserves, beginning-of-period	$230,515	$158,110
Less: reinsurance recoverable (1)	(98,345)	(40,412)
Net reserves, beginning-of-period	132,170	117,698

Incurred loss, net of reinsurance, related to:
Current year	98,132	114,779
Prior year loss development (2)	(1,192)	7,420
Ceded losses subject to offsetting experience account adjustments (3)	(3,299)	(8,883)
Prior years	(4,491)	(1,463)
Total incurred loss and LAE, net of reinsurance	93,641	113,316

Paid loss, net of reinsurance, related to:
Current year	42,260	48,747
Prior years	57,569	55,719
Total paid loss and LAE, net of reinsurance	99,829	104,466

Net reserves, end-of-period	125,982	126,548
Plus: reinsurance recoverable (1)	165,693	29,625
Gross reserves, end-of-period	$291,675	$156,173

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the six months ended June 30, 2018, the Company experienced $1.2 million of favorable loss and LAE reserve redundancy primarily in accident year 2017. The redundancy was primarily the result of lower LAE expenses associated with Hurricane Irma.

During the six months ended June 30, 2017, the Company experienced $7.4 million of unfavorable loss and LAE reserve development on prior accident years primarily in our personal automobile and homeowners line of business. The automobile’s unfavorable development primarily related to the 2016 accident year from our auto program in the state of Georgia. The homeowners unfavorable development primarily related to the continued impact from assignment of benefits and related ligation costs in the state of Florida.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively.  These agreements included a profit share (experience account) provision, under which the Company will receive ceded premium adjustments at the end of the treaty to the extent there is a positive balance in the experience account.  This experience account is based on paid losses rather than incurred losses.  Due to the retrospectively-rated nature of this treaty, when the experience account is positive we cede losses under these treaties as the claims are paid with an equal and offsetting adjustment to ceded premiums (in recognition of the related change to the experience account receivable), with no impact on net income.  Conversely, when the experience account is negative, the Company cedes losses on an incurred basis with no offsetting adjustment to ceded premiums, which impacts net income. Loss development can be either favorable or unfavorable regardless of whether the experience account is in a positive or negative position.

7. LONG-TERM DEBT

See Note 7 of our 2017 Form 10-K for information regarding our long-term debt.

As discussed in Note 1 above, the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe was paid in full in February 2018. The associated deferred financing costs for this debt of less than $0.1 million were recognized as interest expense in our consolidated statements of operations for the three months ended June 30, 2018.

8. INCOME TAXES

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. The Securities and Exchange Commission and FASB previously issued guidance that allow a one-year measurement period after the enactment of the Tax Act to finalize calculations and record the related income tax effects. Subsequent to the Tax Act, we have continued to review and analyze the actual and potential impact. While we do not anticipate any significant changes to amounts currently recorded, any additional adjustments as a result of the Tax Act will be made during 2018.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 26.6% and 35.2% for the three months ended June 30, 2018 and 2017, respectively. The effective income tax rate was 25.7% and 35.9% for the six months ended June 30, 2018 and 2017, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% and 35% in 2018 and 2017, is driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Company had an uncertain tax position of $0.6 million as of June 30, 2018 and December 31, 2017. The Company does not have a valuation allowance as of June 30, 2018 and December 31, 2017.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the six months ended June 30, 2018 and 2017, the Company did not recognize any expenses related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

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

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and FedNat Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputed, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company sought a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual made a demand for arbitration in July 2016, and the district court referred the dispute to arbitration under the terms of the Co-Existence Agreement. On February 16, 2018, the arbitrator determined that the Company’s “FEDNAT” trademark does not infringe on Mutual’s trademarks and does not violate the Co-Existence Agreement. As a result, the Company has continued the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required the Company to cease using the Federated National name within 90 days. FNHC has asserted that the artibtrator exceeded his authority by ordering a name change within 90 days. FNHC attempted, but was unable, to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator. Therefore, two proceedings have been filed as a result. Mutual filed a petition to confirm the award in federal court in the District of Minnesota. The Company moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. The Company also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. The District Court in Minnesota affirmed the arbitration award, including the requirement for the name change in 90 days. FNHC has filed an appeal of the order to the U.S. Court of Appeals for the Eighth Circuit. The District Court in the Northern District of Illinois has been asked to stay its proceedings pending the outcome of the Company’s appeal to the Eighth Circuit. There can be no assurances as to the ultimate outcome of this matter.

On May 8, 2018, the Company settled the matter filed in March 2017 to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company. The litigation has been dismissed and the related arbitration proceedings have been terminated.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

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

Leases

The Company is committed under various operating lease agreements for office space. FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Additional information about leases can be found in Note 9 of our 2017 Form 10-K.

10. SHAREHOLDERS' EQUITY

Common Stock Repurchases

The Company may repurchase shares in open market transactions in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act from time to time in its discretion, based on ongoing assessments of the Company’s capital needs, the market price of its common stock and general market conditions. The amount and timing of all repurchase transactions are contingent upon market conditions, applicable legal requirements and other factors.

In March 2017, the Company’s Board of Directors authorized a program to repurchase shares of common stock of FNHC, at such times and at prices as management determined advisable, up to an aggregate of $10.0 million of common stock through March 31, 2018. This authorization was fully expended as of March 31, 2018.

In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization) of its outstanding shares of common stock through December 31, 2018. During the six months ended June 30, 2018, the Company repurchased 326,708 shares of its common stock at a total cost of $5.1 million, which is an average price per share of $15.49.  As of June 30, 2018, the remaining availability for future repurchases of our common stock under this program was $5.7 million.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities.

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

In June 2018, the Company filed with the SEC on Form S-8, a registration statement registering 800,000 shares of common stock reserved for issuance under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”).  The 2018 Plan, which was approved by the Company’s shareholders at the 2018 annual meeting, is an equity compensation plan that may be used for our employees, non-employee directors, consultants and advisors.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Restricted stock	$698	$745	$1,363	$1,412
Stock options	—	—	—	—
Total share-based compensation expense	$698	$745	$1,363	$1,412

Intrinsic value of options exercised	$78	$7	$78	$7
Fair value of restricted stock vested	$289	$155	$1,476	$1,505

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2018	50,351	$3.72
Granted	—	—
Exercised	(4,667)	3.39
Cancelled	—	—
Outstanding at June 30, 2018	45,684	$3.75

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
Our expense for our performance awards depends on achievement of specified results; therefore the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight‑line recognition method.

During the six months ended June 30, 2018 and 2017, the Board of Directors granted 133,208 and 106,454 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

RSA activity includes the following:

	Number of Shares	Weighted Average
Outstanding at January 1, 2018	297,543	$20.57
Granted	133,208	16.30
Vested	(65,571)	22.51
Cancelled	(20,559)	18.60
Outstanding at June 30, 2018	344,621	$18.67

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:
໿

	Three Months Ended June 30,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(5,210)	$1,349	$(3,861)	$7,034	$(2,646)	$4,388

Other comprehensive income (loss) before reclassification	(1,748)	443	(1,305)	3,862	(1,543)	2,319
Reclassification adjustment for realized and unrealized losses (gains) included in net income	(208)	24	(184)	(2,648)	1,023	(1,625)
	(1,956)	467	(1,489)	1,214	(520)	694
Accumulated other comprehensive income (loss), end-of-period	$(7,166)	$1,816	$(5,350)	$8,248	$(3,166)	$5,082

	Six Months Ended June 30,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$2,287	$(593)	$1,694	$3,324	$(1,201)	$2,123
Cumulative effect of new accounting standards	(1,349)	355	(994)	—	—	—

Other comprehensive income (loss) before reclassification	(8,948)	2,268	(6,680)	7,467	(2,947)	4,520
Reclassification adjustment for realized and unrealized (gains) losses included in net income	844	(214)	630	(2,543)	982	(1,561)
	(8,104)	2,054	(6,050)	4,924	(1,965)	2,959
Accumulated other comprehensive income (loss), end-of-period	$(7,166)	$1,816	$(5,350)	$8,248	$(3,166)	$5,082

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$8,820	$3,995	$16,283	$6,417

Weighted average number of common shares outstanding - basic	12,726	13,171	12,788	13,305

Net income (loss) per common share - basic	$0.69	$0.30	$1.27	$0.48

Weighted average number of common shares outstanding - basic	12,726	13,171	12,788	13,305
Dilutive effect of stock compensation plans	120	85	101	100
Weighted average number of common shares outstanding - diluted	12,846	13,256	12,889	13,405

Net income (loss) per common share - diluted	$0.69	$0.30	$1.26	$0.48

Dividends per share	$0.08	$0.08	$0.16	$0.16

Dividends Declared

In February 2018, our Board of Directors declared a $0.08 per common share dividend, paid in June 2018, to shareholders of record on May 1, 2018, amounting to $1.0 million.

In June 2018, our Board of Directors declared a $0.08 per common share dividend, payable in September 2018, to shareholders of record on August 1, 2018, amounting to $1.0 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

12. VARIABLE INTEREST ENTITY

Refer to Monarch National Insurance Company in Note 1 above, for information about how we acquired 100% of Monarch Delaware; therefore, as of February 21, 2018, Monarch Delaware became a wholly-owned subsidiary instead of a VIE. Prior to February 21, 2018, FedNat Underwriters, Inc. (“FNU”) through the Managing General Agency and Claims Administration Agreement (the “Monarch MGA Agreement”) directed the activities which most significantly impact the Monarch Entities’ insurance operating company, MNIC. MNIC’s activities directed by FNU through the Monarch MGA Agreement included underwriting and claims. As a result, MNIC was a VIE prior to February 21, 2018, because the equity holders (i.e., FNHC, Crosswinds Investor and TransRe owned 42.4%, 42.4%, and 15.2%, respectively, of Monarch Delaware), as a group, lacked the characteristics of a controlling financial interest.

In addition to having power to direct the activities which most significantly impacted MNIC, FNHC had the obligation to absorb the losses and/or the right to receive benefits that potentially could be significant through its 42.4% indirect equity interests in MNIC through Monarch Delaware and Monarch National Holding Company (“Monarch Holding”).

As a result, FNHC was the primary beneficiary of MNIC, resulting in Monarch Delaware, MNIC’s indirect parent company, consolidating into our financial statements.

The carrying amounts of Monarch Delaware, which could only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors did not have recourse included the following:
໿

December 31,
2017
(In thousands)
Assets
Investments:
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

Earned premiums and loss and LAE, attributable to Monarch Delaware, from January 1, 2018 to February 21, 2018, were $2.3 million and $2.3 million, respectively. Earned premiums and loss and LAE, attributable to Monarch Delaware for the three months ended June 30, 2017 were $2.7 million and $2.9 million, respectively. Earned premiums and loss and LAE, attributable to Monarch Delaware for the six months ended June 30, 2017 were $5.4 million and $4.7 million, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

13. SUBSEQUENT EVENTS

Refer to Note 5 above for information on the new 2018-2019 catastrophic and quota-share reinsurance agreements that were entered into by the Company, which became effective on July 1, 2018.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2018

General information about FedNat Holding Company can be found at www.FedNat.com; however, the information that can be accessed through our website is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to the Securities and Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, please refer to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Unless the context requires otherwise, as used in this Form 10-Q, the terms “FNHC,” “Company,” “we,” “us” and “our” refer to FedNat Holding Company and its consolidated subsidiaries.

Forward-Looking Statements

This Form 10-Q or the documents that are incorporated by reference into this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or that the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in our 2017 Form 10-K, and discussed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this Form 10-Q are made only as of the date hereof. We do not undertake and specifically disclaim any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

GENERAL

The Company is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents. The Company, through its wholly owned subsidiaries, is authorized to underwrite and/or place homeowners multi-peril ("homeowners"), federal flood and other lines of insurance in Florida and other states. The Company markets, distributes and services its own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama. Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. MNIC was founded in 2015 through a joint venture. On February 21, 2018, FNIC acquired the interests in MNIC’s indirect parent company, Monarch Delaware Holdings LLC (“Monarch Delaware”), from our joint venture partners (see “Joint Ventures,” below, for more information).

Joint Ventures

Monarch National Insurance Company

We completed our acquisition of MNIC in February 2018 by acquiring the membership interests in MNIC’s indirect parent, Monarch Delaware Holdings LLC (“Monarch Delaware”), held by our joint venture partners.  Our joint venture partners were Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, and Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company. We purchased the 42.4% Class A membership interest in Monarch Delaware held by Crosswinds Investor for $12.3 million and the 15.2% non-voting membership interest in Monarch Delaware held by TransRe for $4.4 million. We also repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. MNIC was organized in March 2015 and writes homeowners property and casualty insurance in Florida.

Crosswinds AUM LLC, a subsidiary of Crosswinds Holdings, serves as an investment consultant to FNHC through December 31, 2018 for a quarterly fee of $75,000.  In addition, subsidiaries of Crosswinds Holdings and TransRe each have a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and up to a placement of $10.0 million in reinsurance limit in excess of its placement on our current catastrophe excess of loss reinsurance program from TransRe. TransRe does currently participate in the reinsurance program.

Please refer to Notes 1 and 12 to the notes to the Consolidated Financial Statements included herein and to our 2017 Form 10-K for additional information regarding the accounting and consolidation of this joint venture.

Southeast Catastrophe Consulting Company, LLC

The Company owns 33% of Southeast Catastrophe Consulting Company, LLC (“SECCC”), based in Mobile, Alabama. The Company has an agreement with SECCC in which it provides claims adjusting services for FNIC and MNIC, primarily in the event of catastrophes such as Hurricanes Irma and Matthew.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance
FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 256,506 and 272,346 as of June 30, 2018 and December 31, 2017, respectively.

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

In 2017, FNIC applied for a statewide average rate increase of 6.5% for Florida homeowners multiple-peril insurance policies only, which was subsequently increased and approved by the Florida OIR to a statewide average rate increase of 10.0% and became effective for new and renewal policies on August 1, 2017.

Also, in 2017, MNIC applied for a statewide average rate increase of 2.0% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on October 1, 2017.

Non-Florida
Our non-Florida homeowners insurance products provide maximum dwelling coverage of approximately $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million. We currently offer dwelling coverage “A” up to $2.0 million with an aggregate total insured value of $3.5 million. The approximate average premium on the policies currently in-force is $1,803. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims. SageSure Insurance Managers, LLC ("SageSure") receives a 50% profit share on our non-Florida homeowners insurance products. See Note 1 of the notes to our Consolidated Financial Statements for information about our general underwriting agreement with SageSure.

Other Insurance Lines of Business
Personal Automobile - On December 19, 2017, we announced our decision to undergo an orderly withdrawal from this line of business and began the appropriate steps. As of July 31, 2018, withdrawal plans in all applicable states have received regulatory approval. Subject to such approvals, we expect our personal automobile line of business to materially cease by the fourth quarter of 2018. We provided nonstandard personal automobile insurance principally to insureds that were unable to obtain standard insurance coverage due to such factors such as driving record, age, vehicle type or other, including market conditions. FNIC offered this line of business as an admitted carrier in Florida, Texas, Georgia and Alabama, and marketed the insurance through licensed general agents in their respective territories.

Commercial General Liability - On March 13, 2018, we announced our decision to undergo an orderly withdrawal from this line of business and began the appropriate steps. Withdrawal plans in all applicable states have received regulatory approval. We underwrote for approximately 380 classes of skilled craft workers (excluding home-builders and developers) and mercantile trades (such as owners, landlords and tenants). The limits of liability ranged from $100,000 per occurrence with a $200,000 policy aggregate to $1.0 million per occurrence with a $2.0 million policy aggregate. We marketed the commercial general liability insurance products through independent agents and a limited number of unaffiliated general agencies.

Flood - FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policies for the NFIP, which assumes 100% of the flood risk while we retain a commission for our services. FNIC offers this line of business in Florida, Louisiana, Texas, South Carolina and Alabama.

See the discussion in Item 1: “Business” in our 2017 Form 10-K for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR has completed its regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015, and of MNIC for the year ended December 31, 2016. There were no material findings by the Florida OIR in connection with these examinations.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2017 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$166,734	(1.2)%	$168,692
Gross premiums earned	146,890	(2.4)%	150,563
Ceded premiums	(63,333)	(5.5)%	(67,009)
Net premiums earned	83,557	—%	83,554
Net investment income	2,978	16.3%	2,560
Net realized and unrealized investment gains (losses)	208	(92.1)%	2,648
Direct written policy fees	3,313	(31.1)%	4,807
Other income	5,686	23.9%	4,590
Total revenues	95,742	(2.5)%	98,159

Costs and expenses:
Losses and loss adjustment expenses	47,570	(15.7)%	56,417
Commissions and other underwriting expenses	29,873	(3.4)%	30,929
General and administrative expenses	5,260	3.6%	5,076
Interest expense	1,023	1,147.6%	82
Total costs and expenses	83,726	(9.5)%	92,504

Income (loss) before income taxes	12,016	112.5%	5,655
Income tax expense (benefit)	3,196	60.8%	1,988
Net income (loss)	8,820	140.5%	3,667
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(328)
Net income (loss) attributable to FNHC shareholders	$8,820	120.8%	$3,995

Ratios to net premiums earned:
Net loss ratio	56.9%		67.5%
Net expense ratio	42.1%		43.1%
Combined ratio	99.0%		110.6%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The table below summarizes our unaudited results of operations by line of business for the periods presented. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. “Automobile” line of business consists of our nonstandard personal automobile insurance business. “Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations.

	Three Months Ended June 30,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$155,596	$5,322	$5,816	$166,734	$151,626	$10,622	$6,444	$168,692
Gross premiums earned	134,529	6,782	5,579	146,890	130,062	14,760	5,741	150,563
Ceded premiums	(54,882)	(5,142)	(3,309)	(63,333)	(55,104)	(9,141)	(2,764)	(67,009)
Net premiums earned	79,647	1,640	2,270	83,557	74,958	5,619	2,977	83,554
Net investment income	—	—	2,978	2,978	—	—	2,560	2,560
Net realized and unrealized investment gains (losses)	—	—	208	208	—	—	2,648	2,648
Direct written policy fees	1,857	1,296	160	3,313	2,173	2,480	154	4,807
Other income	3,970	405	1,311	5,686	2,731	850	1,009	4,590
Total revenues	85,474	3,341	6,927	95,742	79,862	8,949	9,348	98,159

Costs and expenses:
Losses and loss adjustment expenses	42,617	1,932	3,021	47,570	49,095	8,547	(1,225)	56,417
Commissions and other underwriting expenses	27,281	1,616	976	29,873	25,843	3,847	1,239	30,929
General and administrative expenses	4,285	75	900	5,260	3,883	175	1,018	5,076
Interest expense	—	—	1,023	1,023	82	—	—	82
Total costs and expenses	74,183	3,623	5,920	83,726	78,903	12,569	1,032	92,504

Income (loss) before income taxes	11,291	(282)	1,007	12,016	959	(3,620)	8,316	5,655
Income tax expense (benefit)	2,861	(71)	406	3,196	371	(1,396)	3,013	1,988
Net income (loss)	8,430	(211)	601	8,820	588	(2,224)	5,303	3,667
Net income (loss) attributable to non-controlling interest	—	—	—	—	(328)	—	—	(328)
Net income (loss) attributable to FNHC shareholders	$8,430	$(211)	$601	$8,820	$916	$(2,224)	$5,303	$3,995

Ratios to net premiums earned:
Net loss ratio	53.5%	117.8%	133.1%	56.9%	65.5%	152.1%	(41.1)%	67.5%
Net expense ratio	39.6%			42.1%	39.7%			43.1%
Combined ratio	93.1%			99.0%	105.2%			110.6%

Revenue

Total revenue decreased $2.5 million or 2.5%, to $95.7 million for the three months ended June 30, 2018, compared with $98.2 million for the three months ended June 30, 2017. The decrease was primarily driven by lower net investment gains for the three months ended June 30, 2018, as described below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$133,006	$136,811
Homeowners non-Florida	22,590	14,815
Automobile	5,322	10,622
Commercial general liability	1,570	2,926
Federal flood	4,246	3,518
Total gross premiums written	$166,734	$168,692

Gross written premiums decreased $2.0 million, or 1.2%, to $166.7 million in the quarter, compared with $168.7 million for the same three-month period last year. Gross premiums written decreased due to the decline in Automobile and homeowners Florida offset by the growth in homeowners non-Florida.

The lower premiums in Automobile were due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage our infrastructure and diversify insurance risk.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$119,080	$119,832
Homeowners non-Florida	15,449	10,230
Automobile	6,782	14,760
Commercial general liability	2,393	3,140
Federal flood	3,186	2,601
Total gross premiums earned	$146,890	$150,563

Gross premiums earned decreased $3.7 million, or 2.4%, to $146.9 million for the three months ended June 30, 2018, as compared to $150.6 million for the three months ended June 30, 2017. The results are a reflection of our decision to exit the Automobile and commercial general liability lines and were partially offset by a 3.4% increase in earned premiums in Homeowners. Additionally, in homeowners Florida, our 10.0% rate increase, effective August 1, 2017, continues to earn out and our homeowners non-Florida continues to grow on an earned basis.

Ceded Premiums Earned

Ceded premiums decreased $3.7 million, or 5.5%, to $63.3 million in the quarter, compared to $67.0 million the same three-month period last year. The decrease is primarily made up of lower ceded premiums in Automobile due to lower gross premiums earned during the periods.

Net Investment Income

Net investment income increased $0.4 million, or 16.3%, to $3.0 million during the three months ended June 30, 2018, as compared to $2.6 million during the three months ended June 30, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities during the third quarter of 2017. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $0.2 million for the three months ended June 30, 2018, compared to $2.6 million in the prior year period. During the second quarter of 2018, we recognized $1.0 million in unrealized investment gains for equity securities.  These unrealized gains were partially offset by $0.8 million in net realized losses associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter.

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This new accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

Direct Written Policy Fees

Direct written policy fees decreased by $1.5 million, or 31.1%, to $3.3 million for the three months ended June 30, 2018, compared with $4.8 million in the same period in 2017. The decrease in direct written policy fees is correlated to the lower number of policies issued in Automobile offset by an increase in policies issued in Homeowners.  Additionally, further impacting the variance is the fact that Automobile policies have a higher policy fee amount per premium dollar and generate policy fees twice per year (with six month policies) as compared with Homeowners policies.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	June 30,
	2018	% Change	2017
	(In thousands)
Other income:
Commission income	$1,562	(9.7)%	$1,729
Brokerage	3,542	55.8%	2,273
Partnership income (loss)	88	300.0%	22
Financing revenue	494	(12.7)%	566
Total other income	$5,686	23.9%	$4,590

The increase in other income was due to higher brokerage revenue, which is the result of an increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in place during the three months ended June 30, 2018 as compared to during the three months ended June 30, 2017. Additionally, we recorded in the second quarter of 2018 $0.8 million of additional brokerage income from reinstating layer 1 and 2 in our excess-of-loss reinsurance tower as a result of Hurricane Irma losses.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) decreased $8.8 million, or 15.7%, to $47.6 million for the three months ended June 30, 2018, compared with $56.4 million for the same three-month period last year. The net loss ratio decreased 10.6 percentage points, to 56.9% in the current quarter, as compared to 67.5% in the second quarter of 2017. The lower ratio was the result of the decrease in the size of Automobile ($6.6 million lower losses, including adverse development) driven by the closure of poor performing programs, and better loss experience in Homeowners and Automobile in 2018 due to our exposure management efforts, the continued earn-out of our homeowners Florida August 1, 2017 10% rate increase and lower net losses from severe weather ($1.6 million in the second quarter of 2018 as compared to $2.8 million in the prior year quarter). These decreases were partially offset by $1.4 million of lower ceded losses related to Homeowners quota share treaties in the second quarter of 2018 as compared to the second quarter of 2017.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	June 30,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$14,175	$14,407
All others	4,987	5,787
Ceding commissions	(4,373)	(4,672)
Total commissions	14,789	15,522

Automobile	1,296	2,480
Homeowners non-Florida	432	327
Total fees	1,728	2,807

Salaries and wages	4,369	3,728
Other underwriting expenses	8,987	8,872
Total commissions and other underwriting expenses	$29,873	$30,929

Commissions and other underwriting expenses decreased $1.0 million, or 3.4%, to $29.9 million for the three months ended June 30, 2018, compared with $30.9 million for the three months ended June 30, 2017. The decrease is made up of lower acquisition related costs from Automobile driven by the lower gross premiums earned, partially offset by higher salaries and wages as a result of $0.5 million of severance related costs from our headcount reduction initiatives.

The net expense ratio decreased 1.0 percentage point to 42.1% in the second quarter of 2018, as compared to 43.1 in the second quarter of 2017. The decrease in the ratio is primarily related to the lower acquisition related costs from Automobile. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 3.6%, to $5.3 million for the three months ended June 30, 2018, compared with $5.1 million in the prior year period.

Interest Expense

Interest expense increased $0.9 million to $1.0 million for the three months ended June 30, 2018, compared with $0.1 million in the prior year period. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017. During the second quarter of 2017, the Company only had $5.0 million of debt on its balance sheet.

Income Taxes

Income taxes increased $1.2 million, to $3.2 million for the three months ended June 30, 2018, compared with a tax expense of $2.0 million for the three months ended June 30, 2017. The increase in income tax expense is the result of higher taxable income during the current quarter as compared to the second quarter of 2017, offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.
໿

Operating Results Overview - Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2017 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Six Months Ended
	June 30,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$301,129	(4.3)%	$314,743
Gross premiums earned	293,332	(1.7)%	298,541
Ceded premiums	(127,666)	(4.2)%	(133,327)
Net premiums earned	165,666	0.3%	165,214
Net investment income	5,921	21.4%	4,878
Net realized and unrealized investment gains (losses)	(844)	(133.2)%	2,543
Direct written policy fees	6,889	(27.6)%	9,519
Other income	11,187	23.5%	9,059
Total revenues	188,819	(1.3)%	191,213

Costs and expenses:
Losses and loss adjustment expenses	93,641	(17.4)%	113,316
Commissions and other underwriting expenses	60,094	2.7%	58,497
General and administrative expenses	11,345	17.0%	9,695
Interest expense	2,107	1,169.3%	166
Total costs and expenses	167,187	(8.0)%	181,674

Income (loss) before income taxes	21,632	126.8%	9,539
Income tax expense (benefit)	5,567	62.6%	3,423
Net income (loss)	16,065	162.7%	6,116
Net income (loss) attributable to non-controlling interest	(218)	(27.6)%	(301)
Net income (loss) attributable to FNHC shareholders	$16,283	153.7%	$6,417

Ratios to net premiums earned:
Net loss ratio	56.5%		68.6%
Net expense ratio	43.1%		41.3%
Combined ratio	99.6%		109.9%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The table below summarizes our unaudited results of operations by line of business for the periods presented.

	Six Months Ended June 30,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$278,411	$11,669	$11,049	$301,129	$272,847	$29,913	$11,983	$314,743
Gross premiums earned	266,992	15,110	11,230	293,332	256,706	30,407	11,428	298,541
Ceded premiums	(109,940)	(11,259)	(6,467)	(127,666)	(111,152)	(16,752)	(5,423)	(133,327)
Net premiums earned	157,052	3,851	4,763	165,666	145,554	13,655	6,005	165,214
Net investment income	—	—	5,921	5,921	—	—	4,878	4,878
Net realized and unrealized investment gains (losses)	—	—	(844)	(844)	—	—	2,543	2,543
Direct written policy fees	3,780	2,763	346	6,889	4,297	4,910	312	9,519
Other income	7,947	893	2,347	11,187	5,522	1,909	1,628	9,059
Total revenues	168,779	7,507	12,533	188,819	155,373	20,474	15,366	191,213

Costs and expenses:
Losses and loss adjustment expenses	84,572	4,168	4,901	93,641	93,897	18,106	1,313	113,316
Commissions and other underwriting expenses	54,637	3,476	1,981	60,094	47,889	8,113	2,495	58,497
General and administrative expenses	9,174	200	1,971	11,345	7,373	350	1,972	9,695
Interest expense	100	—	2,007	2,107	166	—	—	166
Total costs and expenses	148,483	7,844	10,860	167,187	149,325	26,569	5,780	181,674

Income (loss) before income taxes	20,296	(337)	1,673	21,632	6,048	(6,095)	9,586	9,539
Income tax expense (benefit)	5,143	(85)	509	5,567	2,335	(2,352)	3,440	3,423
Net income (loss)	15,153	(252)	1,164	16,065	3,713	(3,743)	6,146	6,116
Net income (loss) attributable to non-controlling interest	(218)	—	—	(218)	(301)	—	—	(301)
Net income (loss) attributable to FNHC shareholders	$15,371	$(252)	$1,164	$16,283	$4,014	$(3,743)	$6,146	$6,417

Ratios to net premiums earned:
Net loss ratio	53.8%	108.2%	102.9%	56.5%	64.5%	132.6%	21.9%	68.6%
Net expense ratio	40.7%			43.1%	38.0%			41.3%
Combined ratio	94.5%			99.6%	102.5%			109.9%

Revenue

Total revenue increased $2.4 million, or 1.3%, to $188.8 million for the six months ended June 30, 2018, compared with $191.2 million for the six months ended June 30, 2017. Higher other income and net premiums earned was largely offset by lower direct written policy fees, as described below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$241,377	$247,664
Homeowners non-Florida	37,034	25,183
Automobile	11,669	29,913
Commercial general liability	4,084	6,222
Federal flood	6,965	5,761
Total gross premiums written	$301,129	$314,743

Gross written premiums decreased $13.6 million, or 4.3%, to $301.1 million for the six months ended June 30, 2018, compared with $314.7 million for the six months ended June 30, 2017. Gross premiums written decreased due to the decline in Automobile and, to a lesser extent, homeowners Florida offset by the growth in homeowners non-Florida.

The lower premiums in Automobile were due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage our infrastructure and diversify insurance risk. Additionally, homeowners Florida written premiums in the first half of 2018 includes the effect of the rate increase of 10.0%, that became effective on August 1, 2017.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$237,904	$237,376
Homeowners non-Florida	29,088	19,330
Automobile	15,110	30,407
Commercial general liability	5,022	6,334
Federal flood	6,208	5,094
Total gross premiums earned	$293,332	$298,541

Gross premiums earned decreased $5.2 million, or 1.7%, to $293.3 million for the six months ended June 30, 2018, as compared to $298.5 million for the six months ended June 30, 2017. The results are a reflection of our decision to exit the Automobile and commercial general liability lines and were partially offset by a 4.0% increase in earned premiums in Homeowners. Additionally, in homeowners Florida, our 10.0% rate increase, effective August 1, 2017, continues to earn out and our homeowners non-Florida continues to grow on an earned basis.

Ceded Premiums Earned

Ceded premiums decreased $5.6 million, or 4.2%, to $127.7 million for the six months ended June 30, 2018, compared to $133.3 million for the six months ended June 30, 2017. The decrease is primarily made up of lower ceded premiums in Automobile due to lower gross premiums earned during the periods.

Net Investment Income

Net investment income increased $1.0 million, or 21.4%, to $5.9 million during the six months ended June 30, 2018, compared to $4.9 million during the six months ended June 30, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities in the third quarter of 2017. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates. A portion of the increase in net investment income will be offset by higher federal income taxes, given that a lower percentage of our investment income originates from tax-free securities.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $(0.8) million for the six months ended June 30, 2018, compared to $2.5 million in the prior year period.  During the first six months of 2018, we recognized $1.0 million in unrealized investment gains for equity securities.  These unrealized gains were more than offset by $1.8 million in net realized losses primarily due to the decision to liquidate and transfer certain bond positions, including positions related to tax-free municipal securities. This liquidation was done to reduce exposure in certain bond types as well as consolidate our investment strategy between MNIC's investment securities and the rest of the Company's investment securities, which resulted in us selling out of certain bond and equity positions. We also experienced losses associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter.

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This new accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

Direct Written Policy Fees

Direct written policy fees decreased by $2.6 million, or 27.6%, to $6.9 million for the six months ended June 30, 2018, compared with $9.5 million in the same period in 2017. The decrease in direct written policy fees is correlated to the lower number of policies issued in Automobile offset by an increase in policies issued in Homeowners.  Additionally, further impacting the variance is the fact that Automobile policies have a higher policy fee amount per premium dollar and generate policy fees twice per year (with six month policies) as compared with Homeowners policies.

Other Income

Other income included the following for the periods presented:

໿

	Six Months Ended
	June 30,
	2018	% Change	2017
	(In thousands)
Other income:
Commission income	$2,971	(12.2)%	$3,385
Brokerage	7,084	55.1%	4,568
Partnership income (loss)	131	(454.1)%	(37)
Financing revenue	1,001	(12.4)%	1,143
Total other income	$11,187	23.5%	$9,059

The increase in other income was due to higher brokerage revenue, which is the result of an increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in place during the six months ended June 30, 2018 as compared to during the same period in 2017. Additionally, we recorded in the first six months of 2018, $1.5 million of additional brokerage income from reinstating layer 1 and 2 in our excess-of-loss reinsurance tower as a result of Hurricane Irma losses.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) decreased $19.7 million, or 17.4%, to $93.6 million for the six months ended June 30, 2018, compared with $113.3 million for the same period last year. The net loss ratio decreased 12.1 percentage points, to 56.5% in the first half of 2018, as compared to 68.6% in the first half of 2017. The lower ratio was the result of the decrease in the size of Automobile ($13.9 million lower losses, including adverse development) driven by the closure of poor performing programs, and better loss experience in Homeowners and Automobile in 2018 due to our exposure management efforts, the continued earn-out of our homeowners Florida August 1, 2017 10% rate increase and lower net losses from severe weather ($1.6 million in the six months ended June 30, 2018 as compared to $7.6 million in the prior year period). These decreases were partially offset by $3.7 million of lower ceded losses related to Homeowners quota share treaties in the six months ended June 30, 2018 as compared to the same period in 2017.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$28,538	$28,464
All others	9,643	11,298
Ceding commissions	(8,088)	(9,054)
Total commissions and other fees	30,093	30,708

Automobile	2,763	4,910
Homeowners non-Florida	762	612
Total fees	3,525	5,522

Salaries and wages	8,135	7,403
Other underwriting expenses	18,341	14,864
Total commissions and other underwriting expenses	$60,094	$58,497

Commissions and other underwriting expenses increased $1.6 million, or 2.7%, to $60.1 million for the six months ended June 30, 2018, compared with $58.5 million for the six months ended June 30, 2017. The slight increase was due primarily to higher costs related to the homeowners non-Florida 50% profit share provision as a result of higher profitability in the first half of 2018 as compared to the first half of 2017. The higher profitability is the direct result of continued earned premium growth, together with good loss experience in these states. The additional costs were offset by lower acquisition related costs from Automobile driven by the lower gross premiums earned during the first half of 2018 as compared with the first half of 2017.

During the first six months of 2018, we also incurred $0.9 million of severance and other related costs associated with our decision to exit our Automobile and headcount reduction initiatives. Some of these costs are included in each of the expense lines, except interest expense.

The net expense ratio increased 1.8 percentage points to 43.1% in the first half of 2018, as compared to 41.3% in the first half of 2017. The increase in the ratio is related to higher homeowners non-Florida profit share costs, higher severance costs, higher professional fees offset by lower acquisition costs from Automobile. Refer to the discussions above for more information.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 17%, to $11.3 million for the six months ended June 30, 2018, compared with $9.7 million in the prior year period. The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees, as well as higher payroll costs as a result of severance related costs, as noted above.

Interest Expense

Interest expense increased $1.9 million to $2.1 million for the six months ended June 30, 2018, compared with $0.2 million in the prior year period. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017. During the first half of 2017, the Company only had $5.0 million of debt on its balance sheet.

Income Taxes

Income taxes increased $2.2 million, to $5.6 million for the six months ended June 30, 2018, compared with a tax expense of $3.4 million for the six months ended June 30, 2017. The increase in income tax expense is the result of higher taxable income during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

Consolidated Company Outlook - Changing Financial Trends

Beginning July 1, 2018, our results for the next four quarters will reflect a decreased catastrophe reinsurance spend currently estimated at approximately $30 million from the 2017-2018 excess of loss reinsurance program.  Net of a corresponding reduction on the related brokerage income, the new excess of loss reinsurance program will benefit quarterly earnings by approximately $6.0 million, pre-tax, as compared to the second quarter of 2018.

Please refer to Note 5 - 2018-2019 Excess of Loss Reinsurance Program to the notes to the Consolidated Financial Statements included herein for additional information regarding this reinsurance treaty that became effective July 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe reinsurance premiums and operating expenses. As of June 30, 2018, the Company held $448.2 million in investments. Cash and cash equivalents decreased $2.3 million, to $83.9 million as of June 30, 2018, compared with $86.2 million as of December 31, 2017. Contributing to this decrease was a $16.7 million payment related to FNIC's acquisition of the interest in MNIC's indirect parent company (see "General -- Joint Ventures," above for more information) and the $5 million payment in full of the promissory note to TransRe. Total shareholders’ equity decreased $12.5 million, to $215.0 million as of June 30, 2018, compared with $227.5 million as of December 31, 2017.  Contributing to this decrease was the $16.7 million non-controlling interest buyout transaction discussed above.

Historically, we have met our liquidity requirements primarily through cash generated from operations. In December 2017, we received proceeds of $25.0 million principal amount of Senior Unsecured Floating Rate Notes due 2027 (the “2027 Notes”), pursuant to an indenture dated as of December 28, 2017 (the “Indenture”), as supplemented by a supplemental indenture dated as of December 28, 2017. We also received in December 2017 proceeds of $20.0 million of Senior Unsecured Fixed Rate Notes due 2022 (the “2022 Notes”), pursuant to the Indenture, as supplemented by a supplemental indenture dated as of December 29, 2017. A portion of the proceeds from the 2027 Notes and 2022 Notes was used on February 28, 2018 to infuse capital into FNIC. Refer to Note 17 of the notes to our Consolidated Financial Statements in our 2017 Form 10-K for additional information regarding the capital infusion. The remaining proceeds are available to repurchase shares of our common stock, and for general corporate purposes, including managing the capital needs of our subsidiaries.

Among other things, the Indenture limits the Company's ability to incur additional debt without the approval of the existing noteholders. The supplemental indentures limit the Company's debt to equity ratio to 35%. The Company's actual debt to equity ratio at June 30, 2018 was approximately 21%.

Statutory Capital and Surplus of Our Insurance Subsidiaries

See “Item 1. Description of Business—Regulation,” of our 2017 Form 10-K, for discussion of the Company’s insurance operations and related laws and regulations of the states in which we operate.

Cash Flows Discussion

We believe that existing cash and investment balances, when combined with anticipated cash flows and the proceeds of our debt offering as described above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs, and satisfy the covenants in our senior notes. Future growth strategies may require additional external financing, and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations. We expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements.

Subject to our compliance with capital requirements as described above, we may consider various opportunities to deploy our capital, including repurchases of our common stock if such repurchases represent a more favorable use of available capital.

Operating Activities

Net cash provided by operating activities decreased to $41.0 million in the six months ended June 30, 2018 from $57.0 million in the same period in 2017. This decrease reflects higher interest and income tax payments as well as lower net premiums collected in the first half of 2018 as compared to the corresponding period in 2017.

Investing Activities

Net cash used in investing activities of $14.5 million in the six months ended June 30, 2018 reflected purchases of debt and equity investment securities of $219.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $205.3 million. Net cash used in investing activities of $21.9 million in the six months ended June 30, 2017 reflected purchases of debt and equity investment securities of $182.9 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $161.4 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 of $28.8 million primarily reflects the purchase of our non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.1 million. Net cash used in financing activities of $10.2 million for the six months ended June 30, 2017 primarily reflects repurchases of our common stock of $8.1 million and dividend payments of $2.1 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2018.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2017 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2018,  approximately 96% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and FedNat Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputed, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company sought a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual made a demand for arbitration in July 2016, and the district court referred the dispute to arbitration under the terms of the Co-Existence Agreement. On February 16, 2018, the arbitrator determined that the Company’s “FEDNAT” trademark does not infringe on Mutual’s trademarks and does not violate the Co-Existence Agreement. As a result, the Company has continued the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required the Company to cease using the Federated National name within 90 days. FNHC has asserted that the artibtrator exceeded his authority by ordering a name change within 90 days. FNHC attempted, but was unable, to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator. Therefore, two proceedings have been filed as a result. Mutual filed a petition to confirm the award in federal court in the District of Minnesota. The Company moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. The Company also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. The District Court in Minnesota affirmed the arbitration award, including the requirement for the name change in 90 days. FNHC has filed an appeal of the order to the U.S. Court of Appeals for the Eighth Circuit. The District Court in the Northern District of Illinois has been asked to stay its proceedings pending the outcome of the Company’s appeal to the Eighth Circuit. There can be no assurances as to the ultimate outcome of this matter.

On May 8, 2018, the Company settled the matter filed in March 2017 to enforce the terms of the restrictive covenants set forth in the Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated August 5, 2013, as amended, entered into between Peter J. Prygelski, III and the Company during Mr. Prygelski’s employment with the Company and set forth in the separation agreement he entered into in connection with his separation from the Company. The litigation has been dismissed and the related arbitration proceedings have been terminated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2018 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
April 2018	3,843	$15.87	3,843	$5,719,920
May 2018	—	—	—	5,719,920
June 2018	—	—	—	5,719,920

໿

(1)
In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization) of its outstanding shares of common stock through December 31, 2018. As of June 30, 2018, the remaining availability for future repurchases of our common stock was $5.7 million.

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

FEDNAT HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Jordan
Ronald Jordan, Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2018