Form 10-Q
period 2018-09-30
FedNat Holding Co
filed 2018-11-07
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
As of November 1, 2018, the registrant had 12,774,444 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	September 30,	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $432,051 and $422,300, respectively)	$424,148	$423,238
Debt securities, held-to-maturity, at amortized cost	5,255	5,349
Equity securities, at fair value	19,535	15,434
Total investments (including $0 and $26,284 related to the VIE, respectively)	448,938	444,021
Cash and cash equivalents (including $0 and $14,211 related to the VIE, respectively)	69,457	86,228
Prepaid reinsurance premiums	134,285	135,492
Premiums receivable, net of allowance of $81 and $70, respectively (including $0 and $1,184 related to the VIE, respectively)	34,286	46,393
Reinsurance recoverable, net	134,736	124,601
Deferred acquisition costs, net	47,395	40,893
Income taxes, net	3,006	9,817
Property and equipment, net	4,120	4,025
Other assets (including $0 and $2,322 related to the VIE, respectively)	14,388	13,403
Total assets	$890,611	$904,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$221,114	$230,515
Unearned premiums	296,329	294,423
Reinsurance payable	77,004	71,944
Long-term debt, net of deferred financing costs of $623 and $749, respectively	44,377	49,251
Deferred revenue	4,913	6,222
Other liabilities	23,938	25,059
Total liabilities	667,675	677,414

Commitments and contingencies (see Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,774,444 and 12,988,247 shares issued and outstanding, respectively	128	130
Additional paid-in capital	140,608	139,728
Accumulated other comprehensive income (loss)	(5,901)	1,770
Retained earnings	88,101	70,009
Total shareholders’ equity attributable to FedNat Holding Company shareholders	222,936	211,637
Non-controlling interest	—	15,822
Total shareholders’ equity	222,936	227,459
Total liabilities and shareholders' equity	$890,611	$904,873

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Net premiums earned	$98,493	$80,764	$264,159	$245,978
Net investment income	3,137	2,603	9,058	7,481
Net realized and unrealized investment gains (losses)	1,760	6,101	916	8,644
Direct written policy fees	3,796	4,098	10,685	13,617
Other income	3,646	5,131	14,833	14,190
Total revenues	110,832	98,697	299,651	289,910

Costs and expenses:
Losses and loss adjustment expenses	62,457	75,367	156,098	188,683
Commissions and other underwriting expenses	31,373	28,386	91,467	86,883
General and administrative expenses	5,000	5,042	16,345	14,737
Interest expense	1,032	81	3,139	247
Total costs and expenses	99,862	108,876	267,049	290,550

Income (loss) before income taxes	10,970	(10,179)	32,602	(640)
Income tax expense (benefit)	3,020	(3,781)	8,587	(358)
Net income (loss)	7,950	(6,398)	24,015	(282)
Net income (loss) attributable to non-controlling interest	—	(1,674)	(218)	(1,975)
Net income (loss) attributable to FedNat Holding Company shareholders	$7,950	$(4,724)	$24,233	$1,693

Net Income (Loss) Per Common Share
Basic	$0.62	$(0.36)	$1.90	$0.13
Diluted	$0.62	$(0.36)	$1.88	$0.13

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,749	13,135	12,775	13,211
Diluted	12,870	13,135	12,866	13,302

Dividends Declared Per Common Share	$—	$0.08	$0.16	$0.24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$7,950	$(6,398)	$24,015	$(282)

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(551)	(2,445)	(6,601)	514
Comprehensive income (loss)	7,399	(8,843)	17,414	232

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	(1,674)	(447)	(2,233)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$7,399	$(7,169)	$17,861	$2,465

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of June 30, 2018	$—	12,731,777	$127	$140,102	$(5,350)	$80,149	$215,028	$—	$215,028
Net income (loss)	—	—	—	—	—	7,950	7,950	—	7,950
Other comprehensive income (loss)	—	—	—	—	(551)	—	(551)	—	(551)
Dividends declared	—	—	—	—	—	2	2	—	2
Shares issued under share-based compensation plans	—	42,667	1	22	—	—	23	—	23
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	484	—	—	484	—	484
Balance as of September 30, 2018	$—	12,774,444	$128	$140,608	$(5,901)	$88,101	$222,936	$—	$222,936

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of June 30, 2017	$—	13,060,207	$130	$138,191	$5,157	$73,126	$216,604	$18,169	$234,773
Net income (loss)	—	—	—	—	—	(4,724)	(4,724)	(1,674)	(6,398)
Other comprehensive income (loss)	—	—	—	—	(2,444)	—	(2,444)	(1)	(2,445)
Dividends declared	—	—	—	—	—	(1,097)	(1,097)	—	(1,097)
Shares issued under share-based compensation plans	—	77,519	—	102	—	—	102	—	102
Repurchases of common stock	—	(84,445)	—	1	—	(1,317)	(1,316)	—	(1,316)
Share-based compensation	—	—	—	867	—	—	867	—	867
Balance as of September 30, 2017	$—	13,053,281	$130	$139,161	$2,713	$65,988	$207,992	$16,494	$224,486

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	24,233	24,233	(218)	24,015
Other comprehensive income (loss)	—	—	—	—	(6,372)	—	(6,372)	(229)	(6,601)
Dividends declared	—	—	—	—	—	(2,077)	(2,077)	—	(2,077)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	112,905	1	38	—	—	39	—	39
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	1,847	—	—	1,847	—	1,847
Balance as of September 30, 2018	$—	12,774,444	$128	$140,608	$(5,901)	$88,101	$222,936	$—	$222,936

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2017	$—	13,473,120	$134	$136,779	$1,941	$76,884	$215,738	$18,727	$234,465
Net income (loss)	—	—	—	—	—	1,693	1,693	(1,975)	(282)
Other comprehensive income (loss)	—	—	—	—	772	—	772	(258)	514
Dividends declared	—	—	—	—	—	(3,189)	(3,189)	—	(3,189)
Shares issued under share-based compensation plans	—	159,014	—	103	—	—	103	—	103
Repurchases of common stock	—	(578,853)	(4)	—	—	(9,400)	(9,404)	—	(9,404)
Share-based compensation	—	—	—	2,279	—	—	2,279	—	2,279
Balance as of September 30, 2017	$—	13,053,281	$130	$139,161	$2,713	$65,988	$207,992	$16,494	$224,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities:
Net income (loss)	$24,015	$(282)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(916)	(8,644)
Amortization of investment premium or discount, net	1,333	3,065
Depreciation and amortization	1,033	312
Share-based compensation	1,847	2,279
Tax impact related to share-based compensation	(32)	(150)
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	1,207	(33,025)
Premiums receivable, net	12,107	(291)
Reinsurance recoverable, net	(10,135)	(286,630)
Deferred acquisition costs	(6,502)	(2,363)
Income taxes, net	9,083	(5,110)
Deferred revenue	(1,309)	(73)
Loss and loss adjustment expense reserves	(9,401)	303,115
Unearned premiums	1,906	18,205
Reinsurance payable	5,060	47,325
Other	(1,038)	4,517
Net cash provided by (used in) operating activities	28,258	42,250
Cash flow from investing activities:
Proceeds from sales of equity securities	7,407	57,016
Proceeds from sales of debt securities	153,970	195,090
Purchases of equity securities	(8,377)	(34,339)
Purchases of debt securities	(254,110)	(268,999)
Maturities and redemptions of debt securities	86,935	28,718
Purchases of property and equipment	(1,002)	(304)
Net cash provided by (used in) investing activities	(15,177)	(22,818)
Cash flow from financing activities:
Payment of long-term debt	(5,000)	—
Purchase of non-controlling interest	(16,685)	—
Purchases of FedNat Holding Company common stock	(5,061)	(9,404)
Issuance of common stock for share-based awards	39	103
Dividends paid	(3,145)	(3,189)
Net cash provided by (used in) financing activities	(29,852)	(12,490)
Net increase (decrease) in cash and cash equivalents	(16,771)	6,942
Cash and cash equivalents at beginning-of-period	86,228	74,593
Cash and cash equivalents at end-of-period	$69,457	$81,535

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Nine Months Ended
	September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for income taxes	$(466)	$(414)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2018

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote,  24.5% and 24.6% were from Allstate’s network of Florida agents, for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, 23.9% and 24.0%, respectively, of the homeowners premiums we underwrote were from Allstate's network of Florida agents.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 16.2% and 10.7%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, 14.2% and 9.7%, respectively, of the Company's homeowners premiums were underwritten by SageSure.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  The consolidated financial statements include the accounts of FNHC and its wholly-owned subsidiaries and all entities in which the Company has a controlling financial interest and any variable interest entity (“VIE”) of which the Company is the primary beneficiary. The Company’s management believes the consolidated financial statements reflect all material adjustments, including normal recurring adjustments, necessary to fairly state the financial position, results of operations and cash flows of the Company for the periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revisions of Previously Issued Financial Statements

Revisions to the three and nine months ended September 30, 2017, were described in Note 1 and Note 16 to our Consolidated Financial Statements set forth in Part II, Item 8, "Financial Statements and Supplementary Data" included in our most recent Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2017 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the nine months ended September 30, 2018.

Accounting Estimates and Assumptions

The Company prepares the accompanying consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may materially differ from those estimates.

Similar to other property and casualty insurers, the Company’s liability for loss and loss adjustment expenses ("LAE") reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Most notably, the combined new guidance required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative adjustment, which increased retained earnings and decreased accumulated other comprehensive income by $1.0 million. This adjustment represented the level of net unrealized gains and losses associated with our equity investments with readily determinable market values as of January 1, 2018. The adoption also resulted in the recognition of $2.6 million in our consolidated statements of operations and statements of comprehensive income (loss), which represented the change in net unrealized gains and losses on our equity securities for the first nine months of 2018. This new guidance increases our earnings volatility compared to the prior accounting rules.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) to improve the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update provides guidance on specific cash flow classification issues including the following: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Previous GAAP did not include specific guidance on these eight cash flow classification issues. The Company adopted the guidance effective January 1, 2018, and the provisions of this update did not have an impact on our consolidated statements of cash flows or results of operations.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The guidance requires non-employee share-based payments awards to be measured consistently with the accounting for employee share-based payment awards, which is the grant date fair value of the equity security, with measurement at the grant date. Previously, non-employee share-based payment awards were measured at either the fair value of consideration received or the fair value of the equity, at the earlier of the date the non-employee committed to perform or the date of performance completion.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

The Company adopted the guidance effective June 30, 2018, and the provisions of this update did not have an impact on our consolidated financial position or results of operations.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides corrections and improvements and clarifies certain aspects of the guidance issued in ASU 2016-01. The Company adopted the guidance effective July 1, 2018, and the provisions of this update did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update will supersede the current lease guidance in Topic 840, Leases and lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The update is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. All of the Company’s leases are classified as operating leases under current lease accounting guidance.  The Company intends to elect the optional transition method and the package of practical expedient, which will allow us to recognize our leases as of January 1, 2019 through a cumulative-effect adjustment to retained earnings, with no adjustment to comparative prior periods presented.  We established a comprehensive approach to implement this standard, and have gathered and assessed the necessary data to determine the scope of impact and now completing our evaluation of processes to meet the accounting and disclosure requirements.  The Company expects to recognize a right-of-sue asset and lease liability on our consolidated balance sheets, however the amount will depend on our leases in existence on January 1, 2019.  However, we do not expect there to be a significant difference in our pattern of lease expense recognition on our consolidated statements of operations, under this ASU.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The update is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$59,689	$54,548	$—	$114,237
Obligations of states and political subdivisions	—	9,679	—	9,679
Corporate securities	—	283,213	—	283,213
International securities	—	17,019	—	17,019
Debt securities, at fair value	59,689	364,459	—	424,148

Equity securities, at fair value	19,535	—	—	19,535

Total investments, at fair value	$79,224	$364,459	$—	$443,683
໿

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$51,219	$46,918	$—	$98,137
Obligations of states and political subdivisions	—	66,266	—	66,266
Corporate securities	—	240,919	—	240,919
International securities	—	17,916	—	17,916
Debt securities, at fair value	51,219	372,019	—	423,238

Equity securities, at fair value	15,434	—	—	15,434

Total investments, at fair value	$66,653	$372,019	$—	$438,672

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 4) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018	$3,846	$1,232	$—	$5,078
December 31, 2017	3,936	1,338	—	5,274

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
September 30, 2018

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

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2018 and 2017.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$116,969	$20	$2,752	$114,237
Obligations of states and political subdivisions	9,891	9	221	9,679
Corporate	287,901	246	4,934	283,213
International	17,290	20	291	17,019
	432,051	295	8,198	424,148

Debt securities - held-to-maturity:
United States government obligations and authorities	4,140	1	174	3,967
Corporate	1,035	3	6	1,032
International	80	—	1	79
	5,255	4	181	5,078
Total investments (1)	$437,306	$299	$8,379	$429,226
໿

(1) As a result of the adoption of ASU 2016-01 on January 1, 2018 (see additional details in Note 2 above) for our equity securities we now recognize changes in unrealized gains or losses within our statements of operations; therefore they are not included as of September 30, 2018.

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
September 30, 2018

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses), by major investment category, consisted of the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$91	$618	$355	$1,471
Equity securities	1,922	6,527	4,163	9,776
Total gross realized and unrealized gains	2,013	7,145	4,518	11,247

Gross realized and unrealized losses:
Debt securities	(253)	(103)	(2,571)	(1,293)
Equity securities	—	(941)	(1,031)	(1,310)
Total gross realized and unrealized losses	(253)	(1,044)	(3,602)	(2,603)
Net realized and unrealized gains (losses) on investments	$1,760	$6,101	$916	$8,644

Proceeds from sale of investment securities were $161.4 million and $252.1 million for the nine months ended September 30, 2018 and 2017, respectively.

The above line item, net realized and unrealized gains (losses) on investments, includes $1.6 million and $2.6 million of recognized net unrealized gains on equity securities for the three and nine months ended September 30, 2018, respectively.

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

	September 30, 2018
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$36,645	$36,575
Over one through five years	212,426	209,585
Over five through ten years	181,102	176,126
Over ten years	1,878	1,862
	432,051	424,148
Debt securities, held-to-maturity:
One year or less	750	751
Over one through five years	4,033	3,869
Over five through ten years	472	458
	5,255	5,078
Total	$437,306	$429,226

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Interest income	$3,089	$2,492	$8,904	$7,073
Dividends income	48	111	154	408
Net investment income	$3,137	$2,603	$9,058	$7,481

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities (and equity securities as of December 31, 2017), grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$83,061	$1,450	$27,124	$1,302	$110,185	$2,752
Obligations of states and political subdivisions	5,879	94	3,265	127	9,144	221
Corporate	202,142	3,701	34,306	1,233	236,448	4,934
International	13,439	285	161	6	13,600	291
	$304,521	$5,530	$64,856	$2,668	$369,377	$8,198

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$52,368	$517	$19,287	$329	$71,655	$846
Obligations of states and political subdivisions	32,030	221	5,676	157	37,706	378
Corporate	109,780	625	6,452	124	116,232	749
International	8,935	27	25	—	8,960	27
	203,113	1,390	31,440	610	234,553	2,000

Equity securities	4,312	279	—	—	4,312	279

Total investments	$207,425	$1,669	$31,440	$610	$238,865	$2,279

As of September 30, 2018, the Company held a total of 1,364 debt securities that were in an unrealized loss position, of which 195 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2017, the Company held a total of 866 debt and equity securities that were in an unrealized loss position, of which 73 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The Company did not have any OTTI losses on its available-for-sale debt securities for the first nine months of 2018 and 2017.

As discussed in Note 2 above, beginning January 1, 2018, the Company’s equity investments are measured at fair value through net income. See Note 4 of our 2017 Form 10-K for information on how the Company assessed and determined whether unrealized losses on our equity securities were other-than-temporary, which was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date. The Company did not have any OTTI losses on its equity securities for the first nine months of 2017.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $10.2 million and $12.9 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of September 30, 2018 and December 31, 2017, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

The Company is selective in choosing reinsurers and considers numerous factors, the most important of which is the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation.  In an effort to minimize the Company’s exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and review the financial condition of the reinsurer at least annually with the assistance of the Company’s reinsurance broker.

Significant Reinsurance Contracts

2017-2018 Excess of Loss Reinsurance Programs
FNIC’s 2017-2018 reinsurance programs, which cost $174.4 million, including $124.0 million for the private reinsurance for FNIC’s Florida exposure, with prepaid automatic premium reinstatement protection on all layers, along with approximately $50.4 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties will afford FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.5 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2017 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $18.0 million.

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

MNIC’s 2017-2018 reinsurance program, which cost $5.0 million, including $3.2 million for the private reinsurance for MNIC’s Florida exposure including prepaid automatic premium reinstatement protection on all layers, along with $1.8 million payable to FHCF. The combination of private and FHCF reinsurance treaties affords MNIC with $109.0 million of aggregate coverage with a maximum single event coverage totaling approximately $68.1 million, exclusive of retentions. MNIC maintained its FHCF participation at 75% for the 2017 hurricane season.

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

2018-2019 Excess of Loss Reinsurance Programs
With the February 21, 2018 acquisition of the minority interests of MNIC, the Company has combined both FNIC and MNIC under a single program allowing the Company to capitalize on efficiencies and scale. FNIC and MNIC’s combined 2018-2019 reinsurance programs is estimated to cost $147.7 million. This amount includes approximately $102.5 million for the private reinsurance for the

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

Company’s exposure, including prepaid automatic premium reinstatement protection, along with approximately $45.2 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC and MNIC approximately $1.8 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2018 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $20.0 million, up slightly from the 2017-2018 reinsurance program and MNIC’s single event pre-tax retention for a catastrophic event is $3.0 million, down slightly from the 2017-2018 reinsurance program.

The combined FNIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2018 and all private layers have prepaid automatic reinstatement protection, which affords the Company additional coverage for subsequent events. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $20.0 million in losses for FNIC and after $3.0 million in losses for MNIC. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. Given current market conditions, FNIC has elected not to purchase any multiple year protection and terminated the second year of the $89.0 million of multiple year protection that FNIC purchased last year on a two-year basis. FNIC also had $156.0 million of multiple year protection that expired on June 30, 2018. The overall reinsurance programs are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

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

Quota-Share Reinsurance Programs
Our reinsurance programs also include quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective on July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on covered losses for the homeowners’ property and liability insurance program in Florida. The treaties are accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

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

FNIC’s quota-share reinsurance program for 2018-2019, is a new 2% quota-share on FNIC’s Florida homeowners book of business, which became effective on July 1, 2018 on an in-force, new and renewal basis, excluding named storms. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

The Company’s private passenger automobile quota-share treaties are typically programs which become effective at different points in the year and cover auto policies across several states. The automobile quota-share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including, but not limited to premium and other caps.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled less than $0.1 million and $2.6 million as of September 30, 2018 and December 31, 2017, respectively.

Reinsurance Recoverable

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	September 30,	December 31,
	2018	2017
	(In thousands)
Reinsurance recoverable on paid losses	$42,664	$26,256
Reinsurance recoverable on unpaid losses	92,072	98,345
Reinsurance recoverable, net	$134,736	$124,601

As of September 30, 2018 and December 31, 2017, the Company had reinsurance recoverable of $105.1 million and $88.0 million, respectively as a result of Hurricane Irma. Hurricane Irma made landfall in the United States as a Category 4 hurricane on September 10, 2017. Additionally, all reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net Premiums Written
Direct	$139,022	$154,782	$440,151	$469,525
Ceded	(81,023)	(146,522)	(177,604)	(249,248)
	$57,999	$8,260	$262,547	$220,277
Net Premiums Earned
Direct	$144,907	$152,779	$438,239	$451,320
Ceded	(46,414)	(72,015)	(174,080)	(205,342)
	$98,493	$80,764	$264,159	$245,978

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Gross reserves, beginning-of-period	$230,515	$158,110
Less: reinsurance recoverable (1)	(98,345)	(40,412)
Net reserves, beginning-of-period	132,170	117,698

Incurred loss, net of reinsurance, related to:
Current year	159,998	191,747
Prior year loss development (2)	330	8,309
Ceded losses subject to offsetting experience account adjustments (3)	(4,230)	(11,373)
Prior years	(3,900)	(3,064)
Total incurred loss and LAE, net of reinsurance	156,098	188,683

Paid loss, net of reinsurance, related to:
Current year	87,960	109,988
Prior years	71,266	57,322
Total paid loss and LAE, net of reinsurance	159,226	167,310

Net reserves, end-of-period	129,042	139,071
Plus: reinsurance recoverable (1)	92,072	322,520
Gross reserves, end-of-period	$221,114	$461,591

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the nine months ended September 30, 2018, the Company experienced $0.3 million of unfavorable loss and LAE reserve development which relates to personal automobile and commercial general liability lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE expenses associated with Hurricane Irma.

During the nine months ended September 30, 2017, the Company experienced $8.3 million of unfavorable loss and LAE reserve development on prior accident years primarily in our personal automobile and homeowners line of business. The automobile’s unfavorable development primarily related to the 2016 accident year from our auto program in the state of Georgia. The homeowners unfavorable development primarily related to the continued impact from assignment of benefits and related ligation costs in the state of Florida.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

As discussed in Note 1 above, the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe was paid in full in February 2018. The associated deferred financing costs for this debt of less than $0.1 million was recognized as interest expense in our consolidated statements of operations for the three months ended March 31, 2018.

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

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 27.5% and 37.1% for the three months ended September 30, 2018 and 2017, respectively. The effective income tax rate was 26.3% and 55.9% for the nine months ended September 30, 2018 and 2017, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% and 35% in 2018 and 2017, is driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Company had an uncertain tax position of $0.6 million as of September 30, 2018 and December 31, 2017. The Company does not have a valuation allowance as of September 30, 2018 and December 31, 2017.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the nine months ended September 30, 2018 and 2017, the Company did not recognize any expenses related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

The Company reviews the outstanding matters, if any, on a quarterly basis.  The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable.  The Company records such probable and estimable losses, through the establishment of legal expense reserves.  As events evolve, facts concerning litigation and contingencies become known and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

Please see the Company’s Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 7, 2018, for information regarding the matter involving Federated Mutual Insurance Company.

Please see the Company’s Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 7, 2018, for information regarding the settlement on May 8, 2018 of the Company’s action against its former chief financial officer.

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

Leases

The Company is committed under an operating lease agreement for office space. FNHC and its subsidiaries lease facilities under a long-term lease agreement. Additional information about leases can be found in Note 9 of our 2017 Form 10-K.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization which was fully expended as of March 31, 2018) of its outstanding shares of common stock through December 31, 2018. During the nine months ended September 30, 2018, the Company repurchased 326,708 shares of its common stock at a total cost of $5.1 million, which is an average price per share of $15.49.  As of September 30, 2018, the remaining availability for future repurchases of our common stock under this program was $5.7 million.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Restricted stock	$484	$866	$1,847	$2,279
Stock options	—	—	—	—
Total share-based compensation expense	$484	$866	$1,847	$2,279

Intrinsic value of options exercised	$151	$357	$229	$364
Fair value of restricted stock vested	$622	$686	$2,098	$2,191

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2018	50,351	$3.72
Granted	—	—
Exercised	(10,834)	3.47
Cancelled	(500)	2.45
Outstanding at September 30, 2018	39,017	$3.80

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
Our expense for our performance awards depends on achievement of specified results; therefore the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight‑line recognition method.

During the nine months ended September 30, 2018 and 2017, the Board of Directors granted 133,060 and 106,454 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2018	297,543	$20.57
Granted	133,060	16.31
Vested	(102,071)	20.56
Cancelled	(52,188)	17.93
Outstanding at September 30, 2018	276,344	$19.02

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:
໿

	Three Months Ended September 30,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(7,166)	$1,816	$(5,350)	$8,248	$(3,166)	$5,082

Other comprehensive income (loss) before reclassification	(575)	145	(430)	2,013	(710)	1,303
Reclassification adjustment for realized losses (gains) included in net income	(162)	41	(121)	(6,101)	2,353	(3,748)
	(737)	186	(551)	(4,088)	1,643	(2,445)
Accumulated other comprehensive income (loss), end-of-period	$(7,903)	$2,002	$(5,901)	$4,160	$(1,523)	$2,637

	Nine Months Ended September 30,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$2,287	$(593)	$1,694	$3,324	$(1,201)	$2,123
Cumulative effect of new accounting standards	(1,349)	355	(994)	—	—	—

Other comprehensive income (loss) before reclassification	(10,573)	2,679	(7,894)	9,480	(3,656)	5,824
Reclassification adjustment for realized losses (gains) included in net income	1,732	(439)	1,293	(8,644)	3,334	(5,310)
	(8,841)	2,240	(6,601)	836	(322)	514
Accumulated other comprehensive income (loss), end-of-period	$(7,903)	$2,002	$(5,901)	$4,160	$(1,523)	$2,637

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$7,950	$(4,724)	$24,233	$1,693

Weighted average number of common shares outstanding - basic	12,749	13,135	12,775	13,211

Net income (loss) per common share - basic	$0.62	$(0.36)	$1.90	$0.13

Weighted average number of common shares outstanding - basic	12,749	13,135	12,775	13,211
Dilutive effect of stock compensation plans	121	—	91	91
Weighted average number of common shares outstanding - diluted	12,870	13,135	12,866	13,302

Net income (loss) per common share - diluted	$0.62	$(0.36)	$1.88	$0.13

Dividends per share	$—	$0.08	$0.16	$0.24

Dividends Declared

In February 2018, our Board of Directors declared a $0.08 per common share dividend, paid in June 2018, to shareholders of record on May 1, 2018, amounting to $1.1 million.

In June 2018, our Board of Directors declared a $0.08 per common share dividend, payable in September 2018, to shareholders of record on August 1, 2018, amounting to $1.0 million.

In October 2018, our Board of Directors declared a $0.08 per common share dividend, payable in December 2018, to shareholders of record on November 1, 2018, amounting to $1.0 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

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

Earned premiums and loss and LAE, attributable to Monarch Delaware, from January 1, 2018 to February 21, 2018, were $2.3 million and $2.3 million, respectively. Earned premiums and loss and LAE, attributable to Monarch Delaware for the three months ended September 30, 2017 were $1.8 million and $5.4 million, respectively. Earned premiums and loss and LAE, attributable to Monarch Delaware for the nine months ended September 30, 2017 were $7.1 million and $10.2 million, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2018

13. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 11 above for information related to our dividend declared in October 2018.

Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the panhandle region of Florida. The Company writes approximately 10% of the total insured values in the two Florida counties most affected by the storm, but has limited exposure in Alabama and no exposure in Georgia.

The Company currently estimates that its aggregate gross losses as a result of Hurricane Michael will be approximately $275 million according to preliminary post landfall catastrophe model estimates. The Company believes that its losses, including both Florida and Non-Florida exposures, net of reinsurance, should not exceed its first event pre-tax retention amount of $23 million. For additional information, refer to the Company's Form 8-K dated October 15, 2018.

Quota-Share Reinsurance Program

In conjunction with the Company’s post-hurricane season capital management planning, effective October 1, 2018, FNIC has adjusted the cession percentage on its current quota share treaty, which became effective on July 1, 2018, from 2% to 10%. No other terms of the treaty were modified. This treaty covers FNIC’s Florida homeowners book of business, on an in-force, new and renewal basis, and excludes named storms. For additional information on this treaty, refer to the Company's Form 8-K dated June 29, 2018.

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

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama. Monarch National Insurance Company (“MNIC”), our other wholly owned insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

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

Southeast Catastrophe Consulting Company, LLC

The Company owns 33% of Southeast Catastrophe Consulting Company, LLC (“SECCC”), based in Mobile, Alabama. The Company has an agreement with SECCC in which it provides claims adjusting services for FNIC and MNIC, primarily in the event of catastrophes such as Hurricanes Irma, Matthew and Michael.

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance
FNIC and MNIC underwrite homeowners’ insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners’ insurance generally protects an owner of real and personal property against covered causes of loss to that property. The Florida homeowners’ policies in-force totaled 249,222 and 272,346 as of September 30, 2018 and December 31, 2017, respectively.

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

Premium rates charged to our homeowners’ insurance policyholders are continually evaluated to ensure that they meet the expectation that they are actuarially sound and produce a reasonable level of profit (neither excessive, inadequate or discriminatory). Premium rates in Florida and other states are regulated and approved by the respective states’ office of insurance regulation. We continuously monitor and seek appropriate adjustment to our rates in order to remain competitive and profitable.

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

On October 8, 2018, Florida Governor Rick Scott issued an Executive Order, which immediately declared a state of emergency for certain counties in the expected path of Hurricane Michael.  As provided for under state statute, the Commissioner of Florida’s OIR issued an executive order suspending the filing of approvals for rate changes by insurance companies until January 7, 2019.  On October 12, 2018, FNIC applied for a statewide average rate increase of 3.6% for Florida homeowners multiple-peril insurance policies, proposed to become effective March 1, 2019, pending regulatory approval.

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

Other Insurance Lines of Business
Personal Automobile - On December 19, 2017, we announced our decision to undergo an orderly withdrawal from this line of business and began the appropriate steps. As of July 31, 2018, withdrawal plans in all applicable states have received regulatory approval. Effective August 1, 2018, a novation agreement was executed with a third party transferring the Texas automobile book to another insurance carrier. The unearned premium reserve on the in-force business and the claims handling responsibility for losses relating to the Texas auto business after July 31, 2018 were transferred to the third party. We expect our personal automobile line of business to materially cease by the fourth quarter of 2018. We provided nonstandard personal automobile insurance principally to insureds that were unable to obtain standard insurance coverage due to factors such as driving record, age, vehicle type or other, including market conditions. FNIC offered this line of business as an admitted carrier in Florida, Texas, Georgia and Alabama, and marketed the insurance through licensed general agents in their respective territories.

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

See the discussion in Item 1: “Business” in our 2017 Form 10-K, for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR. The Florida OIR has completed its regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015, and of MNIC for the year ended December 31, 2016. There were no material findings by the Florida OIR in connection with these examinations. Additionally, the Florida OIR has initiated a statutory examination of MNIC for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	September 30,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$139,022	(10.2)%	$154,782
Gross premiums earned	144,907	(5.2)%	152,779
Ceded premiums	(46,414)	(35.5)%	(72,015)
Net premiums earned	98,493	22.0%	80,764
Net investment income	3,137	20.5%	2,603
Net realized and unrealized investment gains (losses)	1,760	(71.2)%	6,101
Direct written policy fees	3,796	(7.4)%	4,098
Other income	3,646	(28.9)%	5,131
Total revenues	110,832	12.3%	98,697

Costs and expenses:
Losses and loss adjustment expenses	62,457	(17.1)%	75,367
Commissions and other underwriting expenses	31,373	10.5%	28,386
General and administrative expenses	5,000	(0.8)%	5,042
Interest expense	1,032	1,174.1%	81
Total costs and expenses	99,862	(8.3)%	108,876

Income (loss) before income taxes	10,970	(207.8)%	(10,179)
Income tax expense (benefit)	3,020	(179.9)%	(3,781)
Net income (loss)	7,950	(224.3)%	(6,398)
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(1,674)
Net income (loss) attributable to FNHC shareholders	$7,950	(268.3)%	$(4,724)

Ratios to net premiums earned:
Net loss ratio	63.4%		93.3%
Net expense ratio	36.9%		41.4%
Combined ratio	100.3%		134.7%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

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

	Three Months Ended September 30,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$136,503	$(3,041)	$5,560	$139,022	$141,409	$7,176	$6,197	$154,782
Gross premiums earned	136,587	2,766	5,554	144,907	133,505	13,525	5,749	152,779
Ceded premiums	(40,782)	(2,091)	(3,541)	(46,414)	(61,239)	(7,877)	(2,899)	(72,015)
Net premiums earned	95,805	675	2,013	98,493	72,266	5,648	2,850	80,764
Net investment income	—	—	3,137	3,137	—	—	2,603	2,603
Net realized and unrealized investment gains (losses)	—	—	1,760	1,760	—	—	6,101	6,101
Direct written policy fees	2,198	1,466	132	3,796	2,204	1,742	152	4,098
Other income	2,613	191	842	3,646	3,183	752	1,196	5,131
Total revenues	100,616	2,332	7,884	110,832	77,653	8,142	12,902	98,697

Costs and expenses:
Losses and loss adjustment expenses	56,856	2,609	2,992	62,457	65,600	7,013	2,754	75,367
Commissions and other underwriting expenses	28,647	1,545	1,181	31,373	24,184	2,978	1,224	28,386
General and administrative expenses	4,187	75	738	5,000	3,915	150	977	5,042
Interest expense	—	—	1,032	1,032	81	—	—	81
Total costs and expenses	89,690	4,229	5,943	99,862	93,780	10,141	4,955	108,876

Income (loss) before income taxes	10,926	(1,897)	1,941	10,970	(16,127)	(1,999)	7,947	(10,179)
Income tax expense (benefit)	2,768	(481)	733	3,020	(6,221)	(771)	3,211	(3,781)
Net income (loss)	8,158	(1,416)	1,208	7,950	(9,906)	(1,228)	4,736	(6,398)
Net income (loss) attributable to non-controlling interest	—	—	—	—	(1,674)	—	—	(1,674)
Net income (loss) attributable to FNHC shareholders	$8,158	$(1,416)	$1,208	$7,950	$(8,232)	$(1,228)	$4,736	$(4,724)

Ratios to net premiums earned:
Net loss ratio	59.3%	386.5%	148.6%	63.4%	90.8%	124.2%	96.6%	93.3%
Net expense ratio	34.3%			36.9%	38.9%			41.4%
Combined ratio	93.6%			100.3%	129.7%			134.7%

Revenue

Total revenue increased $12.1 million or 12.3%, to $110.8 million for the three months ended September 30, 2018, compared with $98.7 million for the three months ended September 30, 2017. The increase was primarily driven by lower ceded premiums due to decreased reinsurance spend, partially offset by a decline in gross premiums earned and lower recognized investment gains, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$114,441	$126,211
Homeowners non-Florida	22,062	15,198
Automobile	(3,041)	7,176
Commercial general liability	1,435	2,546
Federal flood	4,125	3,651
Total gross premiums written	$139,022	$154,782

Gross written premiums decreased $15.8 million, or 10.2%, to $139.0 million in the quarter, compared with $154.8 million for the same three-month period last year. The decrease in premiums written is the result of declining premiums in the non-core businesses we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the states of Texas and Louisiana.

The lower premiums in Automobile were due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The novation transaction, discussed above in Overview of Insurance Lines of Business - Personal Automobile, led to negative gross premium for Automobile due to the reversal of unearned premium. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage our infrastructure and diversify insurance risk.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$118,603	$121,771
Homeowners non-Florida	17,984	11,734
Automobile	2,766	13,525
Commercial general liability	2,122	3,005
Federal flood	3,432	2,744
Total gross premiums earned	$144,907	$152,779

Gross premiums earned decreased $7.9 million, or 5.2%, to $144.9 million for the three months ended September 30, 2018, as compared to $152.8 million for the three months ended September 30, 2017. The results are a reflection of our decision to exit the Automobile and commercial general liability lines and were partially offset by a 2.3% increase in earned premiums in Homeowners. Additionally, in homeowners Florida, our 10.0% rate increase, effective August 1, 2017, has earned out and homeowners non-Florida continues to grow on an earned basis.

Ceded Premiums Earned

Ceded premiums decreased $25.6 million, or 35.5%, to $46.4 million in the quarter, compared to $72.0 million the same three-month period last year. The decrease was primarily driven by lower excess of loss reinsurance spend of $10.0 million and lowering the homeowners Florida quota share from 10% to 2%, a $6.7 million impact, as well as lower gross premiums earned in Automobile during the period.

Net Investment Income

Net investment income increased $0.5 million, or 20.5%, to $3.1 million during the three months ended September 30, 2018, as compared to $2.6 million during the three months ended September 30, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities during the third quarter of 2017. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $1.8 million for the three months ended September 30, 2018, compared to $6.1 million in the prior year period. During the third quarter of 2018, we recognized $1.6 million in unrealized investment gains for equity securities.  Our prior year investment gains were driven by a decision to re-deploy approximately $30.6 million of equities into fixed-income securities during the third quarter of 2017 in order to reduce the Company’s exposure to the equity markets.

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This new accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

Direct Written Policy Fees

Direct written policy fees decreased by $0.3 million, or 7.4%, to $3.8 million for the three months ended September 30, 2018, compared with $4.1 million in the same period in 2017. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile offset by accelerating the recognition of policy fee income from the policies which were novated to a third party during the third quarter of 2018.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	September 30,
	2018	% Change	2017
	(In thousands)
Other income:
Commission income	$856	(47.3)%	$1,623
Brokerage	2,190	(19.6)%	2,723
Partnership income (loss)	124	(49.8)%	247
Financing revenue	476	(11.5)%	538
Total other income	$3,646	(28.9)%	$5,131

The decrease in other income was due to lower commission and brokerage revenue. Commission income decreased as a result of lower Automobile fee income driven by the reduction in premiums earned and, to a lesser extent, lower fee income from other areas of the business. The brokerage revenue decrease is the result of lower excess of loss reinsurance spend, effective July 1, 2018, as discussed under "Ceded Premiums Earned" above.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) decreased $12.9 million, or 17.1%, to $62.5 million for the three months ended September 30, 2018, compared with $75.4 million for the same three-month period last year. The net loss ratio decreased 29.9 percentage points, to 63.4% in the current quarter, as compared to 93.3% in the third quarter of 2017.  The lower ratio was the result of the decrease in net losses from severe weather ($6.1 million in the third quarter of 2018, impacts of Hurricane Florence and Tropical Storm Gordon, as compared to $26.9 million in the prior year quarter, impacts of Hurricane Irma and Hurricane Harvey) and the decrease in the size of Automobile ($4.4 million lower losses, including adverse development) driven by the closure of poor performing programs.  These decreases were partially offset by $7.5 million of lower ceded losses related to Homeowners quota share treaties in the third quarter of 2018 as compared to the third quarter of 2017.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	September 30,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$14,258	$14,707
All others	4,866	5,853
Ceding commissions	(689)	(5,457)
Total commissions	18,435	15,103

Automobile	1,466	1,742
Homeowners non-Florida	571	371
Total fees	2,037	2,113

Salaries and wages	3,147	3,958
Other underwriting expenses	7,754	7,212
Total commissions and other underwriting expenses	$31,373	$28,386

Commissions and other underwriting expenses increased $3.0 million, or 10.5%, to $31.4 million for the three months ended September 30, 2018, compared with $28.4 million for the three months ended September 30, 2017. The increase is made up of lower ceding commissions as a result of homeowners Florida quota share percentage being reduced from 10% to 2% and higher homeowners non-Florida commission costs due to higher premiums earned. These items are offset by lower salaries and wages from the impact of our headcount reduction initiatives.

During the third quarter of 2018, we also incurred $0.9 million of severance and other related costs associated with headcount reduction initiatives. Some of these costs are included in each of the expense lines, except interest expense.

The net expense ratio decreased 4.5 percentage points to 36.9% in the third quarter of 2018, as compared to 41.4% in the third quarter of 2017. The decrease in the ratio is primarily related to the lower reinsurance spend during the quarter driving higher net premiums earned. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $5.0 million for the three months ended September 30, 2018 and 2017.

Interest Expense

Interest expense increased $0.9 million to $1.0 million for the three months ended September 30, 2018, compared with $0.1 million in the prior year period. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017. During the third quarter of 2017, the Company only had $5.0 million of debt on its balance sheet.

Income Taxes

Income taxes increased $6.8 million, to $3.0 million for the three months ended September 30, 2018, compared with a tax (benefit) of $(3.8) million for the three months ended September 30, 2017. The increase in income tax expense is the result of higher taxable income during the current quarter as compared to the third quarter of 2017, offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.
໿

Operating Results Overview - Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

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

The following table sets forth results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$440,151	(6.3)%	$469,525
Gross premiums earned	438,239	(2.9)%	451,320
Ceded premiums	(174,080)	(15.2)%	(205,342)
Net premiums earned	264,159	7.4%	245,978
Net investment income	9,058	21.1%	7,481
Net realized and unrealized investment gains (losses)	916	(89.4)%	8,644
Direct written policy fees	10,685	(21.5)%	13,617
Other income	14,833	4.5%	14,190
Total revenues	299,651	3.4%	289,910

Costs and expenses:
Losses and loss adjustment expenses	156,098	(17.3)%	188,683
Commissions and other underwriting expenses	91,467	5.3%	86,883
General and administrative expenses	16,345	10.9%	14,737
Interest expense	3,139	1,170.9%	247
Total costs and expenses	267,049	(8.1)%	290,550

Income (loss) before income taxes	32,602	(5,194.1)%	(640)
Income tax expense (benefit)	8,587	(2,498.6)%	(358)
Net income (loss)	24,015	(8,616.0)%	(282)
Net income (loss) attributable to non-controlling interest	(218)	(89.0)%	(1,975)
Net income (loss) attributable to FNHC shareholders	$24,233	1,331.4%	$1,693

Ratios to net premiums earned:
Net loss ratio	59.1%		76.7%
Net expense ratio	40.8%		41.3%
Combined ratio	99.9%		118.0%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The table below summarizes our unaudited results of operations by line of business for the periods presented.

	Nine Months Ended September 30,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$414,914	$8,628	$16,609	$440,151	$414,256	$37,089	$18,180	$469,525
Gross premiums earned	403,579	17,876	16,784	438,239	390,211	43,932	17,177	451,320
Ceded premiums	(150,722)	(13,350)	(10,008)	(174,080)	(172,391)	(24,629)	(8,322)	(205,342)
Net premiums earned	252,857	4,526	6,776	264,159	217,820	19,303	8,855	245,978
Net investment income	—	—	9,058	9,058	—	—	7,481	7,481
Net realized and unrealized investment gains (losses)	—	—	916	916	—	—	8,644	8,644
Direct written policy fees	5,978	4,229	478	10,685	6,501	6,652	464	13,617
Other income	10,560	1,084	3,189	14,833	8,705	2,661	2,824	14,190
Total revenues	269,395	9,839	20,417	299,651	233,026	28,616	28,268	289,910

Costs and expenses:
Losses and loss adjustment expenses	141,428	6,777	7,893	156,098	159,497	25,119	4,067	188,683
Commissions and other underwriting expenses	83,284	5,021	3,162	91,467	72,073	11,091	3,719	86,883
General and administrative expenses	13,361	275	2,709	16,345	11,288	500	2,949	14,737
Interest expense	100	—	3,039	3,139	247	—	—	247
Total costs and expenses	238,173	12,073	16,803	267,049	243,105	36,710	10,735	290,550

Income (loss) before income taxes	31,222	(2,234)	3,614	32,602	(10,079)	(8,094)	17,533	(640)
Income tax expense (benefit)	7,911	(566)	1,242	8,587	(3,886)	(3,123)	6,651	(358)
Net income (loss)	23,311	(1,668)	2,372	24,015	(6,193)	(4,971)	10,882	(282)
Net income (loss) attributable to non-controlling interest	(218)	—	—	(218)	(1,975)	—	—	(1,975)
Net income (loss) attributable to FNHC shareholders	$23,529	$(1,668)	$2,372	$24,233	$(4,218)	$(4,971)	$10,882	$1,693

Ratios to net premiums earned:
Net loss ratio	55.9%	149.7%	116.5%	59.1%	73.2%	130.1%	45.9%	76.7%
Net expense ratio	38.3%			40.8%	38.3%			41.3%
Combined ratio	94.2%			99.9%	111.5%			118.0%

Revenue

Total revenue increased $9.8 million, or 3.4%, to $299.7 million for the nine months ended September 30, 2018, compared with $289.9 million for the nine months ended September 30, 2017. The increase was primarily driven by lower ceded premiums due to decreased reinsurance spend, partially offset by lower recognized investment gains and declines in direct written policy fees and other income, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$355,818	$373,875
Homeowners non-Florida	59,096	40,381
Automobile	8,628	37,089
Commercial general liability	5,519	8,768
Federal flood	11,090	9,412
Total gross premiums written	$440,151	$469,525

Gross written premiums decreased $29.3 million, or 6.3%, to $440.2 million for the nine months ended September 30, 2018, compared with $469.5 million for the nine months ended September 30, 2017. Gross premiums written decreased primarily due to the decline in Automobile and homeowners Florida offset by the growth in homeowners non-Florida.

The lower premiums in Automobile were due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. The third party transaction, discussed above in Overview of Insurance Lines of Business - Personal Automobile, led to negative gross premium for Automobile due to the reversal of unearned premium. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage our infrastructure and diversify insurance risk. Additionally, homeowners Florida written premiums in the first nine months of 2018 includes the effect of the rate increase of 10.0%, that became effective on August 1, 2017.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$356,507	$359,147
Homeowners non-Florida	47,072	31,064
Automobile	17,876	43,932
Commercial general liability	7,144	9,339
Federal flood	9,640	7,838
Total gross premiums earned	$438,239	$451,320

Gross premiums earned decreased $13.1 million, or 2.9%, to $438.2 million for the nine months ended September 30, 2018, as compared to $451.3 million for the nine months ended September 30, 2017. The results are a reflection of our decision to exit the Automobile and commercial general liability lines, as discussed earlier, and were partially offset by a 3.4% increase in earned premiums in Homeowners. Additionally, in homeowners Florida, our August 1, 2017 10.0% rate increase is now fully reflected in our earned premiums, and our homeowners non-Florida continues to grow on an earned basis.

Ceded Premiums Earned

Ceded premiums decreased $31.2 million, or 15.2%, to $174.1 million for the nine months ended September 30, 2018, compared to $205.3 million for the nine months ended September 30, 2017. The decrease was primarily driven by lower excess of loss reinsurance spend of $8.6 million and lowering the homeowners Florida quota share from 10% to 2% during the third quarter of 2018, a $6.7 million impact, as well as lower gross premiums earned during the period in Automobile.

Net Investment Income

Net investment income increased $1.6 million, or 21.1%, to $9.1 million during the nine months ended September 30, 2018, compared to $7.5 million during the nine months ended September 30, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities during the third quarter of 2017. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $0.9 million for the nine months ended September 30, 2018, compared to $8.6 million in the prior year period.  During the first nine months of 2018, we recognized $2.6 million in unrealized investment gains for equity securities.  These unrealized gains were more than offset by $1.7 million in net realized losses primarily due to the decision to liquidate and transfer certain bond positions, including positions related to tax-free municipal securities. This liquidation was done to reduce exposure in certain bond types as well as consolidate our investment strategy between MNIC's investment securities and the rest of the Company's investment securities, which resulted in us selling out of certain bond and equity positions. We also experienced losses associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Our prior year investment gains were driven by a decision to re-deploy approximately $30.6 million of equities into fixed-income securities during the third quarter of 2017 in order to reduce the Company’s exposure to the equity markets.

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This new accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

Direct Written Policy Fees

Direct written policy fees decreased by $2.9 million, or 21.5%, to $10.7 million for the nine months ended September 30, 2018, compared with $13.6 million in the same period in 2017. The decrease in direct written policy fees is correlated to the lower number of policies in-force in Automobile offset by accelerating the recognition of policy fee income from the policies which were novated to a third party during the third quarter of 2018. Additionally, further impacting the variance is the fact that Automobile policies have a higher policy fee amount per premium dollar and generate policy fees twice per year (with six month policies) as compared with Homeowners policies.

Other Income

Other income included the following for the periods presented:

໿

	Nine Months Ended
	September 30,
	2018	% Change	2017
	(In thousands)
Other income:
Commission income	$3,827	(23.6)%	$5,008
Brokerage	9,274	27.2%	7,291
Partnership income (loss)	255	21.4%	210
Financing revenue	1,477	(12.1)%	1,681
Total other income	$14,833	4.5%	$14,190

The increase in other income was due to higher brokerage revenue, which is the result of an increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements in place during the nine months ended September 30, 2018 as compared to during the same period in 2017. The increase was partially offset by a lower commission income, which is the result of lower Automobile fee income driven by the reduction in premiums earned and, to a less extent, lower fee income from other areas of the business.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) decreased $32.6 million, or 17.3%, to $156.1 million for the nine months ended September 30, 2018, compared with $188.7 million for the same period last year. The net loss ratio decreased 17.6 percentage points, to 59.1% in the first nine months of 2018, as compared to 76.7% in the first nine months of 2017. The lower ratio was the result of the decrease in the lower net losses from severe weather ($7.8 million in the nine months ended September 30, 2018, impacts of Hurricane Florence and Tropical Storm Gordon, as compared to $34.5 million in the prior year period, impacts of Hurricane Irma and Hurricane Harvey), the continued earn-out of our homeowners Florida August 1, 2017 10% rate increase and the decrease in the size of Automobile ($18.3 million lower losses, including adverse development) driven by the closure of poor performing programs.  These decreases were partially offset by $11.7 million of lower ceded losses related to Homeowners quota share treaties in the nine months ended September 30, 2018 as compared to the same period in 2017.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$42,796	$43,171
All others	14,488	17,150
Ceding commissions	(8,777)	(14,511)
Total commissions and other fees	48,507	45,810

Automobile	4,229	6,653
Homeowners non-Florida	1,354	983
Total fees	5,583	7,636

Salaries and wages	11,282	11,361
Other underwriting expenses	26,095	22,076
Total commissions and other underwriting expenses	$91,467	$86,883

Commissions and other underwriting expenses increased $4.6 million, or 5.3%, to $91.5 million for the nine months ended September 30, 2018, compared with $86.9 million for the nine months ended September 30, 2017. The increase was due primarily to higher costs related to the homeowners non-Florida 50% profit share provision as a result of higher profitability in the first nine months of 2018 as compared to the first nine months of 2017. The higher profitability is the direct result of continued earned premium growth, together with good loss experience in these states. The additional costs were offset by lower acquisition related costs from Automobile driven by the lower gross premiums earned during the first nine months of 2018 as compared with the first nine months of 2017.

During the first nine months of 2018, we also incurred $1.8 million of severance and other related costs associated with our decision to exit our Automobile and headcount reduction initiatives. Some of these costs are included in each of the expense lines, except interest expense.

The net expense ratio decreased 0.5 percentage points to 40.8% in the first nine months of 2018, as compared to 41.3% in the first nine months of 2017. The increase in the ratio is related to higher homeowners non-Florida profit share costs, higher severance costs, higher professional fees offset by lower acquisition costs from Automobile. Refer to the discussions above for more information.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 10.9%, to $16.3 million for the nine months ended September 30, 2018, compared with $14.7 million in the prior year period. The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees, as well as higher payroll costs as a result of severance related costs, as noted above.

Interest Expense

Interest expense increased $2.9 million to $3.1 million for the nine months ended September 30, 2018, compared with $0.2 million in the prior year period. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017. During the first nine months of 2017, the Company only had $5.0 million of debt on its balance sheet.

Income Taxes

Income taxes increased $9.0 million, to $8.6 million for the nine months ended September 30, 2018, compared with a tax expense of $0.4 million for the nine months ended September 30, 2017. The increase in income tax expense is the result of higher taxable income during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are net premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe reinsurance premiums and operating expenses. As of September 30, 2018, the Company held $448.9 million in investments. Cash and cash equivalents decreased $16.8 million, to $69.5 million as of September 30, 2018, compared with $86.2 million as of December 31, 2017. Contributing to this decrease was a $16.7 million payment related to FNIC's acquisition of the interest in MNIC's indirect parent company (see "General -- Joint Ventures," above for more information) and the $5.0 million payment in full of the promissory note to TransRe. Total shareholders’ equity decreased $4.6 million, to $222.9 million as of September 30, 2018, compared with $227.5 million as of December 31, 2017.  Contributing to this decrease was the $16.7 million non-controlling interest buyout transaction discussed above.

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

Among other things, the Indenture limits the Company's ability to incur additional debt without the approval of the existing noteholders. The supplemental indentures limit the Company's debt to equity ratio to 35%. The Company's actual debt to equity ratio as of September 30, 2018 was approximately 20%.

Statutory Capital and Surplus of Our Insurance Subsidiaries

See “Item 1. Description of Business—Regulation,” of our 2017 Form 10-K, for discussion of the Company’s insurance operations and related laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of December 31, 2017, FNIC’s statutory surplus was $162.2 million and its RBC ratio was 301.9% and as of September 30, 2018, our statutory capital of FNIC was $162.1 million.  As a result of the Company's $23.0 million pre-tax net loss on Hurricane Michael, recorded in the fourth quarter, the Company is evaluating capital management alternatives to ensure FNIC’s year end 2018 statutory surplus and RBC ratio are at levels necessary to meet the expectations of our regulators and of Demotech, our insurance industry ratings service. Options under consideration include capital infusions to FNIC from existing holding company liquidity or other alternatives as may be approved by the Company's Board of Directors. One such action has already been taken. As described under Note 5 of the notes to our Consolidated Financial Statements, FNIC’s current period quota-share treaty incepted with a 2% ceding percentage, and included terms enabling FNIC to increase its ceding percentage during the term of the treaty. On November 6, 2018, the Company announced that it had increased its ceding percentage under this treaty from 2% to 10% effective October 1, 2018.

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

Operating Activities

Net cash provided by operating activities decreased to $28.3 million in the nine months ended September 30, 2018 from $42.3 million in the same period in 2017. This decrease reflects higher expenses paid, excluding those related to losses and loss adjustment expenses, and lower net premiums collected in the first nine months of 2018 as compared to the corresponding period in 2017.

Investing Activities

Net cash used in investing activities of $15.2 million in the nine months ended September 30, 2018 reflected purchases of debt and equity investment securities of $262.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $248.3 million. Net cash used in investing activities of $22.8 million in the nine months ended September 30, 2017 reflected purchases of debt and equity investment securities of $303.3 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $280.8 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 of $29.9 million primarily reflects the purchase of our non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.1 million. Net cash used in financing activities of $12.5 million for the nine months ended September 30, 2017 primarily reflects repurchases of our common stock of $9.4 million and dividend payments of $3.2 million.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may materially differ from those estimates.

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments; (ii) accounting for investments; (iii) premium and unearned premium calculation; (iv) reinsurance contracts; (v) the recoverability of deferred acquisition costs; (vi) reserve for loss and losses adjustment expenses; and, (vii) income taxes. The accounting estimates that result require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2018.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2017 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2018,  approximately 96% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Please see the Company’s Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 7, 2018, for information regarding the matter involving Federated Mutual Insurance Company.

Please see the Company’s Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 7, 2018, for information regarding the settlement on May 8, 2018 of the Company’s action against its former chief financial officer.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2018 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
July 2018	—	$—	—	$5,719,920
August 2018	—	—	—	5,719,920
September 2018	—	—	—	5,719,920

໿

(1)
In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization) of its outstanding shares of common stock through December 31, 2018. As of September 30, 2018, the remaining availability for future repurchases of our common stock was $5.7 million.

໿

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Company Articles of Incorporation and Bylaws

The Company’s Board approved, effective November 7, 2018, a restatement to the Company’s articles of incorporation and a restatement and amendment to the Company’s bylaws, each of which combine into single documents the various amendments approved by the Board in 2016 and 2017 as part of the Company’s corporate governance update, as follows:

--Second Restated Articles of Incorporation-This reflects a compilation of the various amendments to the articles since the last restatement in 1998.

--Second Amended and Restated Bylaws-The Second Restatement includes the amendments from 2016 and 2017 previously approved by the Board.  Two additional amendments were approved by the Board (and which do not require shareholder approval):

•	Article II, Section 1 was amended to authorize holding an annual meeting by remote communication as permitted by the Florida statutes. A corresponding change was also made to Article II, Section 3.

•
Article IV, Section 1 was amended to clarify that the office of “Chief Executive Officer” is a standing office of the Company. Other references in the bylaws to “President” were changed to “Chief Executive Officer” where appropriate.

The Second Restated Articles of Incorporation and the Second Amended and Rested Bylaws are included as Exhibit 3.1 and Exhibit 3.2, respectively, to this Form 10-Q, and the foregoing descriptions are qualified by reference to the full text of the exhibits.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation*
3.2	Second Amended and Restated Bylaws*
10.1	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2018, between FedNat Insurance Company and subscribing reinsurers**
10.2	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers**
10.3	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers**
10.4	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers**
10.5	Excess Catastrophe Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers**
10.6	Net Quota Share Reinsurance Agreement, effective July 1, 2018, between FedNat Insurance Company and Swiss Reinsurance America Corporation**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***
________________________
* Filed herewith.
** This exhibit, which is filed herewith, is subject to a confidential treatment request filed with the SEC.
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

Date: November 7, 2018