Form 10-K
period 2018-12-31
FedNat Holding Co
filed 2019-03-07
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates was $271,751,346 on June 30, 2018, computed on the basis of the closing sale price of the Registrant’s common stock on that date.
As of March 1, 2019, the total number of common shares outstanding of Registrant’s common stock was 12,784,444.
Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant’s definitive proxy statement or included in a Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2018.

FEDNAT HOLDING COMPANY

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

ITEM 1.  BUSINESS

GENERAL

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or “our”) is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   We, through our wholly owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly-owned insurance subsidiary, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina and Alabama.  Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. MNIC was founded in 2015 through a joint venture. On February 21, 2018, FNIC acquired the non-controlling interests in MNIC’s indirect parent company, Monarch Delaware Holdings LLC (“Monarch Delaware”) from our joint venture partners (see “Monarch National Insurance Company,” below, for more information).

໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross Premiums Written
Homeowners:
Florida	$458,652	$482,039	$477,489
Louisiana	36,063	31,312	25,385
Texas	22,492	8,491	—
South Carolina	17,592	10,803	6,531
Alabama	4,890	4,110	3,332
Total homeowners	539,689	536,755	512,737

Personal automobile:
Texas	5,141	19,324	34,239
Georgia	3,078	22,479	31,831
Florida	384	1,265	1,745
Alabama	—	437	1,664
Total personal automobile	8,603	43,505	69,479

Commercial general liability	5,384	11,048	13,256

Federal flood	14,088	12,109	10,013
Gross premiums written total	$567,764	$603,417	$605,485
໿

Acquisitions and Joint Ventures

Maison Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5% (the "2029 Notes"). The cash from the offering will be used to purchase the Maison Companies, retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and other general corporate purposes.

Refer to Note 17 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the pending acquisition, including regulatory and other necessary approval and the potential timing thereof.

Monarch National Insurance Company

In March 2015, we organized MNIC and obtained its certificate of authority to write homeowners property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). We and Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, each invested $14.0 million for a 42.4% membership interest (each holding 50.0% of the voting interests in Monarch Delaware). Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company invested $5.0 million for a 15.2% non-voting membership interest in Monarch Delaware. TransRe also received a six-year promissory note in the principal amount of $5.0 million bearing an annual interest rate of 6.0% payable by Monarch National Holding Company (“Monarch Holding”), the direct parent of MNIC and wholly-owned subsidiary of Monarch Delaware (together with MNIC and Monarch Holding, the “Monarch Entities”). Crosswinds AUM LLC (“Crosswinds AUM”) provided investment management services to the Monarch Entities pursuant to an investment management agreement between the Monarch Entities and Crosswinds AUM.

On November 27, 2017, we entered into a purchase and sale agreement with Crosswinds Investor and TransRe, whereby we agreed to purchase Crosswinds Investor’s 42.4% Class A membership interest and 50.0% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. We completed this transaction on February 21, 2018 for the agreed upon purchase price and repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. Following the closing, Monarch Delaware and Monarch Holdings were dissolved and merged into FNIC. With the completion of these transaction, FNIC owns 100% of MNIC.

Crosswinds AUM continued to serve as a consultant to FNHC for a quarterly fee of $75,000 through December 31, 2018, and a subsidiary of Crosswinds Holdings and TransRe each had a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program.

Refer to Note 14 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the accounting and consolidation of the joint venture, prior to our acquisition of the non-controlling interest.

Material Distribution Relationships

We are a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we have been authorized by ISA to appoint Allstate agents to offer our homeowners and commercial general liability insurance products to consumers in Florida.

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) in which they underwrite our FNIC homeowners business outside of Florida.

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

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2019 we will advance our enterprise value through:

•	completing our announced pending acquisition of the Maison Companies, subject to regulatory approvals;

•
successfully integrating the operations of the Maison Companies into those of the Company in pursuit of geographic diversification as well as operational and expense synergies upon closing of this acquisition;

•	focusing on our core operations, the Homeowners line of business, while furthering our withdrawal from our non-core Automobile and commercial general liability coverages;

•
leveraging MNIC by developing and implementing a plan to expand upon MNIC’s pricing and product offerings in 2019 to increase market share in the risk-adjusted portion of the Florida homeowners market;

•	focusing on operational efficiencies in our homeowners operations to reduce expenses in conjunction with our continued investment in, and use of, technology;

•
enhancing our property analytical metrics, such as an increased geographical dispersion of risks, while managing our underwriting appetite, whether new or renewal, to ensure a balanced book of business;

•	continued growth in our existing markets plus expansion of our homeowners products into other southeastern states, with an initial focus on Mississippi and Georgia;

•	maintaining a commitment to provide high quality customer service to our agents and insureds;

•	strengthening of our marketing efforts by retaining key personnel and implementing direct marketing technologies;

•	offering attractive incentives to our agents to place a high volume of quality business with our companies;

•	continuing with our strong catastrophe reinsurance programs; and

•	additional strategies that may include possible mergers, acquisitions and joint ventures or dispositions of assets.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites homeowners insurance in Louisiana, Texas, South Carolina and Alabama. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of December 31, 2018, the total homeowners policies in-force was 291,098, of which 246,619 were in Florida and 44,479 were outside of Florida. As of December 31, 2017, the total homeowners policies in-force was 302,925, of which 272,346 were in Florida and 30,579 were outside of Florida.

Florida
Our homeowners insurance products provide maximum dwelling coverage of approximately $3.6 million, with the aggregate maximum policy limit being approximately $6.3 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually review and update these limits. The approximate average premium on the policies currently in-force is $1,873, as compared with $1,785 for 2017. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

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

The following are our rate actions that we have taken across our two insurance subsidiaries:

•
In 2018, FNIC applied for a statewide average rate increase of 4.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and is expected to be become effective for new and renewal policies on April 20, 2019.

•
In 2017, FNIC applied for a statewide average rate increase of 6.5% for Florida homeowners multiple-peril insurance policies only, which was subsequently, increased and approved by the Florida OIR to a statewide average rate increase of 10.0% and became effective for new and renewal policies on August 1, 2017.

•
In 2016, FNIC applied for a rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on August 1, 2016.

•
In 2017, MNIC applied for a statewide rate increase of 2.0% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on October 1, 2017.

•
Lastly, in 2016, MNIC applied for a statewide rate decrease of 11.9% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on April 15, 2016.

Non-Florida
Our non-Florida homeowners insurance products, produced through our partnership with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.6 million.  The approximate average premium on the policies currently in-force is $1,758, as compared with $1,803 for 2017.   The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations.

Other Lines of Business

Flood:  FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida, Louisiana, Texas, South Carolina and Alabama. FNIC plans to file an admitted flood endorsement as an alternative to the NFIP program.

MARKETING AND DISTRIBUTION

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by FNU.  FNU generally accepts all coverage that falls within stated underwriting criteria.  For all policies issued, FNU also has the right, within a period that varies by state between 60 days and 120 days from a policy’s inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria.  We are focusing our marketing efforts on continuing to expand our distribution network while maintaining our commitment to long-term relationships. We market our products and services throughout Florida by establishing relationships with independent agents and general agents, and in other states, through our partnership with SageSure. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

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

We also establish a liability on an aggregate basis to provide for incurred but not reported (“IBNR”). The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, we review historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in an increase or decrease of the existing liability for loss and LAE reserves. Adjustments are reflected in results of operations in the period in which they are made and the liability may deviate substantially from prior estimates.

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

REINSURANCE

Reinsurance is used to mitigate the insurance loss exposure related to certain events such as natural and man-made catastrophes, manage overall capital adequacy and protect capital resources. We reinsure (cede) a portion of written premiums on an excess of loss or a quota-share basis in order to limit our loss exposure. To the extent that reinsuring companies are unable to meet their obligations assumed under these reinsurance agreements, we remain primarily liable to our policyholders.

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

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker. As of December 31, 2018 and 2017, we had over 75 reinsurance companies on our program which are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized.

Refer to Note 5 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our reinsurance programs.

EMPLOYEES

As of December 31, 2018, we had 318 employees. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

COMPETITION

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners and flood insurance markets. Our competitors include companies that market their products through agents and companies that sell insurance directly to their customers. Large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We compete based on underwriting criteria, pricing, our distribution network and superior service to our agents and insureds. Although our pricing is inevitably influenced, to an extent, by that of our competitors, we believe that it is generally not in our best interest to compete solely on price.

In Florida, more than 50 companies compete with us in the homeowners insurance market. Three of our larger competitors are Citizens Property Insurance Corporation (“Citizens”), Universal Property and Casualty Insurance Company and Security First Insurance Company.

Significant competition also emerged because of fundamental changes made to the property and casualty insurance business in Florida in recent years which resulted in a multi-pronged approach to address the cost of residential property insurance in Florida. First, the law increased the capacity of reinsurance that stabilized the reinsurance market to the benefit of the insurance companies writing in Florida. Second, the law provided for rate relief to all policyholders. The law also authorized the legislatively created insurance company, Citizens, which is free of many of the constraints on private carriers such as minimum surplus, financial ratio requirements, income tax and reinsurance expense, to reduce its premium rates and begin competing against private insurers in the residential property insurance market and expanded the authority of Citizens to write commercial insurance.

REGULATION

Overview

Our current insurance operations are subject to the laws and regulations of Florida, Georgia, Louisiana, Texas, South Carolina, and Alabama. We are subject to employment regulations of Florida and potentially to other states in which we may seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

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

Most states require licensure or regulatory approval prior to the marketing of new insurance products. Typically, licensure review is comprehensive and includes a review of a company’s business plan, solvency, financial projections, reinsurance, character of its officers and directors, rates, forms and other financial and non-financial aspects of a company. The regulatory authorities may prohibit entry into a new market by not granting a license or by withholding approval.

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

Various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2018, FNIC and MNIC held investment securities with a fair value of approximately $10.3 million, as deposits with the state of Florida, Texas, Georgia, South Carolina and Alabama.

Insurance Holding Company Regulation

FNHC, as the parent holding company, is subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled. Among other things, these laws: (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions; and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our common stock will be presumed to have acquired control of FNIC or MNIC and is required to file an application with the Florida OIR to obtain approval of such acquisition.

Restrictions in Payments of Dividends by Domestic Insurance Companies

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the Florida OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of surplus with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains or (iii) the lesser of (a) 10.0% of surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains.

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the Florida OIR: (i) if the dividend is equal to or less than the greater of: (a) 10.0% of the insurer’s surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have policy holder surplus equal to or exceeding 115.0% of the minimum required statutory surplus after the dividend or distribution; (iii) the insurer files a notice of the dividend or distribution with the Florida OIR at least ten business days prior to the dividend payment or distribution; and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115.0% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution: (i) subject to prior approval by the Florida OIR; or (ii) 30 days after the Florida OIR has received notice of such dividend or distribution and has not disapproved it within such time.

No dividends were paid by FNIC or MNIC in 2018, 2017 and 2016, and none are anticipated in 2019.  Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR will allow any dividends to be paid by FNIC or MNIC to FNHC, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

National Association of Insurance Commissioners Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”), established risk-based capital (“RBC”) requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure four major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) other business risks from investments; and (iv) catastrophe risk. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR, which follows these requirements, could require FNIC or MNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2018 and 2017 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 329.9% and 301.9% as of December 31, 2018 and 2017, respectively. MNIC’s ratio of statutory surplus to its ACL was 774.4% and 1,070.1% as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018 and 2017, FNIC and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning an FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders.” Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions. On November 21, 2018, Demotech reaffirmed the FSR of “A” (“Exceptional”) for FNIC and MNIC.

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

The occurrence of claims from catastrophic events can result in substantial volatility in our results of operations or financial condition for any fiscal quarter or years as seen in 2018, 2017 and 2016. An elevation in the values and concentrations of insured property may increase the severity of the occurrence of claims in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Florida, South Carolina and Texas, all states in which we write homeowners policies, experienced several significant hurricanes in 2016, 2017 and 2018, which some weather analysts believe is consistent with a period of greater hurricane activity. Exposure risk management alternatives are carefully evaluated as they may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

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

We may face difficulties related to our pending acquisition of the Maison Companies, which could harm our growth or operating results.

On February 25, 2019, we entered into an agreement to acquire the Maison Companies from PIH, which remains subject to receipt of required regulatory approvals and satisfaction of other conditions to closing.

If we are able to complete the acquisition of the Maison Companies, we will face the substantial risks associated with acquisitions of existing businesses. These risks include, but are not limited to, the risk that we may not be able to integrate the operations, personnel, services or technologies of the business acquired; the risks associated with determining adequate loss reserves for the business acquired; the potential disruption of our ongoing businesses; the diversion of management attention because of the substantial management time and resources required; the difficulty in developing or maintaining controls and procedures; and the dilution of our existing shareholders resulting from the issuance of shares of our common stock as part of the acquisition consideration.

Completing the integration of the Maison Companies, if the acquisition is closed, may require us to use cash resources, incur contingent liabilities, amortize intangible assets, or write-off acquisition-related expenses. We may also be faced with material liabilities not disclosed to us as part of our due diligence process. If we are not able to address these liabilities and otherwise successfully integrate the acquired business, we may not receive the intended benefits of this acquisition. As a result, our ongoing business, financial condition and results of operations could be materially adversely affected. In addition, we cannot predict the market reactions to the completion of this acquisition.

If we are unable to grow because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our ability to grow in the future will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. We believe that our company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include issuance of debt securities, possible sales of our investment securities, and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Florida, South Carolina and Texas in 2016, 2017 and 2018, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt growth while we redeploy our capital to pay these unanticipated claims.

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

An example of an existing trend, particularly in Florida homeowners insurance, is the assignment of benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The assignment of the insurance benefits has substantially increased, and may continue to increase, our exposure to inflated claims, attorney’s fees and costs. Although legislative actions in the State of Florida to limit the effect of AOB on insurance companies are being contemplated, there can be no assurances that any such legislative actions will become law or, if enacted, that such actions will have the effect of limiting the impact on us of assignments of benefits by insureds.

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

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Insurance Guaranty Association (“FIGA”), Citizens, the FHCF, Texas Windstorm Insurance Association (“TWIA”) and Louisiana Citizens Property Insurance (“LCPI”).

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

If we fail to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we would be required to raise additional capital and we could be subject to further examination or corrective action imposed by state regulators, including limitations on out writing of additional business, additional state supervision, or liquidation. Similarly, an increase in existing RBC requirements or minimum statutory capital requirements, such as the catastrophic risk component of RBC may require us to increase our statutory capital levels.

Ratios calculated based on RBC tend to be a key criteria in the assignment of ratings by insurance rating agencies.

Our revenues and operating performance may fluctuate with business cycles in the property and casualty insurance industry.

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a “soft” insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a “hard” insurance market. Although an individual insurance company’s financial performance is dependent upon its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets.  At present, on a consolidated basis, we continue to file and obtain rate increases as the current Florida property and casualty market continues to harden, but remains competitive.  Elsewhere in the United States, we are experiencing a stable market, but increased competition.  We cannot predict how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

If we determine to expand to additional states or to expand the types of insurance products we offer, we may incur additional costs and may not obtain the necessary regulatory approvals.

Although we continue to exit our automobile and commercial general liability lines of insurance, we may determine to expand our product offerings in the future by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. Before we can write insurance in a new state, or a sell a new insurance product in a state, we must obtain a license or other approvals from the applicable state insurance regulators. These state insurance regulators may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state or offering that new product. There can be no assurance that we would be successful bringing new insurance products to our markets in a manner that is profitable.

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

We are a party to an insurance agency master agreement with ISA, an affiliate of Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners and commercial general liability insurance products to consumers in Florida. Since that time, our homeowners premiums and the percentage of homeowners premiums attributable to Allstate agents has increased rapidly. During the years ended December 31, 2018, 2017 and 2016, 23.8%, 23.8% and 24.1%, respectively, of the homeowners premiums we underwrote were from Allstate’s network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

We are a party to a managing general underwriting agreement with SageSure to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of our total homeowners premiums, 15.0%, 10.2% and 6.9%, for the years ended December 31, 2018, 2017 and 2016, respectively, were underwritten by SageSure. The profitability of the business we obtain outside of Florida through this agreement will depend substantially on the quality of underwriting performed by SageSure. An interruption in SageSure’s services for us, or issues with the quality of SageSure’s underwriting, could have a material adverse effect on the profitability of the business obtained through this relationship.

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

We depend, and will continue to depend, on the services of our executive management team, which includes Michael H. Braun, Chief Executive Officer and President, and others. Our success also will depend in part upon our ability to attract and retain qualified executive officers, experienced underwriting talent and other skilled employees who are knowledgeable about our business. If we were to lose the services of one or more members of our executive management team, our business could be adversely affected. Although we have employment agreements with certain of our executive officers, any unplanned loss of service could substantially harm our business.

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

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

•	our operating results, including a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	recognition of large unanticipated accounting charges, such as related to a loss reserve enhancement;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	Failure to successfully integrate the operations of the Maison Companies into those of the Company;

•	Demotech downgrade;

•	the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate;

•	the issuance of a significant number of shares; and

•	the other risk factors described in this Annual Report, the accompanying notes and the documents incorporated by reference herein.

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

At close of the acquisition of the Maison Companies, we will issue $25.5 million in shares of the Company’s common stock to PIH. The resale of these shares to be issued will be subsequently registered and will be subject to a five-year standstill agreement.

In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock by us, or the perception that these sales may occur, could adversely impact our stock price.
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

Our executive offices are located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in a 64,727 square foot office facility. Our lease for this office space is scheduled to expire in October 2028. Refer to Note 9 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our leases.

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

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and FedNat Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputed, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company sought a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual made a demand for arbitration in July 2016, and the district court referred the dispute to arbitration under the terms of the Co-Existence Agreement. On February 16, 2018, the arbitrator determined that the Company’s “FEDNAT” trademark does not infringe on Mutual’s trademarks and does not violate the Co-Existence Agreement. As a result, the Company has continued the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required the Company to cease using the Federated National name within 90 days. FNHC has asserted that the artibtrator exceeded his authority by ordering a name change within 90 days. FNHC attempted, but was unable, to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator. Therefore, two proceedings have been filed as a result. Mutual filed a petition to confirm the award in federal court in the District of Minnesota. The Company moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. The Company also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. The District Court in Minnesota affirmed the arbitration award, including the requirement for the name change in 90 days. FNHC has filed an appeal of the order to the U.S. Court of Appeals for the Eighth Circuit; the parties have completed briefing the appeal, and the Eighth Circuit has set oral argument for March 13, 2019. The Eighth Circuit will render a decision some time following oral argument. The District Court in the Northern District of Illinois has been asked to stay its proceedings pending the outcome of the Company’s appeal to the Eighth Circuit. There can be no assurances as to the ultimate outcome of this matter.

Refer to Note 9 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “FNHC.”

HOLDERS

As of March 1, 2019, there were 118 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is in excess of 2,500.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2018. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	39,017	3.80	262,334

Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our equity compensation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

FedNat Holding Company

	Period Ending
	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Index
FedNat Holding Company	100.00	165.73	203.99	130.61	118.07	144.41
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Insurance P&C	100.00	114.85	118.80	140.21	160.30	154.12

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2013 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Net premiums earned	$355,257	$333,481	$261,369	$213,020	$173,774
Net investment income	12,460	10,254	9,063	7,226	5,385
Net realized and unrealized investment gains (losses)	(4,144)	8,548	3,045	3,616	4,426
Direct written policy fees	13,366	17,173	16,619	9,740	7,728
Other income	19,154	22,206	17,429	9,869	7,303
Total revenues	396,093	391,662	307,525	243,471	198,616

Costs and expenses:
Losses and loss adjustment expenses	228,416	247,557	197,810	112,710	81,224
Commissions and other underwriting expenses	121,109	114,867	90,378	52,862	48,294
General and administrative expenses	22,183	19,963	17,186	14,698	10,797
Interest expense	4,177	348	348	256	—
Total costs and expenses	375,885	382,735	305,722	180,526	140,315

Income (loss) before income taxes	20,208	8,927	1,803	62,945	58,301
Income tax expense (benefit)	5,498	3,585	542	24,089	20,491
Net income (loss)	14,710	5,342	1,261	38,856	37,810
Net income (loss) attributable to non-controlling interest	(218)	(2,647)	246	(445)	—
Net income (loss) attributable to FedNat Holding Company shareholders	$14,928	$7,989	$1,015	$39,301	$37,810

Net income (loss) per share attributable to FedNat Holding Company shareholders
Basic	$1.17	$0.61	$0.07	$2.86	$3.13
Diluted	1.16	0.60	0.07	2.81	3.04
Dividends	0.24	0.32	0.27	0.18	0.13

໿

	December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Balance Sheet Data
Cash and invested assets	$515,948	$530,249	$484,275	$437,369	$370,920
Total assets	925,371	904,873	815,390	701,373	506,828
Loss and loss adjustment expense reserves	296,230	230,515	158,110	97,706	78,587
Total liabilities	710,112	677,414	580,925	455,216	317,267
Total shareholders' equity	215,259	227,459	234,465	246,157	189,561
Book value per share, excluding non-controlling interest	16.84	16.29	16.01	16.52	13.91

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth results of operations for the periods presented:
໿

	Year Ended December 31,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$567,764	(5.9)%	$603,417
Gross premiums earned	580,020	(3.8)%	603,193
Ceded premiums	(224,763)	(16.7)%	(269,712)
Net premiums earned	355,257	6.5%	333,481
Net investment income	12,460	21.5%	10,254
Net realized and unrealized investment gains (losses)	(4,144)	(148.5)%	8,548
Direct written policy fees	13,366	(22.2)%	17,173
Other income	19,154	(13.7)%	22,206
Total revenues	396,093	1.1%	391,662

Costs and expenses:
Losses and loss adjustment expenses	228,416	(7.7)%	247,557
Commissions and other underwriting expenses	121,109	5.4%	114,867
General and administrative expenses	22,183	11.1%	19,963
Interest expense	4,177	1,100.3%	348
Total costs and expenses	375,885	(1.8)%	382,735

Income (loss) before income taxes	20,208	126.4%	8,927
Income tax expense (benefit)	5,498	53.4%	3,585
Net income (loss)	14,710	175.4%	5,342
Net income (loss) attributable to non-controlling interest	(218)	(91.8)%	(2,647)
Net income (loss) attributable to FNHC shareholders	$14,928	86.9%	$7,989

Ratios to net premiums earned:
Net loss ratio	64.3%		74.2%
Net expense ratio	40.3%		40.5%
Combined ratio	104.6%		114.7%

(1)	Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

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

	Year Ended December 31,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$539,689	$8,603	$19,472	$567,764	$536,755	$43,505	$23,157	$603,417
Gross premiums earned	539,692	18,402	21,926	580,020	525,524	54,679	22,990	603,193
Ceded premiums	(197,445)	(13,744)	(13,574)	(224,763)	(227,269)	(31,037)	(11,406)	(269,712)
Net premiums earned	342,247	4,658	8,352	355,257	298,255	23,642	11,584	333,481
Net investment income	—	—	12,460	12,460	—	—	10,254	10,254
Net realized and unrealized investment gains (losses)	—	—	(4,144)	(4,144)	—	—	8,548	8,548
Direct written policy fees	8,484	4,322	560	13,366	8,715	7,846	612	17,173
Other income	14,021	1,148	3,985	19,154	13,662	3,277	5,267	22,206
Total revenues	364,752	10,128	21,213	396,093	320,632	34,765	36,265	391,662

Costs and expenses:
Losses and loss adjustment expenses	206,062	11,617	10,737	228,416	206,842	32,752	7,963	247,557
Commissions and other underwriting expenses	111,103	5,751	4,255	121,109	97,111	12,976	4,780	114,867
General and administrative expenses	18,079	325	3,779	22,183	15,403	650	3,910	19,963
Interest expense	100	—	4,077	4,177	348	—	—	348
Total costs and expenses	335,344	17,693	22,848	375,885	319,704	46,378	16,653	382,735

Income (loss) before income taxes	29,408	(7,565)	(1,635)	20,208	928	(11,613)	19,612	8,927
Income tax expense (benefit)	7,451	(1,917)	(36)	5,498	360	(4,481)	7,706	3,585
Net income (loss)	21,957	(5,648)	(1,599)	14,710	568	(7,132)	11,906	5,342
Net income (loss) attributable to non-controlling interest	(218)	—	—	(218)	(2,647)	—	—	(2,647)
Net income (loss) attributable to FNHC shareholders	$22,175	$(5,648)	$(1,599)	$14,928	$3,215	$(7,132)	$11,906	$7,989

Ratios to net premiums earned:
Net loss ratio	60.2%	249.4%	128.6%	64.3%	69.4%	138.5%	68.7%	74.2%
Net expense ratio	37.8%			40.3%	37.7%			40.5%
Combined ratio	98.0%			104.6%	107.1%			114.7%

Revenue

Total revenue increased $4.4 million, or 1.1%, to $396.1 million for the year ended December 31, 2018, as compared to $391.7 million for the year ended December 31, 2017. The increase was primarily driven by lower ceded premiums due to decreased reinsurance spend, partially offset by lower gross premiums earned and recognized losses on our investments, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2018	2017
	(In thousands)
Gross premiums written:
Homeowners Florida	$458,652	$482,039
Homeowners non-Florida	81,037	54,716
Automobile	8,603	43,505
Commercial general liability	5,384	11,048
Federal flood	14,088	12,109
Total gross premiums written	$567,764	$603,417

Gross premiums written decreased $35.6 million, or 5.9%, to $567.8 million for the year ended December 31, 2018, as compared to $603.4 million for the year ended December 31, 2017. Gross premiums written decreased primarily due to the decline in Automobile and homeowners Florida offset by the growth in homeowners non-Florida.

The lower premiums in Automobile was due to our decision to select specific types and amounts of premiums to be underwritten with consideration and focus on profitability. Automobile was not profitable throughout the 2017 year and we announced in December 2017 that we were taking the appropriate steps, including the completion of all required regulatory filings and approvals, to withdraw from Automobile. Effective August 1, 2018, a novation agreement was executed with a third party transferring the Texas automobile book to another insurance carrier. The unearned premium reserve on the in-force business and the claims handling responsibility for losses relating to the Texas auto business after July 31, 2018 were transferred to the third party. Our gross premiums written in Automobile in the fourth quarter of 2018 was insignificant. The increase in the homeowners non-Florida gross premiums written was due to the expansion of our operations outside of Florida, allowing us to leverage our infrastructure and diversify insurance risk. Additionally, homeowners Florida written premiums in 2018 includes the effect of the rate increase of 10.0%, that became effective on August 1, 2017.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2018	2017
	(In thousands)
Gross premiums earned:
Homeowners Florida	$473,121	$481,541
Homeowners non-Florida	66,571	43,983
Automobile	18,402	54,679
Commercial general liability	8,794	12,216
Federal flood	13,132	10,774
Total gross premiums earned	$580,020	$603,193

Gross premiums earned decreased $23.2 million, or 3.8%, to $580.0 million for the year ended December 31, 2018, as compared to $603.2 million for the year ended December 31, 2017. The results are a reflection of our decision to exit the Automobile and commercial general liability lines, as discussed earlier, and were partially offset by a 3.4% increase in earned premiums in Homeowners. Additionally, in homeowners Florida, our August 1, 2017 10.0% rate increase is fully reflected in earned premiums as of the end of the third quarter of 2018, representing approximately $30 million of incremental premiums earned in 2018 (from 2017) and our homeowners non-Florida continues to grow on an earned basis.

Ceded Premiums Earned

Ceded premiums earned decreased $44.9 million, or 16.7%, to $224.8 million for the year ended December 31, 2018, as compared to $269.7 million for the year ended December 31, 2017. The decrease was primarily driven by lower excess of loss reinsurance spend of $15.1 million and lower ceding from our homeowners Florida quota-share treaties, including reducing our quota-share from 10% to 2% during the third quarter of 2018, a $14.7 million impact, as well as lower gross premiums earned in Automobile during the current period as a result of lower premiums earned, as mentioned earlier.

Net Investment Income

Net investment income increased $2.2 million, or 21.5%, to $12.5 million for the year ended December 31, 2018, as compared to $10.3 million for the year ended December 31, 2017. The increase in net investment income was primarily due to the growth in our fixed income portfolio including a re-allocation of $30 million of equity investments into fixed income securities during the third quarter of 2017. The increase was also due to the improvement in the yield on our fixed income portfolio as a result of rising interest rates and from portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) declined $12.6 million, to $(4.1) million for the year ended December 31, 2018, as compared to $8.5 million for the year ended December 31, 2017. During the year ended December 31, 2018, we recognized $1.2 million in unrealized investment losses for equity securities and $2.9 million in net realized losses primarily due to the decision to liquidate certain bond positions, including positions related to tax-free municipal securities. This liquidation was done to reduce exposure in certain bond types as well as consolidate our investment strategy between MNIC's investment securities and the rest of the Company's investment securities, which resulted in us selling out of certain bond and equity positions. We also experienced losses associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Our prior year investment gains of $8.5 million were driven by a decision to re-deploy approximately $30.6 million of equities into fixed-income securities during the third quarter of 2017 in order to reduce the Company’s exposure to the equity markets.

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This new accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

Direct Written Policy Fees

Direct written policy fees decreased by $3.8 million, or 22.2%, to $13.4 million for the year ended December 31, 2018, as compared to $17.2 million for the year ended December 31, 2017. The decrease in direct written policy fees is correlated to the lower number of policies in-force in Automobile. Additionally, further impacting the decline is the fact that Automobile policies have a higher policy fee amount per premium dollar and generate policy fees twice per year (with six month policies) as compared with Homeowners policies.

Other Income

Other income decreased $3.0 million, or 13.7%, to $19.2 million for the year ended December 31, 2018, as compared to $22.2 million for the year ended December 31, 2017. Other income included the following for the periods presented:

໿

	Year Ended December 31,
	2018	% Change	2017
	(Dollars in thousands)
Other income:
Commission income	$4,649	(25.3)%	$6,227
Brokerage	12,305	4.4%	11,781
Financing and other revenue	2,200	(47.6)%	4,198
Total other income	$19,154	(13.7)%	$22,206

The decline in other income was driven by lower commission income and financing and other revenue partially offset by higher brokerage revenue. The year over year decreases were driven by lower fee income from Automobile and other fees across the business. The lower fee income from Automobile was due to the reduction in premiums earned for the year ended December 31, 2018, as compared to December 31, 2017.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses ("LAE") decreased $19.2 million, or 7.7%, to $228.4 million for the year ended December 31, 2018, as compared to $247.6 million for the year ended December 31, 2017. The lower loss ratio was the result of the the decrease in the size of Automobile ($21.2 million lower losses, including adverse development) driven by the closure of poor performing programs.
The expense was also impacted from severe weather ($31.5 million in the year ended December 31, 2018, impacts of Hurricane Michael, Hurricane Florence and Tropical Storm Gordon, as compared to $30.4 million in the year December 31, 2017, impacts of Hurricane Irma and Hurricane Harvey), as well as the continued earn-out of our homeowners Florida August 1, 2017 10% rate increase.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:
໿

	Year Ended December 31,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$56,693	$57,151
All others	19,948	20,135
Ceding commissions	(12,743)	(16,299)
Total commissions	63,898	60,987

Automobile	4,322	7,847
Homeowners non-Florida	2,147	1,223
Total fees	6,469	9,070

Salaries and wages	14,279	14,521
Other underwriting expenses	36,463	30,289
Total commissions and other underwriting expenses	$121,109	$114,867

Commissions and other underwriting expenses increased $6.2 million, or 5.4%, to $121.1 million for the year ended December 31, 2018, as compared to $114.9 million for the year ended December 31, 2017. The increase was primarily due to higher costs related to the homeowners non-Florida 50% profit share provision (which is recorded within the other underwriting expenses line) as a result of higher profitability in the year ended December 31, 2018 as compared to the year ended December 31, 2017. The higher profitability is the direct result of continued earned premium growth, together with good loss experience in these states. Additionally, we recognized higher homeowners non-Florida commission expense as a result of higher premium earned in 2018. The additional costs were partially offset by lower acquisition related costs from Automobile driven by the lower gross premiums earned during 2018 as compared with 2017.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 11.1%, to $22.2 million for the year ended December 31, 2018, as compared to $20.0 million for the year ended December 31, 2017. The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees, as well as higher payroll costs as a result of severance related costs. The higher legal and professional fees was partially driven by due diligence costs related to the acquisition of the Maison Companies, as previously announced on February 25, 2019 and further discussed earlier in this Form 10-K.

Interest Expense

Interest expense increased $3.9 million, or 1,100.3%, to $4.2 million for the year ended December 31, 2018, as compared to $0.3 million for the year ended December 31, 2017. The increase in interest expense is the result of the Company issuing $45.0 million of senior notes, late in December 2017.

Income Taxes

Income taxes increased $1.9 million, or 53.4%, to $5.5 million for the year ended December 31, 2018, as compared to $3.6 million for the year ended December 31, 2017. The increase in income tax expense is the result of higher taxable income during the year ended December 31, 2018, as compared to the year ended December 31, 2017, partially offset by the decrease in the federal corporate tax rate from 35% to 21%, effective January 1, 2018. Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information.

Operating Results Overview — Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth selected results of operations for the periods presented:

	Year Ended December 31,
	2017	% Change	2016
	(Dollars in thousands)
Revenues:
Gross premiums written	$603,417	(0.3)%	$605,485
Gross premiums earned	603,193	6.7%	565,423
Ceded premiums	(269,712)	(11.3)%	(304,054)
Net premiums earned	333,481	27.6%	261,369
Net investment income	10,254	13.1%	9,063
Net realized and unrealized investment gains (losses)	8,548	180.7%	3,045
Direct written policy fees	17,173	3.3%	16,619
Other income	22,206	27.4%	17,429
Total revenues	391,662	27.4%	307,525

Costs and expenses:
Losses and loss adjustment expenses	247,557	25.1%	197,810
Commissions and other underwriting expenses	114,867	27.1%	90,378
General and administrative expenses	19,963	16.2%	17,186
Interest expense	348	—%	348
Total costs and expenses	382,735	25.2%	305,722

Income (loss) before income taxes	8,927	395.1%	1,803
Income tax expense (benefit)	3,585	561.4%	542
Net income (loss)	5,342	323.6%	1,261
Net income (loss) attributable to non-controlling interest	(2,647)	(1,176.0)%	246
Net income (loss) attributable to FNHC shareholders	$7,989	687.1%	$1,015

Ratios to net premiums earned:
Net loss ratio	74.2%		75.7%
Net expense ratio	40.4%		41.2%
Combined ratio	114.6%		116.9%
໿

	Year Ended December 31,
	2017				2016
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$536,755	$43,505	$23,157	$603,417	$512,737	$69,479	$23,269	$605,485
Gross premiums earned	525,524	54,679	22,990	603,193	484,353	58,312	22,758	565,423
Ceded premiums	(227,269)	(31,037)	(11,406)	(269,712)	(249,972)	(44,291)	(9,791)	(304,054)
Net premiums earned	298,255	23,642	11,584	333,481	234,381	14,021	12,967	261,369
Net investment income	—	—	10,254	10,254	—	—	9,063	9,063
Net realized and unrealized investment gains (losses)	—	—	8,548	8,548	—	—	3,045	3,045
Direct written policy fees	8,715	7,846	612	17,173	7,844	8,171	604	16,619
Other income	13,662	3,277	5,267	22,206	9,106	5,479	2,844	17,429
Total revenues	320,632	34,765	36,265	391,662	251,331	27,671	28,523	307,525

Costs and expenses:
Losses and loss adjustment expenses	206,842	32,752	7,963	247,557	169,920	14,885	13,005	197,810
Commissions and other underwriting expenses	97,111	12,976	4,780	114,867	73,215	12,471	4,692	90,378
General and administrative expenses	15,403	650	3,910	19,963	13,079	600	3,507	17,186
Interest expense	348	—	—	348	348	—	—	348
Total costs and expenses	319,704	46,378	16,653	382,735	256,562	27,956	21,204	305,722

Income (loss) before income taxes	928	(11,613)	19,612	8,927	(5,231)	(285)	7,319	1,803
Income tax expense (benefit)	360	(4,481)	7,706	3,585	(2,015)	(111)	2,668	542
Net income (loss)	568	(7,132)	11,906	5,342	(3,216)	(174)	4,651	1,261
Net income (loss) attributable to non-controlling interest	(2,647)	—	—	(2,647)	246	—	—	246
Net income (loss) attributable to FNHC shareholders	$3,215	$(7,132)	$11,906	$7,989	$(3,462)	$(174)	$4,651	$1,015

Ratios to net premiums earned:
Net loss ratio	69.4%	138.5%	68.7%	74.2%	72.5%	106.2%	100.3%	75.7%
Net expense ratio	37.7%			40.5%	36.8%			41.1%
Combined ratio	107.1%			114.7%	109.3%			116.8%

Revenue

Total revenue increased $84.2 million, or 27.4%, to $391.7 million for the year ended December 31, 2017, as compared to $307.5 million for the year ended December 31, 2016. The increase in revenue was due to higher gross earned premiums and lower ceded premiums as described below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Year Ended December 31,
	2017	2016
	(In thousands)
Gross premiums written:
Homeowners Florida	$482,039	$477,489
Homeowners non-Florida	54,716	35,248
Automobile	43,505	69,479
Commercial general liability	11,048	13,256
Federal flood	12,109	10,013
Total gross premiums written	$603,417	$605,485

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

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2017	2016
	(In thousands)
Gross premiums earned:
Homeowners Florida	$481,541	$455,252
Homeowners non-Florida	43,983	29,101
Automobile	54,679	58,312
Commercial general liability	12,216	13,675
Federal flood	10,774	9,083
Total gross premiums earned	$603,193	$565,423

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

Ceded Premiums Earned

Ceded premiums earned decreased $34.4 million, or 11.3%, to $269.7 million for the year ended December 31, 2017, as compared to $304.1 million for the year ended December 31, 2016. The decrease in ceded premiums earned was driven by the expiration of the 30% and 10% Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively. The effect of these expirations was partially offset by the 10% Florida-only property quota-share treaty, which became effective on July 1, 2017.

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

Direct Written Policy Fees

Direct written policy fees increased by $0.6 million, or 3.3%, to $17.2 million for the year ended December 31, 2017, as compared to $16.6 million for the year ended December 31, 2016. The slight increase in direct written policy fees is correlated to the increase in gross premiums earned in Homeowners, offset by the decrease in gross premiums earned in Automobile, as compared to the prior year.

Other Income

Other income increased $4.8 million, or 27.4%, to $22.2 million for the year ended December 31, 2017, as compared to $17.4 million for the year ended December 31, 2016. Other income included the following for the periods presented:
໿

	Year Ended December 31,
	2017	% Change	2016
	(Dollars in thousands)
Other income:
Commission income	$6,227	(19.4)%	$7,730
Brokerage	11,781	61.0%	7,316
Financing and other revenue	4,198	76.2%	2,383
Total other income	$22,206	27.4%	$17,429

The increase in other income was due to the improvement in brokerage revenue and other revenue, partially offset by the decline in commission income. The improvement in brokerage revenue was due to the increase in the amount of our homeowners reinsurance placed, the type of reinsurance purchased and the commissions paid on these reinsurance agreements for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The improvement in other income was driven by the increased claims adjustment services, primarily related to Hurricanes Irma and Harvey for the year ended December 31, 2017, as compared to the prior year. The decline in commission income was primarily due to the lower premiums in Automobile for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $49.8 million, or 25.1%, to $247.6 million for the year ended December 31, 2017, as compared to $197.8 million for the year ended December 31, 2016. Year over year premium volume growth from Homeowners primarily drove approximately $23.0 million of the increase. During 2017, we experienced losses, net of reinsurance from catastrophe claims of $30.4 million, related to Hurricane Irma, Hurricane Harvey and other severe weather events in the states of Florida, Louisiana and Texas in Homeowners and Automobile; offset by $5.6 million of income for catastrophe claims handling, which is a reduction to net losses. We experienced adverse development, net of reinsurance, of $13.9 million, primarily in Automobile and Homeowners. The adverse development for Automobile of approximately $8.0 million was primarily driven by adjustments to cession percentages. Homeowners’ adverse development of approximately $8.0 million was driven by the continued impact of AOB and related ligation costs. Unallocated loss adjustment expense also increased by $6.5 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016. Approximately $15.0 million of the period over period increase stems from lower ceded losses for the year ended December 31, 2017, from the combination of the expiration of the retrospectively-rated 10% Florida-only property quota-share treaty and the new 10% Florida-only property quota-share treaty. These increased losses were offset by 2016 activity related to $33.3 million of catastrophe claims from Hurricane Matthew and other severe events and $11.0 million of adverse development.

Commissions and Other Underwriting Expenses

The following table sets forth commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2017	2016
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$57,151	$55,370
All others	20,135	19,640
Ceding commissions	(16,299)	(36,445)
Total commissions and other fees	60,987	38,565

Automobile	7,847	8,171
Homeowners non-Florida	1,223	909
Total fees	9,070	9,080

Salaries and wages	14,521	13,748
Other underwriting expenses	30,289	28,985
Total commissions and other underwriting expenses	$114,867	$90,378

Commissions and other underwriting expenses increased $24.5 million, or 27.1%, to $114.9 million for the year ended December 31, 2017, as compared to $90.4 million for the year ended December 31, 2016.  The increase was due primarily to a reduction in ceding commissions as a result of the termination of our 30% Florida-only property quota-share treaty on July 1, 2016. The remaining increase is due to higher gross premiums earned in Homeowners, as discussed above.

General and Administrative Expenses

General and administrative expenses increased $2.8 million, or 16.2%, to $20.0 million for the year ended December 31, 2017, as compared to $17.2 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily due to higher legal and professional fees, including audit, tax and actuarial fees.

Interest Expense

Interest expense was unchanged at $0.3 million for the years December 31, 2017 and 2016. In late December 2017, the Company issued $45.0 million of senior notes. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding the senior notes.

Income Taxes

Income taxes increased $3.1 million, or 561.4%, to $3.6 million for the year ended December 31, 2017, as compared to $0.5 million for the year ended December 31, 2016. The increase in income taxes was primarily due to an increase in taxable income. The revaluation of our net deferred tax asset as during the fourth quarter of 2017 pursuant to Tax Act added $0.3 million of expense to our 2017 tax provision. Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information on federal income tax reform.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses.  As of December 31, 2018, we had $64.4 million in cash and cash equivalents and $451.5 million in investments. As of December 31, 2017, we had $86.2 million in cash and cash equivalents and $444.0 million in investments. Total shareholders’ equity decreased $12.2 million, to $215.3 million as of December 31, 2018, as compared to $227.5 million as of December 31, 2017, driven by $16.7 million of non-controlling interest acquisition, $5.1 million of repurchases of common stock, and $4.5 million of other comprehensive loss, partially offset by $14.7 million of net income.

Historically, we have met our liquidity requirements primarily through cash generated from operations. In December 2017, we received proceeds of $25.0 million principal amount of Senior Unsecured Floating Rate Notes due 2027 (the “2027 Notes”), pursuant to an indenture dated as of December 28, 2017 (the “Indenture”), as supplemented by a supplemental indenture dated as of December 28, 2017. We also received in December 2017 proceeds of $20.0 million of Senior Unsecured Fixed Rate Notes due 2022 (the “2022 Notes”), pursuant to the Indenture, as supplemented by a supplemental indenture dated as of December 29, 2017. A portion of the proceeds from the 2027 Notes and 2022 Notes was used in February 2018 to purchase the non-controlling interest in the Monarch Entities and infuse capital into FNIC.

On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. Refer to Note 17 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the 2029 Notes as well as the pending acquisition of the Maison Companies. The cash from the offering will be used to purchase PIH, retire the 2027 Notes and 2022 Notes, as referenced above, and other general corporate purposes, including potential repurchases of shares of our common stock and managing the capital needs of our subsidiaries.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not not limited to incurring additional debt above certain thresholds. The Company's actual debt to equity ratio at December 31, 2018 and 2017 was approximately 21% and 22%, respectively.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of this Annual Report, our insurance operations are subject to the laws and regulations of the states in which we operate. The Florida OIR and their regulatory counterparts in other states utilize the NAIC RBC requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies. As of December 31, 2018, FNIC’s statutory surplus was $161.7 million and its RBC ratio was 329.9%.

Based upon the 2018, 2017 and 2016 statutory financial statements for FNIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 329.9% and 301.9% as of December 31, 2018 and 2017, respectively. MNIC’s ratio of statutory surplus to its ACL was 774.4% and 1,070.1% as of December 31, 2018 and 2017, respectively.

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

Operating Activities

Net cash provided by operating activities increased to $30.3 million for the year ended December 31, 2018 from $13.1 million for the year ended December 31, 2017.  This increase primarily reflects higher net premiums collected and lower loss and loss adjustment expenses, net of reinsurance paid for the year ended December 31, 2018, as compared to prior year.

Net cash provided by operating activities decreased to $13.1 million for the year ended December 31, 2017 from $69.8 million for the year ended December 31, 2016. This decrease primarily reflects higher loss and loss adjustment expenses, net of reinsurance paid, partially offset by higher net premiums collected for the year ended December 31, 2017, as compared to prior year.

Investing Activities

Net cash used in investing activities was $21.2 million for the year ended December 31, 2018, as compared to $31.7 million for the year ended December 31, 2017, representing net growth in our investment portfolio each year.  The change was due to higher maturities and redemptions of debt securities of $92.7 million for the year ended December 31, 2018, as compared to $38.0 million the year ended December 31, 2017, and lower purchases of debt securities of $337.8 million for the year ended December 31, 2018, as compared to $339.7 million for the prior year. These changes were partially offset by lower proceeds from sales of equity securities of $10.6 million for the year ended December 31, 2018, as compared to $57.1 million for the year ended December 31, 2017.

Net cash used in investing activities was $31.7 million for the year ended December 31, 2017, as compared to $33.2 million for the year ended December 31, 2016. The change was due to the higher purchases of debt and equity investment securities of $375.5 million for the year ended December 31, 2017, as compared to $342.1 million the year ended December 31, 2016, and the lower proceeds from sales of debt and equity investment securities of $306.7 million for the year ended December 31, 2017, as compared to $311.1 million for the prior year. These changes were partially offset by the maturities and redemptions of debt securities of $38.0 million for the year ended December 31, 2017, as compared to $81.8 million for the year ended December 31, 2016.

Financing Activities

Net cash used by financing activities was $30.9 million for the year ended December 31, 2018, as compared to net cash provided of $30.2 million for the year ended December 31, 2017. The change was due payment of long-term debt of $5 million for the year ended December 31, 2018, as compared to proceeds of $45.0 million in the prior year, and the purchase of of our non-controlling interest of $16.7 million for the year ended December 31, 2018. These changes were particially offset by lower repurchases of common stock during 2018 compared to 2017.

Net cash provided by financing activities was $30.2 million for the year ended December 31, 2017, as compared to net cash used of $15.0 million for the year ended December 31, 2016.  The change was due to the proceeds from borrowings of notes payable in December 2017 of $45.0 million for the year ended December 31, 2017, as compared to the absence of any proceeds from borrowing in the prior year. The change was slightly offset by the lower repurchases of our common stock of $10.6 million for the year ended December 31, 2017, as compared to the common stock repurchases of $11.3 million for the year ended December 31, 2016, and the lower amount of dividends paid of $4.3 million for the year ended December 31, 2017, as compared to $4.7 million paid during the prior year.

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

CONTRACTUAL OBLIGATIONS

The table sets forth a summary of long-term contractual obligations as of December 31, 2018, and includes amounts that represent estimates of gross undiscounted amounts payable over time, as follows:

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Loss and loss adjustment expense reserves (1)	$296,230	$174,775	$88,869	$17,774	$14,812
Long-term debt (2)	45,000	—	—	20,000	25,000
Operating leases	10,297	802	1,939	2,056	5,500
Total long-term contractual obligations	$351,527	$175,577	$90,808	$39,830	$45,312

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

(2)
Long-term debt payments on notes payable, excludes deferred financing costs. During the first quarter of 2019, the Company will retire these Notes, in connection with the offering of the 2029 Notes. Refer to Note 17 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the 2029 Notes as well as the pending acquisition of the Maison Companies.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), which requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may materially differ from those estimates.

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

Investments

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity of more than three months, including corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  The Company determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date.

Held-to-maturity debt securities are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other debt securities are classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale and periods prior to January 1, 2018 for equity securities, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of operations.  Any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income. As a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) beginning on January 1, 2018 equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income.

When we invest in certain companies, such as limited partnerships and limited liability companies, and if we determine we are not the primary beneficiary, we account for them using the equity method to determine the carry value, which is included in other assets on our Consolidated Balance Sheets. Our maximum exposure to loss is limited to the capital we invest.

Net realized gains and losses on investments are determined in accordance with the specific identification method.
Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

Premiums and Unearned Premiums

We recognize premiums as revenue on a pro-rata basis over the term of an insurance policy.  Assumed reinsurance premiums written and earned are based on reports received from ceding companies for pro-rata treaty contracts and are generally recorded as written based on contract terms for excess-of-loss and quota-share contracts.  Premiums are earned ratably over the terms of the related coverage.

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

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.  Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net losses and LAE incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the estimated ultimate premium or commission is recognized over the period of the contract.

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

Losses and Loss Adjustment Expenses

Overview

The estimation of the liability for unpaid losses and LAE is inherently difficult and subjective, especially in view of changing legal and economic environments that impact the development of loss reserves, and therefore, quantitative techniques frequently have to be supplemented by subjective considerations and managerial judgment. In addition, trends that have affected development of liabilities in the past may not necessarily occur or affect liability development to the same degree in the future.

Each of our insurance companies establishes reserves on its balance sheet for unpaid losses and LAE related to its property and casualty insurance and related reinsurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and LAE includes significant estimates for IBNR claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded.

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

The process of recording quarterly and annual liabilities for unpaid losses and LAE for short-tail lines is primarily focused on maintaining an appropriate reserve level for reported claims and IBNR. Specifically, we assess the reserve adequacy of IBNR in light of such factors as the current levels of reserves for reported claims and expectations with respect to reporting lags, catastrophe events, historical data, legal developments, and economic conditions, including the effects of inflation.

Standard actuarial methodologies employed to estimate ultimate losses incorporate the inherent lag from the time claims occur to when they are reported to an insurer and if applicable, to when an insurer reports the claims to a reinsurer. Certain actuarial methodologies may be more appropriate than others in instances where this lag may not be consistent from period to period. Consequently, additional actuarial judgment is employed in the selection of methodologies to best incorporate the potential impact of this situation.

Our insurance companies provide coverage on both a claims-made and occurrence basis. Claims-made policies generally require that claims occur and be reported during the coverage period of the policy. Occurrence policies allow claims which occur during a policy’s coverage period to be reported after the coverage period, and as a result, these claims can have a very long claim tail, occasionally extending for decades. Casualty claims can have a very long claim tail, in certain situations extending for many years. In addition, casualty claims are more susceptible to litigation and the legal environment and can be significantly affected by changing contract interpretations, all of which contribute to extending the claim tail. For long-tail casualty lines of business, estimating the ultimate liabilities for unpaid losses and LAE is a more complex process and depends on a number of factors, including the line and volume of the business involved. For these reasons, our insurance companies will generally use actuarial projections in setting reserves for all casualty lines of business.

In conformity with GAAP, our insurance companies are not permitted to establish reserves for catastrophe losses that have not occurred. Therefore, losses related to a significant catastrophe, or accumulation of catastrophes, in any reporting period could have a material adverse effect on our results of operations and financial condition during that period.

We believe that the reserves for unpaid losses and LAE established by our insurance companies are adequate as of December 31, 2018; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

Methodologies and Assumptions

Our insurance companies use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance subsidiaries and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

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

Prior Year Development

Our insurance companies continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

Refer to Note 1 and Note 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our losses and LAE.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss, capital loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period that includes the enactment date. Such a change occurred in the fourth quarter of 2017. Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our income taxes.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for a discussion of recent accounting pronouncements and their effect, if any, on our company.

Off-Balance Sheet Transactions

For the years ended December 31, 2018 and 2017, we did not have any off balance sheet transactions.

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
Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2018, approximately 94% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-to-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 98% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Principal cash flows and the related weighted average interest rate by expected maturity date, based upon par values, for the financial instruments sensitive to changes in interest rates, includes the following:
໿

								Carrying
	2019	2020	2021	2022	2023	Thereafter	Total	Amount
	(Dollars in thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$1,105	$7,975	$125	$14,425	$7,360	$17,420	$48,410	$47,878
Obligations of states and political subdivisions	1,575	1,500	—	4,800	310	1,490	9,675	9,767
Corporate	13,298	23,309	26,150	61,818	26,323	98,941	249,839	245,264
International	2,138	3,181	3,434	5,813	1,015	7,181	22,762	22,330
Collateralized mortgage obligations	2,746	1,309	1,242	3,504	4,230	93,522	106,553	108,528
Total investments	$20,862	$37,274	$30,951	$90,360	$39,238	$218,554	$437,239	$433,767

Weighted average interest rate by expected maturity:
United States government obligations and authorities	2.60%	1.93%	2.53%	1.66%	2.65%	2.32%	2.12%
Obligations of states and political subdivisions	5.32%	2.35%	—%	3.17%	3.54%	3.56%	3.47%
Corporate securities	4.24%	3.12%	3.71%	3.28%	3.79%	3.78%	3.62%
International securities	5.61%	3.35%	2.91%	3.10%	3.41%	4.20%	3.70%
Collateralized mortgage obligations	2.92%	3.24%	3.30%	3.51%	3.75%	3.90%	3.84%
Total investments	4.20%	2.86%	3.60%	3.02%	3.56%	3.73%	3.51%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedNat Holding Company and subsidiaries (the “Company”) as of
December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Charlotte, North Carolina
March 7, 2019

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
໿

	December 31,
	2018	2017
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $433,664 and $422,300, respectively)	$428,641	$423,238
Debt securities, held-to-maturity, at amortized cost	5,126	5,349
Equity securities, at fair value	17,758	15,434
Total investments (including $0 and $26,284 related to the VIE, respectively)	451,525	444,021
Cash and cash equivalents (including $0 and $14,211 related to the VIE, respectively)	64,423	86,228
Prepaid reinsurance premiums	108,577	135,492
Premiums receivable, net of allowance of $77 and $70, respectively (including $0 and $1,184 related to the VIE, respectively)	29,791	46,393
Reinsurance recoverable, net	211,424	124,601
Deferred acquisition costs, net	39,436	40,893
Income taxes, net	5,220	9,817
Property and equipment, net	4,819	4,025
Other assets (including $0 and $2,322 related to the VIE, respectively)	10,156	13,403
Total assets	$925,371	$904,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$296,230	$230,515
Unearned premiums	281,992	294,423
Reinsurance payable	63,599	71,944
Long-term debt, net of deferred financing costs of $596 and $749, respectively	44,404	49,251
Deferred revenue	4,585	6,222
Other liabilities	19,302	25,059
Total liabilities	710,112	677,414

Commitments and contingencies (see Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,784,444 and 12,988,247 shares issued and outstanding, respectively	128	130
Additional paid-in capital	141,128	139,728
Accumulated other comprehensive income (loss)	(3,750)	1,770
Retained earnings	77,753	70,009
Total shareholders’ equity attributable to FedNat Holding Company shareholders	215,259	211,637
Non-controlling interest	—	15,822
Total shareholders’ equity	215,259	227,459
Total liabilities and shareholders' equity	$925,371	$904,873

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net premiums earned	$355,257	$333,481	$261,369
Net investment income	12,460	10,254	9,063
Net realized and unrealized investment gains (losses)	(4,144)	8,548	3,045
Direct written policy fees	13,366	17,173	16,619
Other income	19,154	22,206	17,429
Total revenues	396,093	391,662	307,525

Costs and expenses:
Losses and loss adjustment expenses	228,416	247,557	197,810
Commissions and other underwriting expenses	121,109	114,867	90,378
General and administrative expenses	22,183	19,963	17,186
Interest expense	4,177	348	348
Total costs and expenses	375,885	382,735	305,722

Income (loss) before income taxes	20,208	8,927	1,803
Income tax expense (benefit)	5,498	3,585	542
Net income (loss)	14,710	5,342	1,261
Net income (loss) attributable to non-controlling interest	(218)	(2,647)	246
Net income (loss) attributable to FedNat Holding Company shareholders	$14,928	$7,989	$1,015

Net Income (Loss) Per Common Share
Basic	$1.17	$0.61	$0.07
Diluted	$1.16	$0.60	$0.07

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,775	13,170	13,758
Diluted	12,867	13,250	13,922

Dividends Declared Per Common Share	$0.24	$0.32	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

໿

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$14,710	$5,342	$1,261

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(5,444)	(429)	(1,740)
Comprehensive income (loss)	9,266	4,913	(479)

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	(447)	(2,905)	550
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$9,713	$7,818	$(1,029)

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2016	$—	13,798,773	$138	$131,998	$3,985	$91,859	$227,980	18,177	$246,157
Net income (loss)	—	—	—	—	—	1,015	1,015	246	1,261
Other comprehensive income (loss)	—	—	—	—	(2,044)	—	(2,044)	304	(1,740)
Dividends	—	—	—	—	—	(4,677)	(4,677)	—	(4,677)
Shares issued under share-based compensation plans	—	299,165	—	361	—	—	361	—	361
Tax benefits from share-based compensation awards	—	—	—	589	—	—	589	—	589
Repurchases of common stock		(624,818)	(4)	—	—	(11,313)	(11,317)	—	(11,317)
Share-based compensation	—	—	—	3,831	—	—	3,831	—	3,831
Balance as of December 31, 2016	—	13,473,120	134	136,779	1,941	76,884	215,738	18,727	234,465
Net income (loss)	—	—	—	—	—	7,989	7,989	(2,647)	5,342
Other comprehensive income (loss)	—	—	—	—	(171)	—	(171)	(258)	(429)
Dividends	—	—	—	—	—	(4,251)	(4,251)	—	(4,251)
Shares issued under share-based compensation plans	—	169,647	—	103	—	—	103	—	103
Repurchases of common stock	—	(654,520)	(4)	—	—	(10,613)	(10,617)	—	(10,617)
Share-based compensation	—	—	—	2,846	—	—	2,846	—	2,846
Balance as of December 31, 2017	—	12,988,247	130	139,728	1,770	70,009	211,637	15,822	227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	14,928	14,928	(218)	14,710
Other comprehensive income (loss)	—	—	—	—	(4,221)	—	(4,221)	(229)	(4,450)
Dividends declared	—	—	—	—	—	(3,120)	(3,120)	—	(3,120)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	122,905	1	38	—	—	39	—	39
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	2,367	—	—	2,367	—	2,367
Balance as of December 31, 2018	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259	$—	$215,259

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities:
Net income (loss)	$14,710	$5,342	$1,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	4,144	(8,548)	(3,045)
Amortization of investment premium or discount, net	1,546	3,909	5,346
Depreciation and amortization	1,385	1,166	869
Share-based compensation	2,367	2,846	4,420
Tax impact related to share-based compensation	(44)	(193)	—
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	26,915	21,440	24,908
Premiums receivable, net	16,602	8,461	(16,260)
Reinsurance recoverable, net	(86,823)	(76,738)	(35,149)
Deferred acquisition costs	1,457	999	(24,226)
Income taxes, net	6,153	4,596	(16,485)
Deferred revenue	(1,637)	(612)	1,074
Loss and loss adjustment expense reserves	65,715	72,405	60,404
Unearned premiums	(12,431)	401	40,062
Reinsurance payable	(8,345)	(7,210)	18,085
Other	(1,444)	(15,158)	8,486
Net cash provided by (used in) operating activities	30,270	13,106	69,750
Cash flow from investing activities:
Proceeds from sales of equity securities	10,639	57,125	30,621
Proceeds from sales of debt securities	228,777	249,584	198,676
Purchases of equity securities	(13,542)	(35,811)	(16,716)
Purchases of debt securities	(337,776)	(339,667)	(325,397)
Maturities and redemptions of debt securities	92,744	38,038	81,812
Purchases of property and equipment	(2,026)	(976)	(2,147)
Net cash provided by (used in) investing activities	(21,184)	(31,707)	(33,151)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	—	45,000	—
Payment of long-term debt	(5,000)	—	—
Purchase of non-controlling interest	(16,685)	—	—
Purchases of FedNat Holding Company common stock	(5,061)	(10,616)	(11,317)
Issuance of common stock for share-based awards	39	103	361
Tax impact related to share-based compensation	—	—	589
Dividends paid	(4,184)	(4,251)	(4,677)
Net cash provided by (used in) financing activities	(30,891)	30,236	(15,044)
Net increase (decrease) in cash and cash equivalents	(21,805)	11,635	21,555
Cash and cash equivalents at beginning-of-period	86,228	74,593	53,038
Cash and cash equivalents at end-of-period	$64,423	$86,228	$74,593

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

໿

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$4,266	$308	$313
Cash paid (received) during the period for income taxes	$(1,104)	$(354)	$14,360

The accompanying notes are an integral part of the consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PREPARATION

Organization

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or "our") is an insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   The Company, through its wholly owned subsidiaries, is authorized to underwrite and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. The Company markets, distributes and services its own and third-party insurers’ products and other services through a network of independent and general agents.

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

Crosswinds AUM LLC, a subsidiary of Crosswinds Holdings, served as an investment consultant to FNHC through December 31, 2018 for a quarterly fee of $75,000. In addition, subsidiaries of Crosswinds Holdings and TransRe each had a right of first refusal through December 31, 2018 to participate in our catastrophe excess of loss reinsurance program, at market rates and terms, up to a placement of $10.0 million in reinsurance limit in the aggregate from Crosswinds Holdings and up to a placement of $10.0 million in reinsurance limit in excess of its placement on our current catastrophe excess of loss reinsurance program from TransRe. TransRe does currently participate in the reinsurance program.

Refer to Basis of Presentation and Principles of Consolidation and Note 17 below.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 23.8%, 23.8% and 24.1%, were from Allstate’s network of Florida agents, for the years ended December 31, 2018, 2017 and 2016, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to underwrite our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 15.0%,10.2% and 6.9% respectively, of the Company’s premiums were underwritten by SageSure, for the years ended December 31, 2018, 2017, and 2016 respectively.

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

As of December 31, 2017, in connection with the investment in Monarch Delaware, the Company had determined that the Company possessed the power to direct the activities of the VIE that most significantly impact its economic performance and the Company was the primary beneficiary of the VIE.  As such, the Company consolidated Monarch Delaware in its consolidated financial statements. Refer to Monarch National Insurance Company above, related to our 100% ownership of Monarch Delaware that became effective on February 21, 2018. In accordance with the accounting standard on consolidation, a primary beneficiary that acquires additional ownership of the previously controlled and consolidated subsidiaries is accounted for as an equity transaction and re-measurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for this transaction by eliminating the carrying value of the non-controlling interest to reflect our 100% ownership interest in MNIC as of February 21, 2018. The difference between the consideration paid and the amount by which the non-controlling interest was eliminated has been recognized in additional paid-in capital. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC. Refer to Note 14 below for additional information regarding the VIE.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

Similar to other property and casualty insurers, the Company’s liability for loss and loss and adjustment expenses ("LAE") reserves, although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, the Company believes that the liability and LAE reserve is adequate. The Company reviews and evaluates its estimates and assumptions regularly and makes adjustments, reflected in current operations, as necessary, on an ongoing basis.

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

Refer to Note 3 below for additional information regarding fair value.

Investments

Investments consist of debt and equity securities.  Debt securities consist of securities with an initial fixed maturity of more than three months, including corporate bonds, municipal bonds and United States government bonds.  Equity securities generally consist of securities that represent ownership interests in an enterprise.  The Company determines the appropriate classification of investments in debt and equity securities at the acquisition date and re-evaluates the classification at each balance sheet date.

Held-to-maturity debt securities are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other debt securities are classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale and periods prior to January 1, 2018 for equity securities, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment (“OTTI”) loss on the statement of operations.  Any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income. As a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) beginning on January 1, 2018 equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Refer to Note 2 below for additional information related to ASU 2016-01.

When we invest in certain companies, such as limited partnerships and limited liability companies, and if we determine we are not the primary beneficiary, we account for them using the equity method to determine the carry value, which is included in other assets on our Consolidated Balance Sheets. Our maximum exposure to loss is limited to the capital we invest.

Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities; less expenses related to investments.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Refer to Note 4 below for additional information regarding investments.

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

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources.  Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants.  Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets.  To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter.  In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors.  Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.  To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables.  As of December 31, 2018 and 2017, the Company did have any allowances for uncollectible reinsurance recoverables.

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.

Ceded commissions reduce commissions, brokerage and other underwriting expenses and ceded losses incurred reduce net losses and LAE incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the Company records adjustments to the premiums or ceding commission revenue in the period that changes in the estimated losses are determined.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using a straight-line method over the estimated useful lives, ranging from 5 to 15 years.  Repairs and maintenance are charged to expense as incurred.

The Company accounts for internal-use software development costs in accordance with accounting guidelines which state that software costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use is charged to expense as incurred until the project enters the application development phase.  Costs incurred in the application development phase are capitalized and are depreciated using the straight-line method over an estimated useful life of 3 years, beginning when the software is ready for use.

Direct Written Policy Fees

Policy fees represent a non-refundable application fee for insurance coverage. These policy fees are deferred over the related policy term in a manner consistent with how the related premiums are earned.

Other Income

Other income represents brokerage, commission related income from the Company’s agency operations, fees generated from the personal automobile line of business as well as recognition of equity method investment results. Brokerage income is recognized over the term of the reinsurance period, typically one year. Commission income from agency operations are recognized up-front upon policy inception. The fees associated with the personal automobile line of business are recognized ratably over the related policy term, generally six months. In applying the equity method, the Company records its initial investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses with any dividends or distributions received are recorded as a decrease in the carrying value of the investment.

Losses and Loss Adjustment Expenses

The reserves for losses and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Such liabilities are determined based upon the Company’s assessment of claims pending and the development of prior years’ loss liability, including liabilities based upon individual case estimates for reported losses and LAE and estimates of such amounts that are incurred but not yet reported (“IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

The Company’s management makes assumptions, estimates and judgments, which are subject to change, in accounting for income taxes. The Company’s management also considers events and transactions on an on-going basis and the laws enacted as of the Company’s reporting date. The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017, and the effect of changes in federal tax law and applicable statutory rates is recorded in the consolidated financial statements in the period of enactment. As such, the Tax Act affected the Company’s deferred income tax provision in the consolidated statement of operations for the year ended December 31, 2017 and the deferred income tax assets and liabilities balances in the consolidated balance sheet as of December 31, 2017. Both the current and deferred income tax provisions are affected for 2018. Refer to Note 8 below for further information regarding income taxes.

Share-Based Compensation

We expense the fair value of stock awards included in our stock incentive compensation plans. The Company grants awards and amortizes them on a straight-line over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance based awards. For all restricted stock awards (“RSAs”), excluding relative total shareholder return ("TSR"), the fair value is determined based on the closing market price on the date of grant.  The TSR grant date fair value are determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. Non-employee directors are treated as employees for accounting purposes. The non-cash share-based compensation expense is reflected in commissions and other underwriting and general and administrative expense on our Consolidated Statements of Operations and is recognized as an increase to additional paid-in capital on our Consolidated Balance Sheets.

Basic and Diluted Net Income (Loss) per Share

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

Recently Issued Accounting Pronouncements, Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects that consideration to which the entity expects to be entitled in exchange for that good or service. The Company adopted this update and the other related revenue standard clarifications and technical guidance

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

effective January 1, 2018, using the modified retrospective approach. The Company completed the analysis of its non-insurance revenues and has concluded that the implementation did not have any impact on the Company’s consolidated financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Most notably, the combined new guidance required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative adjustment, which increased retained earnings and decreased accumulated other comprehensive income by $1.0 million. This adjustment represented the level of net unrealized gains and losses associated with our equity investments with readily determinable market values as of January 1, 2018. The adoption also resulted in the recognition of $(1.2) million in our consolidated statements of operations and statements of comprehensive income (loss), which represented the change in net unrealized gains and losses on our equity securities for 2018. This new guidance increases our earnings volatility compared to the prior accounting rules.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The update superseded the prior lease guidance in Topic 840, Leases and lessees were required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The guidance has been adopted effective January 1, 2019, and we expect to reflect approximately an $6 million right-of-use asset, after-tax, and $6 million lease liability, after-tax, on our March 31, 2019 consolidated balance sheets for our leases in existence as of that date. All of the Company's leases were classified as operating leases and we elected the practical expedient, therefore no adjustment to comparative prior periods presented will be made.  There will be no significant difference in our pattern of lease expense recognition on our consolidated statements of operations, under this ASU.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

•
Level 2 — Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques using observable market data.  Significant other observable that can be corroborated by observable market data; and

•
Level 3 — Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$43,918	$83,950	$—	$127,868
Obligations of states and political subdivisions	—	9,767	—	9,767
Corporate securities	—	268,731	—	268,731
International securities	—	22,275	—	22,275
Debt securities, at fair value	43,918	384,723	—	428,641

Equity securities, at fair value	16,037	1,721	—	17,758

Total investments, at fair value	$59,955	$386,444	$—	$446,399

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$51,219	$46,918	$—	$98,137
Obligations of states and political subdivisions	—	66,266	—	66,266
Corporate securities	—	240,919	—	240,919
International securities	—	17,916	—	17,916
Debt securities, at fair value	51,219	372,019	—	423,238

Equity securities, at fair value	15,434	—	—	15,434

Total investments, at fair value	$66,653	$372,019	$—	$438,672

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 4) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018	$3,809	$1,155	$—	$4,964
December 31, 2017	3,936	1,338	—	5,274

We measure the fair value of our securities based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  We review the third party pricing methodologies on a quarterly basis and validate the fair value prices to a separate independent data service and ensure there are no material differences. Additionally, market indicators, industry and economic events are monitored.

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of December 31, 2018 and 2017.  Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 or 2017, and we noted no significant changes in our valuation methodologies between those periods.

The Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of December 31, 2018 and 2017. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2018, 2017 and 2016.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$127,928	$1,091	$1,151	$127,868
Obligations of states and political subdivisions	9,870	27	130	9,767
Corporate	273,192	510	4,971	268,731
International	22,674	12	411	22,275
	433,664	1,640	6,663	428,641

Debt securities - held-to-maturity:
United States government obligations and authorities	4,085	1	158	3,928
Corporate	986	2	6	982
International	55	—	1	54
	5,126	3	165	4,964
Total investments, excluding equity securities (1)	$438,790	$1,643	$6,828	$433,605

(1)
As a result of the adoption of ASU 2016-01 on January 1, 2018 (see additional details in Note 2 above) for our equity securities we now recongnize changes in unrealized gains or losses within our statements of operations; therefore they are not included as of December 31, 2018.

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$98,739	$244	$846	$98,137
Obligations of states and political subdivisions	66,319	325	378	66,266
Corporate	239,435	2,233	749	240,919
International	17,807	136	27	17,916
	422,300	2,938	2,000	423,238

Debt securities - held-to-maturity:
United States government obligations and authorities	$4,160	$9	$106	$4,063
Corporate	1,123	21	—	1,144
International	66	1	—	67
	5,349	31	106	5,274
Equity securities	14,085	1,628	279	15,434
Total investments	$441,734	$4,597	$2,385	$443,946

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses), by major investment category, consisted of the following:

໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$423	$1,814	$3,208
Equity securities	2,374	9,944	4,264
Total gross realized and unrealized gains	2,797	11,758	7,472

Gross realized and unrealized losses:
Debt securities	(3,990)	(1,671)	(1,614)
Equity securities	(2,951)	(1,539)	(2,813)
Total gross realized and unrealized losses	(6,941)	(3,210)	(4,427)
Net realized and unrealized gains (losses) on investments	$(4,144)	$8,548	$3,045

The above line item, net realized and unrealized gains (losses) on investments, includes $(1.2) million of net unrealized gains (losses) on equity securities for the year ended December 31, 2018.

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	December 31, 2018
	Amortized
	Cost	Fair Value
	(In thousands)
Securities with Maturity Dates
Debt securities, available-for-sale:
One year or less	$20,349	$20,285
Over one through five years	194,166	192,491
Over five through ten years	216,543	213,427
Over ten years	2,606	2,438
	433,664	428,641
Debt securities, held-to-maturity:
One year or less	650	650
Over one through five years	4,088	3,935
Over five through ten years	388	379
	5,126	4,964
Total	$438,790	$433,605

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Net Investment Income

Net investment income consisted of the following: ໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest income	$12,253	$9,776	$7,920
Dividends income	207	478	1,143
Net investment income	$12,460	$10,254	$9,063

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities (and equity securities as of December 31, 2017), grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$22,673	$246	$29,727	$905	$52,400	$1,151
Obligations of states and political subdivisions	3,254	18	4,786	112	8,040	130
Corporate	160,361	3,058	53,232	1,913	213,593	4,971
International	15,608	217	4,678	194	20,286	411
	201,896	3,539	92,423	3,124	294,319	6,663

Debt securities, held-to-maturity:
United States government obligations and authorities	229	1	3,113	157	3,342	158
Corporate	591	6	90	—	681	6
International	54	1	—	—	54	1
	874	8	3,203	157	4,077	165

	$202,770	$3,547	$95,626	$3,281	$298,396	$6,828

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2017
Debt securities - available-for-sale:
United States government obligations and authorities	$52,368	$517	$19,287	$329	$71,655	$846
Obligations of states and political subdivisions	32,030	221	5,676	157	37,706	378
Corporate	109,780	625	6,452	124	116,232	749
International	8,935	27	25	—	8,960	27
	203,113	1,390	31,440	610	234,553	2,000

Debt securities, held-to-maturity:
United States government obligations and authorities	523	4	2,730	102	3,253	106
Corporate	211	—	—	—	211	—
	734	4	2,730	102	3,464	106

Equity securities	4,312	279	—	—	4,312	279

	$208,159	$1,673	$34,170	$712	$242,329	$2,385

As of December 31, 2018, the Company held a total of 1,222 debt securities that were in an unrealized loss position, of which 371 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2017, the Company held a total of 804 debt and equity securities that were in an unrealized loss position, of which 81 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

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

As discussed in Note 2 above, beginning January 1, 2018, the Company’s equity investments are measured at fair value through net income. Prior to January 1, 2018, the Company’s assessment of equity securities initially involved an evaluation of all securities that are in an unrealized loss position, regardless of the duration or severity of the loss, as of the applicable balance sheet date. Such initial review consisted primarily of assessing whether: (i) there had been a negative credit or news event with respect to the issuer that could indicate the existence of an OTTI; and (ii) the Company had the ability and intent to hold an equity security for a period of time sufficient to allow for an anticipated recovery (generally considered to be one year from the balance sheet date).

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

The determination that unrealized losses on such securities were other-than-temporary was primarily based on the duration of the decline in the fair value of such securities relative to their cost as of the balance sheet date. OTTI losses were $0.0 million, $0.0 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Collateral Deposits

Cash and cash equivalents and investments, the majority of which are debt securities, with fair values of $10.3 million and $12.9 million as of December 31, 2018 and 2017, respectively, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations.

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

Significant Reinsurance Contracts

2017-2018 Excess of Loss Reinsurance Programs
FNIC’s 2017-2018 reinsurance programs, which cost $174.4 million, included $124.0 million for the private reinsurance for FNIC’s Florida exposure, with prepaid automatic premium reinstatement protection on all layers, along with approximately $50.4 million payable to the Florida Hurricane Catastrophe Fund (“FHCF”). The combination of private and FHCF reinsurance treaties affords FNIC with $2.2 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.5 billion, exclusive of retentions. FNIC maintained its FHCF participation at 75% for the 2017 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida was $18.0 million.

FNIC’s private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective June 1, 2017 and July 1, 2017. All private layers have prepaid automatic reinstatement protection, except the FHCF supplemental layer reinsurance contract, which afforded FNIC additional coverage for subsequent events. The reinsurance program included multiple year protection with $89.0 million of new multiple year protection this year and $156.0 million of renewed multiple year protection from last year. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attached after $25.1 million in losses for FNIC’s exposure. FNIC purchased an underlying limit of protection for $7.1 million excess of $18.0 million with prepaid automatic reinstatement protection. These treaties are with reinsurers that had an A.M. Best Company (“A.M. Best”) or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s non-Florida excess of loss reinsurance treaties affords us up to an additional $21.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage up to $16.0 million. The Non-Florida retention is lowered to $13.0 million for the first event and $2.0 million for the second event (for hurricane losses only) on a gross basis though it is reduced to $6.5 million and $1.0 million on a net basis after taking into account the profit share agreement that FNIC has with our non-affiliated managing general underwriter that writes our Non-Florida property business. FNIC’s Non-Florida reinsurance program cost included $1.7 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

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

MNIC’s private market excess of loss treaties became effective July 1, 2017, and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC’s Florida exposure. These treaties are with reinsurers that had an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

2018-2019 Excess of Loss Reinsurance Programs
With the February 21, 2018 acquisition of the minority interests of MNIC, the Company has combined both FNIC and MNIC under a single program allowing the Company to capitalize on efficiencies and scale. FNIC and MNIC’s combined 2018-2019 reinsurance programs is estimated to cost $148.8 million. This amount includes approximately $102.7 million for the private reinsurance for the Company’s exposure, including prepaid automatic premium reinstatement protection, along with approximately $46.1 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC and MNIC approximately $1.8 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2018 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $20.0 million, up slightly from the 2017-2018 reinsurance program and MNIC’s single event pre-tax retention for a catastrophic event is $3.0 million, down slightly from the 2017-2018 reinsurance program.

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

Quota-Share Reinsurance Programs
FNIC's reinsurance programs also include quota-share treaties. One such treaty for 30% became effective July 1, 2014, and another for 10% became effective on July 1, 2015 with each running for two years. The combined treaties provided up to a 40% quota-share reinsurance on covered losses for the homeowners’ property and liability insurance program in Florida. The treaties were accounted for as retrospectively rated contracts whereby the estimated ultimate premium or commission is recognized over the period of the contracts.

On July 1, 2016, the 30% quota-share treaty expired on a cut-off basis, which means as of that date the Company retained an incremental 30% of its unearned premiums and losses. On July 1, 2017, the 10% quota-share treaty expired on a cut-off basis, which means as of that date we retained an incremental 10% of the underlying unearned premiums and losses. The reinsurers remain liable for  the paid losses occurring during the terms of the treaties, until each treaty is commuted.

On July 1, 2017, FNIC bound a new 10% quota-share on its Florida homeowners book of business, which excluded named storms. This treaty is not subject to accounting as a retrospectively rated contract. This treaty expired on July 1, 2018 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded will be returned to FNIC.

FNIC’s quota-share reinsurance program for 2018-2019, is a new treaty on FNIC’s Florida homeowners book of business, which became effective on July 1, 2018 on an in-force, new and renewal basis, excluding named storms and was initially set at 2%. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

The Company’s private passenger automobile quota-share treaties are typically programs which become effective at different points in the year and cover auto policies across several states. The automobile quota-share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including, but not limited to premium and other caps.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled less than $0.1 million and $2.6 million as of December 31, 2018 and December 31, 2017, respectively.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverables. Reinsurance recoverable, net consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Reinsurance recoverable on paid losses	$45,028	$26,256
Reinsurance recoverable on unpaid losses	166,396	98,345
Reinsurance recoverable, net	$211,424	$124,601

As of December 31, 2018 and 2017, the Company had reinsurance recoverables of $183.5 million (as a result of Hurricane Michael and Irma) and $88.0 million (as a result of Hurricane Irma), respectively. Hurricane Michael made landfall in the Florida Panhandle as a Category 4 Hurricane on October 10, 2018. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net Premiums Written
Direct	$567,764	$603,417	$605,485
Ceded	(202,732)	(260,524)	(285,986)
	$365,032	$342,893	$319,499

Net Premiums Earned
Direct	$580,020	$603,193	$565,423
Ceded	(224,763)	(269,712)	(304,054)
	$355,257	$333,481	$261,369

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:
໿
໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Gross reserves, beginning-of-period	$230,515	$158,110	$97,706
Less: reinsurance recoverable (1)	(98,345)	(40,412)	(7,496)
Net reserves, beginning-of-period	132,170	117,698	90,210

Incurred loss, net of reinsurance, related to:
Current year	231,133	245,545	201,704
Prior year loss development (2)	2,166	13,926	13,156
Ceded losses subject to offsetting experience account adjustments (3)	(4,883)	(11,914)	(17,050)
Prior years	(2,717)	2,012	(3,894)
Total incurred loss and LAE, net of reinsurance	228,416	247,557	197,810

Paid loss, net of reinsurance, related to:
Current year	155,462	160,945	123,364
Prior years	75,290	72,140	46,958
Total paid loss and LAE, net of reinsurance	230,752	233,085	170,322

Net reserves, end-of-period	129,834	132,170	117,698
Plus: reinsurance recoverable (1)	166,396	98,345	40,412
Gross reserves, end-of-period	$296,230	$230,515	$158,110

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

(2)
Reflects loss development from prior accident years impacting pre-tax net income. Excludes losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment.

(3)	Reflects losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

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

During the year ended December 31, 2018, the Company experienced $2.2 million of unfavorable loss and LAE reserve development on prior accident years in its personal automobile and commercial general liability lines of businesses, partially offset by redundancy in the homeowners line of business as a result of lower LAE expenses primarily associated with Hurricane Irma.

During the year ended December 31, 2017, the Company experienced $13.9 million of unfavorable loss and LAE reserve development on prior accident years primarily in our personal automobile and homeowners line of business. The automobile’s unfavorable development primarily related to the 2016 accident year from our auto program in the state of Georgia. The homeowners unfavorable development primarily related to the continued impact from assignment of benefits ("AOB") and related ligation costs in the state of Florida.

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively. These agreements included a profit share (experience account) provision, under which the

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

Beginning in 2017, for purposes of the total incurred loss, net of reinsurance line within this disclosure, the Company has classified paid losses related to these retrospectively rated quota-share treaties which were ceded during the indicated year but relating to a prior accident year in a separate line. The related amounts in the previous year have been adjusted to conform to this presentation. Prior to 2017, these amounts were included in the current year incurred line item in the table above. Total amounts of incurred losses presented for 2016 remain unchanged.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

The following tables provide incurred losses and ALAE and cumulative paid losses and ALAE, net of reinsurance, for the prior 10 accident years, and the total of IBNR reserves plus expected development on reported claims and the cumulative number of reported claims (in thousands, except number of reported claims), as of the most recent reporting period, by the Company’s significant lines of business, which are homeowners, commercial general liability and automobile.

											IBNR & Expected	Cumulative
	Homeowners Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims (1)
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$26,228	$25,618	$25,955	$26,482	$27,015	$27,041	$27,119	$27,163	$27,173	$27,159	$141	$2,334
2010		24,825	25,056	26,151	27,895	28,968	29,407	29,945	30,459	30,602	30	2,391
2011			20,492	21,344	23,007	23,932	24,582	25,957	26,143	26,394	25	2,428
2012				23,032	23,301	24,186	24,468	25,889	26,356	26,836	38	2,691
2013					43,807	42,021	35,834	35,859	37,185	37,880	139	3,427
2014						64,312	63,300	61,770	62,206	61,817	636	7,621
2015							99,497	92,411	95,129	94,760	2,232	13,137
2016								171,264	162,043	158,764	11,832	23,982
2017									202,844	192,769	62,363	62,200
2018										210,158	91,887	28,532
									Total	$867,139

(1)	The cumulative number of reported claims is measured by individual claimant at a coverage level.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

	Homeowners Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$15,047	$23,095	$24,657	$26,007	$26,462	$26,831	$26,927	$26,982	$27,049	$27,015
2010		14,052	21,350	24,730	26,886	27,984	29,092	29,739	30,376	30,449
2011			11,119	19,250	21,323	22,723	24,047	25,580	25,982	26,287
2012				13,693	20,728	23,120	23,923	25,186	26,113	26,777
2013					19,986	31,606	33,867	35,123	35,803	37,473
2014						37,033	53,831	57,891	59,722	60,555
2015							52,214	79,359	86,647	90,415
2016								102,556	142,716	148,274
2017									135,589	176,580
2018										141,173
										$764,998

All outstanding liabilities for unpaid claims and ALAE prior to 2009, net of reinsurance										138
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$102,279

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for homeowners policies, as of December 31, 2018:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	57.8%	23.5%	5.7%	3.8%	2.5%	3.5%	1.5%	1.1%	0.2%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

											IBNR & Expected	Cumulative
	Commercial General Liability Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$13,297	$12,397	$12,220	$11,943	$9,270	$10,192	$10,466	$11,081	$11,621	$12,872	$5	$988
2010		8,552	7,582	7,474	7,045	7,535	7,597	7,645	7,809	8,252	72	691
2011			6,436	5,854	4,749	4,603	4,760	5,409	6,254	6,828	63	1,058
2012				5,279	4,952	4,801	4,700	4,658	4,346	4,509	121	538
2013					7,095	5,069	5,221	5,502	5,704	5,580	219	573
2014						7,475	7,709	6,384	6,620	6,348	161	673
2015							8,082	7,008	6,020	5,377	215	713
2016								10,727	5,809	6,561	402	695
2017									8,289	7,853	4,634	530
2018										6,553	5,254	313
									Total	$70,733

	Commercial General Liability Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$2,253	$4,236	$6,466	$7,384	$8,046	$8,593	$10,130	$10,454	$11,308	$12,377
2010		1,187	2,279	3,855	5,553	6,363	7,238	7,382	7,631	7,918
2011			764	2,763	3,366	3,673	4,246	4,866	5,831	6,349
2012				871	1,714	2,632	3,342	3,686	3,841	4,098
2013					882	2,233	3,366	3,867	4,606	5,033
2014						717	2,593	3,855	4,375	5,130
2015							798	2,296	3,249	3,827
2016								1,515	3,657	5,088
2017									1,592	2,478
2018										963
									Total	$53,261

All outstanding liabilities for unpaid claims and ALAE prior to 2009, net of reinsurance										1,416
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$18,888

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for commercial general liability policies, as of December 31, 2018:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial general liability	14.1%	18.5%	18.5%	9.1%	7.6%	6.0%	7.7%	3.4%	4.7%	9.6%

											IBNR & Expected	Cumulative
	Automobile Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2018	2018
2009	$272	$267	$259	$264	$258	$243	$243	$243	$243	$242	$—	$57
2010		2,823	2,963	3,111	3,088	3,044	3,035	3,059	3,041	3,042	—	969
2011			3,580	3,350	2,954	2,912	2,762	2,848	2,796	2,756	—	789
2012				1,735	1,741	1,717	1,424	1,455	1,491	1,448	2	822
2013					1,517	1,863	1,826	1,829	2,161	2,123	9	3,468
2014						2,038	3,213	3,551	4,315	4,379	14	6,006
2015							3,045	2,882	2,781	2,878	62	6,498
2016								13,414	20,205	24,346	482	45,423
2017									20,411	22,472	2,222	31,169
2018										3,513	2,230	6,241
									Total	$67,199

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

	Automobile Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$61	$218	$220	$225	$241	$243	$243	$243	$243	$242
2010		1,713	2,482	2,715	2,863	2,942	2,978	2,984	3,035	3,037
2011			1,417	2,381	2,562	2,644	2,726	2,755	2,755	2,755
2012				867	1,293	1,333	1,384	1,393	1,430	1,444
2013					907	1,609	1,906	2,069	2,109	2,112
2014						1,455	3,120	3,678	4,122	4,291
2015							1,393	2,293	2,670	2,807
2016								8,084	17,258	23,053
2017									12,821	20,762
2018										2,331
									Total	$62,834

All outstanding liabilities for unpaid claims and ALAE prior to 2009, net of reinsurance										9
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$4,374

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for automobile policies, as of December 31, 2018:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Automobile	41.7%	32.2%	16.4%	5.5%	2.5%	1.0%	0.2%	0.5%	—%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	December 31,
	2018	2017
	(In thousands)
Liabilities for unpaid losses and ALAE:
Homeowners	$102,279	$99,650
Commercial general liability	18,888	17,111
Automobile	4,374	11,030
Flood	—	—
Total liabilities for unpaid losses and ALAE, net of reinsurance	125,541	127,791

Reinsurance recoverables:
Homeowners	158,043	81,852
Commercial general liability	—	—
Automobile	8,275	15,360
Flood	78	1,133
Total reinsurance recoverables	166,396	98,345

Unallocated loss adjustment expenses	4,293	4,379
Gross liability for unpaid losses and LAE	$296,230	$230,515

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

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2018 and 2017, were not considered material.

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
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

7. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Senior unsecured floating rate notes, due December 31, 2027, net of deferred financing costs of $348 and $377, respectively	$24,652	$24,623
Senior unsecured fixed rate notes, due December 31, 2022, net of deferred financing costs of $248 and $302, respectively	19,752	19,698
Debt from consolidated VIE, due March 17, 2021, net of deferred financing costs of $0 and $70, respectively	—	4,930
Total long-term debt, net	$44,404	$49,251

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

During the first quarter of 2019, the Company will be retiring the 2027 and 2022 Notes, in connection with the offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. Refer to Note 17 below for additional information.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Other Long-Term Debt

As discussed in Note 1 above, the outstanding principal balance of $5.0 million promissory note to TransRe was paid in full in February 2018. The associated deferred financing costs for this debt of less than $0.1 million was recognized as interest expense in our consolidated statement of operations for the three months ended March 31, 2018.

As of December 31, 2018, the Company’s estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2019	$—
2020	—
2021	—
2022	20,000
2023	—
Thereafter	25,000
Total debt maturities	45,000
Less: deferred financing costs	596
Total debt maturities, net	$44,404

8. INCOME TAXES

The components of income tax expense include the following:
໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal:
Current	$5,162	$2,431	$5,076
Deferred	(751)	810	(4,714)
Federal income tax expense (benefit)	4,411	3,241	362
State:
Current	1,383	494	674
Deferred	(296)	(150)	(494)
State income tax expense (benefit)	1,087	344	180
Total income tax expense (benefit)	$5,498	$3,585	$542

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Computed expected tax expense provision, at federal rate	$4,244	$3,124	$631
State tax, net of federal tax benefit	761	187	50
Tax-exempt interest	(134)	(429)	(571)
Income subject to dividends-received deduction	(13)	(76)	(219)
Return to provision	158	329	145
Rate changes	—	297	—
Executive compensation	436	185	382
Meals and entertainment	28	76	130
Other	18	(108)	(6)
Total income tax expense (benefit)	$5,498	$3,585	$542

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. For the years ended December 31, 2018, 2017 and 2016, the effective income tax rate was 27.2%, 40.2% and 30.1%, respectively. Differences in the effective income tax from the statutory Federal income tax rate of 21% in 2018 and 35% in 2017 and 2016, is driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate tax rate from 35% to 21%. In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a discrete provisional net tax expense of $0.3 million for the year ended December 31, 2017. This estimated net expense primarily consists of the U.S. federal rate reduction from 35% to 21% applied to the net deferred tax asset. During 2018, the impact of the Tax Legislation was not adjusted from the Company's preliminary estimates. The accounting for income tax effects of the Tax Legislation has been completed.

The Company does not have a valuation allowance as of December 31, 2018 and 2017.

The Company recognizes income tax expense, including accrued interest and penalties related to unrecognized tax benefits, in income tax expense in the consolidated statements of operations and consolidated statements of comprehensive income (loss). A reconciliation of these uncertain tax positions was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$585	$585	$203
Increases (decreases) for tax positions taken during the current year	—	—	382
	$585	$585	$585

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) include the following:
໿

	Year Ended December 31,
	2018	2017
	(In thousands)
Deferred income tax assets:
Unearned premiums	$9,977	$9,543
Unpaid losses and loss adjustment expenses	958	1,050
Accrued expenses	832	689
Net operating loss carryforwards	1,714	1,567
Deferred revenue	236	—
Share-based compensation	255	255
Unrealized gains on investment securities	1,254	—
Other	21	123
Total deferred income tax assets	15,247	13,227

Deferred income tax liabilities:
Deferred acquisition costs	(11,198)	(11,742)
Depreciation and amortization	(577)	(548)
Unrealized gains on investment securities	—	(600)
Other	(273)	(30)
Total deferred income tax liabilities	(12,048)	(12,920)

Deferred income tax asset (liability), net	$3,199	$307

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2015 - 2017 are open for review by the Internal Revenue Service and other state taxing authorities.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

The Company is a party to a Co-Existence Agreement effective as of August 30, 2013 (the “Co-Existence Agreement”) with Federated Mutual Insurance Company (“Mutual”) pursuant to which the Company agreed to certain restrictions on its use of the word “FEDERATED” without the word “NATIONAL” when referring to FNHC and FedNat Insurance Company.  In response to Mutual’s allegations that the Company’s use of the word “FED” as part of the Company’s federally registered “FEDNAT” trademark infringes on Mutual’s federal and common law trademark rights, which the Company disputed, on July 21, 2016, the Company filed a declaratory judgment action for non-infringement of trademark in the U.S. District Court for the Southern District of Florida.  Specifically, the Company sought a declaration that its federally registered trademark "FEDNAT" does not infringe any alleged trademark rights of Mutual and that Mutual does not own any trademark rights to the name or mark "FED" in connection with insurance services outside of Owatonna, Minnesota.  Mutual made a demand for arbitration in July 2016, and the district court referred the dispute to arbitration under the terms of the Co-Existence Agreement. On February 16, 2018, the arbitrator determined that the Company’s “FEDNAT” trademark does not infringe on Mutual’s trademarks and does not violate the Co-Existence Agreement. As a result, the Company has continued the process of re-branding the Company and certain of its subsidiaries to use the “FEDNAT” name. The arbitrator also required the Company to cease using the Federated National name within 90 days. FNHC has asserted that the artibtrator exceeded his authority by ordering a name change within 90 days. FNHC attempted, but was unable, to reach agreement with Mutual as to the timing of the name change ordered by the arbitrator. Therefore, two proceedings have been filed as a result. Mutual filed a petition to confirm the award in federal court in the District of Minnesota. The Company moved to dismiss that action on the bases that the Minnesota court does not have subject matter jurisdiction and may not exercise personal jurisdiction over FNHC. The Company also filed a motion to confirm the arbitration award in part and to vacate it in part in federal court in the Northern District of Illinois, which is where the arbitrator is located, to confirm that part of the award ruling that the Company’s “FEDNAT” trademark does not violate Mutual’s trademarks or the Co-Existence Agreement, and seeks to vacate that portion of the award that requires the Company to cease using the “Federated” in its name within 90 days on the basis that arbitrator exceeded his authority by requiring the Company to change its name in 90 days. The District Court in Minnesota affirmed the arbitration award, including the requirement for the name change in 90 days. FNHC has filed an appeal of the order to the U.S. Court of Appeals for the Eighth Circuit; the parties have completed briefing the appeal, and the Eighth Circuit has set oral argument for March 13, 2019. The Eighth Circuit will render a decision some time following oral argument. The District Court in the Northern District of Illinois has been asked to stay its proceedings pending the outcome of the Company’s appeal to the Eighth Circuit. There can be no assurances as to the ultimate outcome of this matter.

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Florida Automobile Joint Underwriters Association (“JUA”), Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Georgia Automobile Insurance Plan (“GAIP”), Property Insurance Association of Louisiana (“PIAL”), Louisiana Automobile Insurance Plan (“LAIP”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Texas Automobile Insurance Plan Association (“TAIPA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer in Florida, we are required to participate in certain insurer solvency associations under Florida law, administered by FIGA.

FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2018. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Leases

The Company is committed under various operating lease agreements for office space.  FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Rental expense for the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $0.6 million and $0.6 million, respectively.

Future minimum lease payments under these agreements are as follows:
໿

Aggregate
Minimum
Year Ended December 31,	Lease Payments
(In thousands)
2019	$802
2020	955
2021	984
2022	1,013
2023	1,043
Thereafter	5,500
Total	$10,297

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

In December 2017, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million (plus $0.8 million remaining from previous authorization which was fully expended as of March 31, 2018) of its outstanding shares of common stock through December 31, 2018. During the year ended December 31, 2018, the Company repurchased 326,708 shares of its common stock at a total cost of $5.1 million, which is an average price per share of $15.49.  The unused portion of this authorization expired on December 31, 2018.

In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of December 31, 2018, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. No securities have been offered or sold under this registration statement.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

as stock options and restricted stocks. Officers, directors, executive management and all other employees of the Company and its subsidiaries are eligible to participate in the 2012 Plan. Awards may be granted singly, in combination, or in tandem.

In June 2018, the Company filed with the SEC on Form S-8, a registration statement registering 800,000 shares of common stock reserved for issuance under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”).  The 2018 Plan, which was approved by the Company’s shareholders at the 2018 annual meeting, replaces the 2012 Plan, and is an equity compensation plan that may be used for our employees, non-employee directors, consultants and advisors.

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Restricted stock	$2,134	$2,639	$3,831
Performance stock	233	207	—
Total share-based compensation expense	$2,367	$2,846	$3,831

Recognized tax benefit	$600	$1,098	$1,478
Intrinsic value of options exercised	$229	$371	$1,373
Fair value of restricted stock vested	$2,360	$2,328	$4,150

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

The unamortized share-based compensation expense is $3.4 million as of December 31, 2018, which will be recognized over the remaining weighted average vesting period of approximately 1.41 years.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:

		Weighted
		Average
	Number of	Option
	Shares	Exercise Price
Outstanding at January 1, 2016	174,633	$3.79
Granted	—	—
Exercised	(94,249)	3.85
Cancelled	(900)	4.40
Outstanding at December 31, 2016	79,484	3.70
Granted	—	—
Exercised	(29,133)	3.68
Cancelled	—	—
Outstanding at December 31, 2017	50,351	3.72
Granted	—	—
Exercised	(10,834)	3.47
Cancelled	(500)	2.45
Outstanding at December 31, 2018	39,017	$3.80
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Stock options outstanding and exercisable in a select price range is as follows:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$2.45 - $4.40	39,017	2.89	$3.80	628,993

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. For all RSAs, excluding relative total shareholder return ("TSR"), the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance‑based awards. Our expense for our performance awards depends on achievement of specified results; therefore the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight‑line recognition method.

During the years ended December 31, 2018 and 2017, the Board of Directors granted 133,060 and 106,454 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSAs activity includes the following:
໿

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2016	418,807	$20.14
Granted	128,472	19.16
Vested	(204,916)	20.25
Cancelled	(5,160)	20.58
Outstanding at December 31, 2016	337,203	19.69
Granted	106,454	17.95
Vested	(140,514)	16.57
Cancelled	(5,600)	19.80
Outstanding at December 31, 2017	297,543	20.54
Granted	133,060	16.31
Vested	(112,071)	21.06
Cancelled	(56,198)	17.87
Outstanding at December 31, 2018	262,334	$18.78

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Year Ended December 31,
	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$2,287	$(593)	$1,694	$3,324	$(1,201)	$2,123
Cumulative effect of new accounting standards	(1,349)	355	(994)	—	—	—

Other comprehensive income (loss) before reclassification	(8,747)	2,217	(6,530)	7,511	(2,640)	4,871
Reclassification adjustment for realized losses (gains) included in net income	2,786	(706)	2,080	(8,548)	3,248	(5,300)
	(5,961)	1,511	(4,450)	(1,037)	608	(429)
Accumulated other comprehensive income (loss), end-of-period	$(5,023)	$1,273	$(3,750)	$2,287	$(593)	$1,694

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

For the years ended December 31, 2018 and 2017, the Company made no additional profit-sharing contribution.

The Company’s total contributions to the 401(K) Plan were $1.0 million, $0.8 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12. RELATED PARTY TRANSACTIONS

Bruce F. Simberg, the Company’s Chairman of the Board, is a partner of the Hollywood, Florida law firm of Conroy Simberg, which specializes in insurance defense and coverage matters. The Company paid legal fees to Conroy Simberg for services rendered in the amount of $0, $0 and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The firm has handled only a limited number of matters for the Company.  Mr. Simberg has not been personally involved in any of the legal matters handled by the firm for the Company and he received de minimis direct personal benefit from the fees paid to the firm by the Company. The firm is no longer working any current cases for the Company and we do not, at this time, anticipate retaining the firm for future matters.

Related to an equity method investment in Southeast Catastrophe Consulting Company, LLC, based in Mobile, Alabama, the Company recorded claims adjustment service fees and other expenses of $6.7 million, $17.0 million, and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Company recognized other income in the consolidated statements of operations, of $0.3 million, $2.0 million and $0.2 million, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

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

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$14,928	$7,989	$1,015

Weighted average number of common shares outstanding - basic	12,775	13,170	13,758

Net income (loss) per common share - basic	$1.17	$0.61	$0.07

Weighted average number of common shares outstanding - basic	12,775	13,170	13,758
Dilutive effect of stock compensation plans	92	80	164
Weighted average number of common shares outstanding - diluted	12,867	13,250	13,922

Net income (loss) per common share - diluted	$1.16	$0.60	$0.07

Dividends per share	$0.24	$0.32	$0.27

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

In January 2019, our Board of Directors declared a $0.08 per common share dividend, payable in March 2019, to shareholders of record on February 14, 2019, amounting to $1.0 million.

14. VARIABLE INTEREST ENTITY

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

to February 21, 2018, because the equity holders (i.e., FNHC, Crosswinds Investor and TransRe owned 42.4%, 42.4%, and 15.2%, respectively, of Monarch Delaware), as a group, lacked the characteristics of a controlling financial interest.

In addition to having power to direct the activities which most significantly impacted MNIC, FNHC had the obligation to absorb the losses and/or the right to receive benefits that potentially could be significant through its 42.4% indirect equity interests in MNIC through Monarch Delaware and Monarch National Holding Company (collectively “Monarch Holding”).

As a result, FNHC was the primary beneficiary of MNIC, resulting in Monarch Delaware, MNIC’s indirect parent company, consolidating into our financial statements.

The carrying amounts of Monarch Delaware, which could only be used to settle obligations of Monarch Delaware, and liabilities of Monarch Delaware for which creditors did not have recourse included the following:

December 31,
2017
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

Earned premiums and losses and LAE, attributable to Monarch Delaware, from January 1, 2018 to February 21, 2018, were $2.3 million and $2.3 million, respectively. Earned premiums and losses and LAE, attributable to Monarch Delaware, were $9.4 million and $12.5 million, and $4.7 million and $2.9 million, for the years ended December 31, 2017 and 2016, respectively.

The $6.4 million net cash outflows generated by Monarch Delaware are reflected in cash flows in the consolidated statements from January 1, 2018 to February 21, 2018. Cash flows used in operating activities by Monarch Delaware were $3.8 million for the year ended December 31, 2017, as compared to cash flows provided by operating activities of $6.8 million for the year ended December 31, 2016.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

15. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida OIR.  These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual.  The Company did not use any prescribed or permitted statutory accounting practices that differed from the NAIC’s statutory accounting practices as of December 31, 2018.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31.  Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends.  As of December 31, 2018, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company.  These standards require dividends to be paid only from statutory unassigned surplus.  The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year, not including realized capital gains, plus a 2 years years carryforward or 10.0% of statutory unassigned surplus as of the preceding year end.  A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i) 10.0% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the Florida OIR at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the Florida OIR on a case-by-case basis.  These dividends are referred to as “ordinary dividends.”  However, if a dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

As of December 31, 2018 and 2017, on a combined statutory basis, the capital and surplus of the Company’s insurance companies was $161.7 million and $188.0 million, respectively.  Combined statutory operational results of the Company’s insurance companies was a net income of $2.9 million, net loss of $19.6 million and net loss of $37.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Statutory capital and surplus exceeds amounts necessary to satisfy regulatory requirements.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the Company’s unaudited quarterly results of operations includes the following:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2018
Net premiums earned	$82,109	$83,557	$98,493	$91,098
Total revenue	$93,077	$95,742	$110,832	$96,442
Losses and loss adjustment expenses	$46,071	$47,570	$62,457	$72,318
Total costs and expenses	$83,461	$83,726	$99,862	$108,836
Net income (loss) attributable to FedNat Holding Company shareholders	$7,463	$8,820	$7,950	$(9,305)
Net income (loss) per share - basic	$0.58	$0.69	$0.62	$(0.73)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
December 31, 2018

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2017
Net premiums earned	$81,660	$83,554	$80,764	$87,503
Total revenue	$93,054	$98,159	$98,697	$101,752
Losses and loss adjustment expenses	$56,899	$56,417	$75,367	$58,874
Total costs and expenses	$89,170	$92,504	$108,876	$92,185
Net income (loss) attributable to FedNat Holding Company shareholders	$2,422	$3,995	$(4,724)	$6,296
Net income (loss) per share - basic	$0.18	$0.30	$(0.36)	$0.48
17. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 13 above for information related to our dividend declared in January 2019.

Florida Statewide Average Rate Increase

The Company applied for and was approved by the Florida Office of Insurance Regulation for a statewide average rate increase of 4.6% for Florida homeowners multiple-peril insurance policies, which is expected to become effective for new and renewal policies on April 20, 2019.

Maison Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. The resale of the shares to be issued will be subsequently registered and will be subject to a five-year standstill agreement. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The cash from the offering will be used to purchase the Maison Companies, retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and other general corporate purposes.

The transaction, which is subject to the approval of the shareholders of PIH, regulatory approvals and customary closing conditions, is expected to close in the latter part of the second quarter of 2019.  The Purchase Agreement includes a 30 day "go-shop" period, which permits PIH's Board and advisors to actively initiate, solicit, encourage, and potentially enter negotiations with parties that make alternative purchase agreement proposals. PIH will have the right to terminate the Purchase Agreement to enter into a superior proposal subject to the terms and conditions of the Purchase Agreement. There can be no assurance that this 30 day "go-shop" will not result in a superior proposal.

In addition to the purchase price, PIH will receive five-year rights of first refusal to provide reinsurance of up to 7.5% of any layer in FedNat’s catastrophe reinsurance program and a five-year agreement for PIH to provide investment advisory services to FedNat. PIH has also agreed to a non-compete for five years following the closing with respect to residential property insurance in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

Closing of the transaction is subject to the Maison Companies having consolidated GAAP net book value of at least $42 million as of closing and satisfaction of other customary closing conditions, including insurance regulatory approvals in Louisiana and Florida and the affirmative vote of PIH stockholders. Certain PIH stockholders have agreed to vote in favor of the transaction.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on Internal Control over Financial Reporting
We have audited FedNat Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedNat Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedules listed in the index at Item 15 and our report dated March 7, 2019 expressed an unqualified opinion thereon.

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
March 7, 2019

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee. Our independent registered public accounting firm that audited the consolidated financial statements include in this Annual Report, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX
໿

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

2.1	Equity Purchase Agreement dated as of February 25, 2019 among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., and Maison Insurance Company, and Claimcor, LLC	8-K	2.1	February 26, 2019

3.1	Second Restated Articles of Incorporation of FedNat Holding Company	10-Q	3.1	November 7, 2018

3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018

4.1	Specimen of Common Stock Certificate	SB-2 File No. 333-63623	4.1	October 27, 1998

4.2	Indenture dated December 28, 2017 by and among Federated National Holding Company, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, London Branch, as Paying Agent, and the Bank of New York Mellon SA/NV, Luxembourg Branch, as Registrar	8-K	4.1	January 3, 2018

4.3	Supplemental Indenture No. 1 dated as of December 28, 2017, regarding Senior Unsecured Floating Rate Notes due 2027	8-K	4.2	January 3, 2018

4.4	Supplemental Indenture No. 2 dated as of December 29, 2017, regarding Senior Unsecured Floating Rate Notes due 2022	8-K	4.3	January 3, 2018

4.5	Senior Unsecured Floating Rate Note due 2027	8-K	4.4	January 3, 2018

4.6	Senior Unsecured Floating Rate Note due 2022	8-K	4.5	January 3, 2018

4.7	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019

4.8	Form of Rule 144A Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.2	March 6, 2019

4.9	Form of IAI Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.3	March 6, 2019

10.1*	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2017

10.2*	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.1	November 7, 2018

10.3*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.2	November 7, 2018

10.4*	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.3	November 7, 2018

10.5*	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.4	November 7, 2018

10.6*	Excess Catastrophe Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.5	November 7, 2018

10.7*	Net Quota Share Reinsurance Agreement, effective July 1, 2018, between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.6	November 7, 2018

10.8	Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018	10-Q	10.1	May 8, 2018

10.9	Reimbursement Contract between Monarch National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018	10-Q	10.2	May 8, 2018

10.10*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-Q	10.9	November 9, 2017

10.11	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013

10.12	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013

10.13	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015

10.14+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017

10.15+	Change of Control Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.4	May 10, 2017

10.16+	Bonus Agreement dated as of January 11, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.30	March 16, 2017

10.17+	Bonus Agreement dated as of January 1, 2017 between Federated National Holding Company and Erick Fernandez	10-Q	10.5	May 10, 2017

10.18+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019

10.19+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019

10.20+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008

10.21+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013

10.22+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012

10.23+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015

10.24+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015

10.25+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019

10.26+	Change of Control Agreement dated as of May 2, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.31	March 16, 2017

10.27	Form of Voting Agreement dated as of February 25, 2019 between FedNat Holding Company and the stockholders of PIH party thereto	8-K	10.1	February 26, 2019

10.28	Form of Note Purchase Agreement dated February 25, 2019 between FedNat Holding Company and the Purchasers of Senior Unsecured Notes due 2029	8-K	10.2	February 26, 2019

10.29	Form of Registration Rights Agreement dated March 5, 2019 between FedNat Holding Company and the Note Purchasers	8-K	10.1	March 6, 2019

10.30	Letter Agreement dated February 25, 2019 among FedNat Holding Company, Athene Annuity & Life Assurance Company and Athene Annuity and Life Company	8-K/A	10.1	March 6, 2019

21.1	Subsidiaries of the Company				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X

101.INS**	XBRL Instance Document.				X

101.SCH**	XBRL Taxonomy Extension Schema Document.				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.				X
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
Date: March 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 7, 2019
Michael H. Braun	(Principal Executive Officer)

/s/ Ronald A. Jordan	Chief Financial Officer	March 7, 2019
Ronald A. Jordan	(Principal Financial Officer)

/s/ Erick A. Fernandez	Chief Accounting Officer	March 7, 2019
Erick A. Fernandez	(Principal Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 7, 2019
Bruce F. Simberg

/s/ Jenifer G. Kimbrough	Director	March 7, 2019
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 7, 2019
Thomas A. Rogers

/s/ William G. Stewart	Director	March 7, 2019
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 7, 2019
Richard W. Wilcox, Jr.

/s/ Roberta N. Young	Director	March 7, 2019
Roberta N. Young

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDNAT HOLDING COMPANY (Parent Company Only)
December 31, 2018 and 2017

໿

	December 31,
	2018	2017
	(In thousands)
ASSETS
Investments in subsidiaries	$224,951	$220,901
Investment securities, available-for-sale, at fair value	19,431	15,826
Equity securities, at fair value	1,490	—
Cash and cash equivalents	4,109	46,717
Deferred income taxes, net	786	415
Income taxes receivable	9,885	7,700
Other assets	2,436	1,938
Total assets	$263,088	$293,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to subsidiaries	$987	$19,624
Long-term debt	44,404	44,321
Other liabilities	2,438	2,093
Total liabilities	47,829	66,038

Shareholders' Equity
Preferred stock	—	—
Common stock	128	130
Additional paid-in capital	141,128	139,728
Accumulated other comprehensive income (loss)	(3,750)	1,770
Retained earnings	77,753	70,009
Total shareholders’ equity attributable to FedNat Holding Company shareholders	215,259	211,637
Non-controlling interest	—	15,822
Total shareholders’ equity	215,259	227,459
Total liabilities and shareholders' equity	$263,088	$293,497

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Earnings
FEDNAT HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Revenues:
Management fees	$2,608	$2,611	$2,492
Net investment income	843	501	623
Net realized and unrealized investment gains (losses)	(765)	—	—
Equity in income of consolidated subsidiaries	30,895	16,902	8,550
Total revenue	33,581	20,014	11,665

Costs and expenses:
General and administrative expenses	9,296	11,087	9,862
Interest expense	4,077	—	—
Total costs and expenses	13,373	11,087	9,862

Income (loss) before income taxes	20,208	8,927	1,803
Income tax expense (benefit)	5,498	3,585	542
Net income (loss)	14,710	5,342	1,261
Net income (loss) attributable to non-contolling interest	(218)	(2,647)	246
Net income (loss) attributable to FedNat Holding Company shareholders	$14,928	$7,989	$1,015

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Cash Flows
FEDNAT HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$14,710	$5,342	$1,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	765	—	—
Equity in undistributed income of consolidated subsidiaries	(30,895)	(16,902)	(10,691)
Amortization of investment premium or discount, depreciation and amortization	141	88	73
Share-based compensation	1,183	2,846	4,420
Changes in operating assets and liabilities:
Deferred income taxes, net of other comprehensive (loss) income	(230)	(2,057)	2,127
Income taxes, net	(2,141)	6,411	2,978
Due to subsidiaries	(9,317)	20,468	23,574
Other, net	1,497	1,450	3,786
Net cash provided by (used in) operating activities	(24,287)	17,646	27,528
Cash flow from investing activities:
Capital contributions to consolidated subsidiaries	(30,000)	(25,000)	—
Sales, maturities and redemptions of investments securities	54,543	42,979	76,928
Purchases of investment securities	(61,009)	(26,828)	(83,724)
Purchases of property and equipment	(639)	(102)	(299)
Net cash provided by (used in) investing activities	(37,105)	(8,951)	(7,095)
Cash flow from financing activities:
Proceeds from issuance of long-term debt	—	45,000	—
Tax impact related to share-based compensation	—	—	589
Issuance of common stock for share-based awards	39	103	361
Purchases of FedNat Holding Company common stock	(5,061)	(10,616)	(11,317)
Dividends from consolidated subsidiaries	27,990	—	—
Dividends paid	(4,184)	(4,251)	(4,677)
Net cash provided by (used in) financing activities	18,784	30,236	(15,044)
Net increase (decrease) in cash and cash equivalents	(42,608)	38,931	5,389
Cash and cash equivalents at beginning of period	46,717	7,786	2,397
Cash and cash equivalents at end of period	$4,109	$46,717	$7,786

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Note to Condensed Financial Statements
FEDNAT HOLDING COMPANY (Parent Company Only)

(1)   ORGANIZATION AND BASIS OF PRESENTATION

FedNat Holding Company (“FNHC”), the Parent Company, is an insurance holding company that controls substantially all steps in the insurance underwriting, distribution and claims processes through our subsidiaries and our contractual relationships with our independent agents and general agents.

The accompanying condensed financial statements include the activity of the Parent Company and on an equity basis, its consolidated subsidiaries.  Accordingly, these condensed financial statements have been presented for the parent company only.  These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of FNHC and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.

In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

Schedule V – Valuation and Qualifying Accounts
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
໿

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2018	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$70	$7	$—	$77
2017	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$55	$15	$—	$70
2016	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$302	$(219)	$(28)	$55

Schedule VI – Supplemental Information Concerning Insurance Operations
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

໿

		December 31,			Year Ended December 31,
			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim	Net
		Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Cost	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
		(In thousands)
2018	Property and Casualty Insurance	$39,436	$296,230	$281,992	$355,257	$12,460	$231,133	$(2,717)	$97,873	$230,752	$365,032
2017	Property and Casualty Insurance	$40,893	$230,515	$294,423	$333,481	$10,254	$245,545	$2,012	$87,310	$233,085	$342,893
2016	Property and Casualty Insurance	$41,892	$158,110	$294,022	$261,369	$9,063	$201,704	$(3,894)	$57,452	$170,322	$319,499