Form 10-K/A
period 2018-12-31
FedNat Holding Co
filed 2019-04-30
CIK 1069996

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
As of April 26, 2019, the total number of common shares outstanding of Registrant’s common stock was 13,228,114.
Documents Incorporated By Reference:    None

FEDNAT HOLDING COMPANY

i

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from FedNat Holding Company’s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed on March 7, 2019 (the “Original Form 10-K”). Except as expressly set forth in this Amendment No. 1, no portion of the Original Form 10-K is being amended or updated by this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in Amendment No. 1, and Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted.  In addition, because no financial statements are included in Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following table sets forth certain information with respect to our continuing directors and our executive officers as of April 26, 2019:

Name	Age	Position with Company
Michael H. Braun (1)	51	Chief Executive Officer, President, Class I Director
Jenifer G. Kimbrough (2)(4)(5)	48	Class I Director
Bruce F. Simberg (1)(3)	70	Chairman of the Board, Class II Director
Richard W. Wilcox Jr. (2)(4)(5)	77	Lead Independent Director, Class II Director
William G. Stewart (3)(5)	70	Class II Director
Thomas A. Rogers (1)(4)(5)	67	Class III Director
Roberta N. Young (2)(3)(5)	69	Class III Director
Ronald A. Jordan	51	Chief Financial Officer

(1)	Business Strategy Committee Member

(2)	Audit Committee Member

(3)	Investment Committee Member

(4)	Compensation Committee Member

(5)	Nominating Committee Member

Below is a brief description of the business experience of each director and executive officer of the company.

Michael H. Braun was appointed Chief Executive Officer of the Company in July 2008, President in June 2009, elected to the Board of Directors in December 2005 and served as Chairman of the Board from March 2015 to January 2016. Previously, Mr. Braun was Chief Operating Officer, where he was responsible for the Company’s day-to-day operations and strategic product portfolio. Mr. Braun has also served as President of FedNat Insurance Company (“FNIC”), a subsidiary of the Company, since September 2003, a position that he continues to hold. Previously, he held key management positions within FNIC, responsible for operations, marketing and underwriting. Prior to joining the Company, Mr. Braun was Managing Partner for an independent chain of insurance agencies, which was acquired by the Company in 1998. Mr. Braun received a Bachelor of Science degree in Business Administration from the University of Buffalo. Mr. Braun does not serve on the board of directors of any other SEC reporting company.

Mr. Braun’s 20-year tenure with the Company, together with his substantial experience in all aspects of insurance company operations, including product development, strategy, reinsurance and underwriting, have been critical to the Company’s growth in the homeowners insurance market.

Jenifer G. Kimbrough has served as a director of the Company since April 2009. Ms. Kimbrough serves as Managing Director, Chief Financial Officer at Oakworth Capital Bank since October 2015, prior to which Ms. Kimbrough was the Vice President of Compliance and Audit for Surgical Care Affiliates from March 2010 to October 2015. Prior to 2010, Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation. From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP. Ms. Kimbrough received her certification as a Certified Public Accountant (“CPA”) from the Alabama State Board of Public Accountancy in 1994 and obtained a Bachelor of Science degree in Commerce & Business Administration (Accounting) from The University of Alabama in 1993. Ms. Kimbrough is a member of several professional societies, including: Alabama State Society of Certified Public Accountants and American Institute of Certified Public Accountants (“AICPA”). Additionally, she served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA and serves in various volunteer leadership capacities. Ms. Kimbrough does not serve on the board of directors of any other SEC reporting company.

Ms. Kimbrough brings her significant knowledge in compliance and audit, from both the issuer’s perspective and the auditor’s perspective, to the Company and the Board.

Bruce F. Simberg rejoined the Board on January 29, 2016, after serving as a director of the Company from January 1998 to March 2015. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy Simberg, P.A. (“Conroy Simberg”), a law firm in Hollywood, Florida, since October 1979. Mr. Simberg received his Bachelor of Science degree from Emory University and his Juris Doctor from the University of Miami. Mr. Simberg does not serve on the board of directors of any other SEC reporting company.

Mr. Simberg has significant historical knowledge and understanding of the Company’s development, as well as significant experience in insurance-related and other litigation and risk assessment matters.

Richard W. Wilcox Jr. has served as a director of the Company since January 2003. Mr. Wilcox has been in the insurance industry for more than 50 years. In 1968, Mr. Wilcox purchased an insurance agency that he grew into a business generating $10 million in annual revenue. In 1991, Mr. Wilcox sold his agency to Hilb, Rogal and Hamilton Company (“HRH”) of Fort Lauderdale, for which he retained the position of President through 1998. In 1998, HRH of Fort Lauderdale merged with Poe and Brown of Fort Lauderdale, and Mr. Wilcox served as the Vice President of Poe and Brown until 1999, when he retired. Mr. Wilcox holds CIC designation as a member of the Society of Certified Insurance Counselors. Mr. Wilcox also holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization. Mr. Wilcox does not serve on the board of directors of any other SEC reporting company.

Mr. Wilcox’s substantial experience with insurance agency operations, his overall knowledge of the insurance industry, including in the Company’s primary market of Florida, as well as his experience with executive compensation and his historical knowledge of the Company, are considered to be valuable expertise for the Board.

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

Roberta N. Young was appointed to serve as a director of the company beginning on September 29, 2017. Mrs. Young joins the Board with more than 40 years’ experience as a CPA and licensed in both Florida and Texas. She has extensive experience in auditing many different types of companies, including SEC companies and insurance companies and in tax preparation and consulting. Most recently, Mrs. Young was a director of tax at BDO USA, LLP (“BDO”) from August 2016 to May 2017. Mrs. Young currently provides tax and consulting services to individuals and companies in South Florida. She was a partner of Goldstein Schechter Koch, CPAs (“GSK”), from 2014 until BDO acquired GSK in August 2016. She started her career in Florida with De Meo, Young McGrath in 1988 becoming partner in 1992 and was managing partner for 4 years. The firm merged with GSK in 2014. Mrs. Young does not serve on the board of directors of any other SEC reporting company.

Mrs. Young’s more than 40 years of experience in accounting and auditing, including in particular for public companies in the insurance industry, provides the Board with another expert in accounting, auditing and financial reporting.

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

Mr. Rogers’ significant knowledge of reinsurance underwriting, including day-to-day insurance operations, and in specialized property and casualty lines provides the Board with expertise that is highly relevant to the Company’s current operations and beneficial in connection with possible future expansion of the Company’s business lines.

Ronald A. Jordan was appointed as Chief Financial Officer of the Company on April 17, 2017. Mr. Jordan brings to the Company more than 25 years’ experience in accounting and financial reporting, including most recently as Chief Accounting Officer of Hatteras Financial Corp., a mortgage real estate investment trust based in Winston-Salem, North Carolina, from 2013 to 2016. Prior to that position, Mr. Jordan held various positions at Lincoln Financial Group from 2003 to 2012, including Senior Vice President, Financial Planning and Strategic Initiatives, from 2011 to 2012, Vice President and General Auditor from 2006 to 2011, and Vice President and Controller from 2003 to 2006. From 1996 to 2003, Mr. Jordan held positions in financial reporting and accounting at Jefferson Pilot Corporation, CNA Insurance, and Bankers Life & Casualty. Mr. Jordan began his career at Arthur Andersen, LLP from 1989 to 1996. Mr. Jordan is a CPA and Certified Internal Auditor (inactive), and received his Bachelor of Business Administration degree in accounting, with high distinction, from the University of Michigan.

CORPORATE GOVERNANCE

Corporate Governance Update

The Company has experienced significant growth, both in revenues and market capitalization, in recent years. The Board of Directors has received feedback from shareholders and others regarding its corporate governance and executive compensation practices. With that feedback in mind, and being cognizant of the Company’s recent growth, the Board of Directors has undertaken a comprehensive review of our Company’s corporate governance in order to assure strong Board accountability and effective shareholder rights policies. This review was done in conjunction with a review by our Compensation Committee of our executive compensation practices, which resulted in significant updates to our executive compensation practices as described more fully below under the caption “Compensation Discussion and Analysis.” Although the Board believes that the Company’s current corporate governance practices and provisions of its articles and bylaws are consistent with those of a public company that is a comparable size to the Company in the Company’s industry, and are in the best interests of its shareholders, the Board has embraced the feedback received as part of its outreach to shareholders and investment community, and taken the following actions in the last three years:

•
The Board added two new independent directors in 2015 and a third new independent director in 2017, continuing the Board’s refreshment efforts and maintaining the number of independent directors at six of the seven Board members, or 86%.

•	The Board has separated the roles of Chairman of the Board and Chief Executive Officer.

•	The Board amended the Company’s bylaws to implement a majority voting standard for uncontested elections of directors.

•	The Board approved increasing the frequency of the shareholder vote on executive compensation (“say- on-pay”) to occur annually.

•	The Board amended the Company’s articles and bylaws to reduce the supermajority requirement (66- 2/3% of the shares outstanding) to amend certain provisions to a simple majority of shares outstanding.

•	The Board amended the Company’s articles and bylaws to reduce the percentage of shares required to call a special meeting from 33% to 25%.

•
The Board approved stock ownership and retention guidelines applicable to our directors, in addition to our Chief Executive Officer and Chief Financial Officer. Under these guidelines, our outside, non- employee directors are each required to hold shares of the Company’s common stock with a value of at least four times their annual retainer. The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes.

•	The Board prohibited directors and executive officers from hedging or pledging the Company’s common stock, without exception.

•	The Board adopted corporate governance guidelines, which update, consolidate and memorialize the corporate governance practices followed by the Board and the Company.

•
The Company’s Amended and Restated 2012 Stock Incentive Plan was amended to prohibit option repricing and implement a one-year minimum vesting requirement, and similar provisions were included in the 2018 Omnibus Incentive Compensation Plan approved by the shareholders at the 2018 Annual Meeting of Shareholders.

•	The Board adopted the most restrictive definition of “independence” when appointing the current members of its Compensation and Nominating committees.

The Board believes that these steps represent a good faith effort to respond to the feedback received as a result of its shareholder outreach and represent meaningful steps to align its corporate governance practices with the interests of its shareholders and current best practices. As is our standard practice, we will continue to engage with our shareholders and will take feedback we receive from them into account as we evolve our corporate governance practices according to the needs of our business.

Leadership Structure

The Chairman of the Board is elected by the members of the Board and typically presides at all meetings of the Board. Bruce F. Simberg currently serves as our Chairman, a position he has held since 1998 other than the period from March 2015 to January 2016. Richard W. Wilcox Jr., an independent member of the Board since 2003, was named the Board’s Lead Independent Director during Mr. Simberg’s absence from the Chairman position, and continues to hold that position in recognition of his significant knowledge of the Company’s history, growth and operations and his contributions, along with those of Mr. Simberg, to the oversight of the Company. The responsibilities of the Company’s Chairman of the Board are: (i) presiding at all meetings of the Board (with the Lead Independent Director presiding at meetings where the Chairman is not present), including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serving as a liaison between management and the independent directors, (iii) providing input regarding meeting agendas, time schedules and other information provided to the Board, and (iv) being available for direct communication and consultation with major shareholders. Our Chairman also has the authority to call meetings of the independent directors. The Chief Executive Officer is the only member of management on the Board.

The Company believes that its Board as a whole should encompass a diverse range of talents, skills, perspectives, experiences, and tenure on the Board, enabling the Board to provide sound guidance with respect to the Company's operations and interests. The Company's policy is to have at least a majority of directors qualify as independent as defined by the listing and maintenance rules of The Nasdaq Stock Market (the “Nasdaq Rules”). The Nominating Committee identifies candidates for election to the Board of Directors; reviews their skills, characteristics and experience; and recommends nominees for director to the Board for approval. The Nominating Committee's Charter provides that the Board of Directors as a whole should be balanced and diverse, and consist of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise and local or community ties. Minimum individual requirements include strength of character, mature judgment, familiarity with the Company's business and industry, independence of thought and an ability to work collegially. The Board believes that the qualifications of the directors, as set forth in their biographies above provide them with the qualifications and skills to serve as a director of our Company.

Board Self-Assessment Process

The Board believes that ongoing self-assessment is important to strengthening its performance and fulfilling its role on behalf of the Company’s shareholders. To that end, the Board conducts an annual evaluation process that begins by asking each Board member to complete a comprehensive evaluation form that addresses the Board’s overall performance and a self-evaluation of the individual director’s performance. Overall Board performance is evaluated based on, among other things, the conduct of Board meetings, the composition of the Board, the quality of information provided to the Board, Board effectiveness, and access to management. Individual performance is evaluated to determine, among other things, whether the director continues to be able to devote the necessary time to Board and committee matters, whether the director’s skills are best utilized, and whether the director contributes to Board decision making. In addition, the Audit Committee conducts an annual evaluation of its performance, including a review of the effectiveness of its processes, the composition of the Committee, the Committee’s interactions with management and the Company’s auditors, and the Committee members’ understanding of the Company’s risks, controls and compliance. These evaluation forms are reviewed by the Chairman of the Board or the Audit Committee, and by the entire Board or Audit Committee, and are discussed in detail at a Board or Audit Committee meeting, as applicable.

Board Continuing Education

The Company encourages its directors to remain current in corporate governance, compliance and industry topics facing publicly traded insurance companies such as the Company. In that regard, the Company provides directors with the opportunity to attend seminars and conferences on director education, board leadership, current issues facing the insurance industry generally and the Florida and coastal insurance markets in particular, governance, risk management and other subjects of interest to Board members and relevant to the Company. Certain of our directors also obtain significant continuing education relevant to the Company in connection with their professional licenses and certifications in accounting, finance and law.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which have updated, consolidated and memorialized the corporate governance practices followed by the Board and the Company. Among other things, the guidelines address the following matters relating to the Board and its committees:

•	Director qualifications generally and guidelines on the composition of the Board and its committees;

•	Director responsibilities and the standards for carrying out such responsibilities;

•	Board membership criteria;

•	Board committee requirements;

•	Director compensation;

•	Director access to management and independent advisors;

•	Director orientation and continuing education requirements; and

•	Chief Executive Officer evaluation, management succession and Chief Executive Officer compensation.

The Corporate Governance Guidelines are reviewed at least annually by the Board.

Risk Oversight

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties. The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting, maintaining effective internal controls over financial reporting, and information security and technology risks. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest. Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements and is responsible for reviewing and recommending our non-employee director compensation plans and arrangements. Our Investment Committee oversees the risks related to managing our investment portfolio. The full Board receives reports on a regular basis regarding each committee’s oversight from the chairperson of each committee when reporting on their committee’s actions at regular Board meetings, as well as overseeing the development and implementation of strategic initiatives.

Meetings and Committees of the Board of Directors

During 2018, the Board of Directors held ten regular meetings, five special meetings and took actions by written consent on six occasions. During 2018, no director attended fewer than 75% of the Board and committee meetings held during this period. The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting. All of our directors attended our 2018 annual meeting.

Board Independence

The Board has determined that the following continuing directors are independent pursuant to the Nasdaq Rules applicable to the Company: Bruce F. Simberg, Richard W. Wilcox Jr., Jenifer G. Kimbrough, William G. Stewart, Thomas A. Rogers and Roberta N. Young. The Board has also used the stricter definition of “independence” utilized by shareholder advisory services in determining the members of the Compensation and Nominating committees from 2017 forward.

The independent directors of the Board meet in executive sessions without management present. These sessions, which generally occur at every regularly scheduled Board meeting, are led by the Chairman. Executive sessions allow the independent directors to discuss, among other issues, management performance and compensation.

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees. These committees, the Audit, Investment, Nominating, Compensation and Business Strategy committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board. The Audit, Compensation, Investment and Nominating committees are composed exclusively of independent directors. The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. Each committee holds regularly scheduled meetings and confers between regularly scheduled meetings as needed.

Charters for the Audit, Compensation and Nominating committees, and the Corporate Governance Guidelines, are available upon the Company’s website at www.FedNat.com and are also available in print to any shareholder upon request from our Corporate Secretary.

Audit Committee. As of December 31, 2018, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Chair, Richard W. Wilcox Jr. and Roberta N. Young. Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership. Ms. Kimbrough and Mrs. Young, who are Certified Public Accountants, were designated as “financial experts” as that term is defined in the applicable rules and regulations of the Exchange Act based on their understanding of U.S. generally accepted accounting principles (“GAAP”) and financial statements; their ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; their experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; their understanding of internal controls and procedures for financial reporting; and their understanding of audit committee functions. The Audit Committee held four regular meetings in fiscal 2018 and no special meetings. It is currently expected that the same Board members will constitute the Audit Committee for 2019.

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

Compensation Committee. As of December 31, 2018, the Company’s Compensation Committee was composed of Jenifer G. Kimbrough, Thomas A. Rogers and Richard W. Wilcox Jr. Each member is independent as defined by the Nasdaq Rules. The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers. Mr. Wilcox serves as the Chairman. During fiscal 2018, the Compensation Committee held three regular meetings and one special meeting and took action by written consent on one occasion. For 2019, the members of the Compensation Committee are Jenifer G. Kimbrough, Thomas A. Rogers and Richard W. Wilcox Jr.

The Compensation Committee has worked with compensation and governance consultants in prior years to assist the Board in updating the Company’s corporate governance practices generally, assist with a review and update of the Company’s executive compensation practices, and assist with the Company’s shareholder engagement program. The Compensation Committee also regularly reviews internally compiled data about the compensation practices of our competitors. For the 2018 fiscal year, the Company engaged the firm of MacKenzie Partners to assist the Board with research related to executive compensation practices and our peers, and assist with the Company’s shareholder engagement program. MacKenzie Partners also provided proxy solicitation services to the Company.

Nominating Committee. As of December 31, 2018, the Company’s Nominating Committee was composed of Jenifer G. Kimbrough, Richard W. Wilcox Jr., Thomas A. Rogers, William G. Stewart and Roberta N. Young. Richard Wilcox serves as the committee chairperson. Each member is independent as defined by the Nasdaq Rules. During fiscal 2018, the Nominating Committee took actions by written consent on one occasion. The same Board members will constitute the Nominating Committee for 2019.

The Nominating Committee continues to identify qualified candidates for director positions. In recommending proposed nominees to the full Board, the Nominating Committee is charged with building and maintaining a Board that has an ideal mix of talent and experience to achieve the Company’s business objectives. In particular, the Nominating Committee considers all aspects of a candidate’s qualifications in the context of the needs of the Company at that point in time with a view to creating a Board with a diversity of experience and perspectives. Among the qualifications, qualities and skills of a candidate considered important by the Nominating Committee is a person with strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially. The Nominating Committee considers diversity, together with these other factors, when evaluating candidates, but does not have a specific policy in place with respect to diversity.

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

Shareholders who wish to recommend nominees to the Nominating Committee should submit their recommendation in writing to the Secretary of the Company at its executive offices pursuant to the requirements contained in Article III, Section 13 of the Company’s Bylaws. This section provides that the notice shall include: (a) as to each person who the shareholder proposed to nominate for election, (i) name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company which are beneficially owned by the person, (iv) the consent of each nominee to serve as a director of the Company if so elected and (v) any other information relating to the person that is required to be disclosed in solicitation for proxies for the election of directors pursuant to Rule 14A under the Exchange Act; and (b) as to the shareholder giving the notice, (i) the name and record address of the shareholder, and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the shareholder. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a director of the Company. To be timely, a shareholder’s notice shall be delivered to or mailed and received at the Company’s principal executive offices not less than 60 days nor more than 90 days prior to the meeting. If we give less than 70 days’ notice or prior public disclosure of the date of the meeting date, however, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following either the date we publicly announce the date of our annual meeting or the date of mailing of the notice of the meeting, whichever first occurs.

Investment Committee. As of December 31, 2018, the Company’s Investment Committee was composed of William G. Stewart, Bruce F. Simberg and Roberta N. Young. The Investment Committee manages our investment portfolio pursuant to its adopted Investment Policy Statement. Mr. Stewart serves as the Chairman. During fiscal 2018, the Investment Committee held four regular and three special meetings. The same Board members will constitute the Investment Committee for 2019.

Business Strategy Committee. As of December 31, 2018, the Company’s Business Strategy Committee (previously called the Business Development Committee) was composed of Thomas A. Rogers, Michael H. Braun and Bruce F. Simberg. The Business Strategy Committee provides advice, oversight and guidance both to management of the Company and to the Board on matters involving the Company’s development of programs and projects, and acquisitions of new technologies or products and other business opportunities of strategic importance to the Company. Mr. Rogers serves as the Chairman. During fiscal 2018, the Business Strategy Committee held four regular meetings. The same Board members will constitute the Business Strategy Committee for 2019.

Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company. A copy of our Code of Conduct is available on our web site at www.FedNat.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and certain changes in beneficial ownership with the SEC and to furnish us with copies of those reports. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations that no other reports were required, we believe that during the year ended December 31, 2018, all reports required by Section 16(a) were timely filed except for one report that was filed late due to an administrative error.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the components and objectives of the Company’s executive compensation program for fiscal 2018 for our “Named Executive Officers,” describes the process through which the decisions regarding executive compensation have been made, and describes the results of this decision-making process. Our Named Executive Officers for fiscal 2018 were our Chief Executive Officer and President and our Chief Financial Officer. The following Compensation Discussion and Analysis reflects the compensation paid to our Named Executive Officers for fiscal 2018 and the Compensation Committee’s decisions with respect to the compensation for fiscal 2019 for the Named Executive Officers.

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

The Compensation Committee is committed to ensuring our compensation programs are strongly aligned with the Company’s long-term business strategy. The Committee seeks to continuously and rigorously evaluate its compensation plans to reflect strong governance practices and shareholder feedback, as reflected in the table below:

What We Do	What We Do Not Do
✓ Establish long-term performance-based criteria for the equity awards to our Chief Executive Officer, which for 2018 constituted 50%, and for 2019 will constitute 40%, of his total incentive award.	x No change-in-control excise tax gross-ups.
✓ Enforce a clawback policy that allows for the recovery of previously paid incentive compensation in the event of a restatement of our financial statements.	x No tax gross-ups on perquisites.
✓ Maintain rigorous stock ownership and retention guidelines for our executive officers and directors.	x No excessive perquisites.
✓ Execute a robust shareholder outreach program to solicit investor feedback on compensation plan design and disclosure and which we will continue in connection with this Annual Meeting.	x No hedging or pledging of the Company’s common stock.
✓    Require a “double trigger” for the payment of change-in-control payments to our Named Executive Officers, meaning that payments will not be triggered without a qualifying termination following a change in control, and to provide that any such change in control payment would be based on the average of the preceding three years’ actual bonuses earned.
x No option repricing or repurchases of underwater options without shareholder approval.

The Company’s 2018 Performance

The Company’s financial results for 2018 reflect the impact of multiple severe weather events in Florida and the other states in which we operate, including Hurricanes Michael and Florence. Our 2018 earnings also reflected continued, but diminishing, headwinds from the Company’s non-core operations, automobile and commercial general liability, from which the Company is continuing to exit. The Company took action to improve its underwriting profitability during 2017 and 2018 that significantly improved results within our core operations, homeowners insurance, and believes it is well positioned for continued earnings growth and increased shareholder value in 2019 and beyond. The significant accomplishments during 2018 include:

•
Total revenue in our homeowners line of business increased 13.4% to $364.8 million, driving consolidated total revenue growth of 1.1%, despite the substantial reduction in revenue from the non-core lines of business we are exiting.

•	Net income attributable to the Company’s shareholders grew to $14.9 million, up 86.9% over the prior year.

•	Book value per share, excluding non-controlling interest, grew to 6% to $17.13 from $16.16 in 2017, overcoming the substantial adverse impact of Hurricane Michael.

•	We maintained the Company’s dividend at $0.08 per quarter, returning almost $4.2 million to shareholders based on dividends paid during the year.

•	Through rigorous focus on exposure management and underwriting, the Company reduced the cost of its catastrophe reinsurance program by approximately $30 million for the 2018-2019 treaty year.

•	The Company continued its expansion outside of Florida. Collectively, gross written premium in Alabama, Louisiana, South Carolina and Texas increased by 48.1% in 2018 to over $81 million.

•	We reduced our total staffing by over 100 positions during 2018, as we continue to maximize operational initiatives, representing annualized savings of approximately $6 million.

•
Lastly, the Company completed a thorough due diligence and negotiation process culminating in our recent announcement of the pending acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. This pending transaction will further diversify the Company’s premium base, adds organic non-Florida agent distribution, and increases our scale, and is expected to be meaningfully accretive to 2019 earnings.

Results of Our Evaluations

The following table summarizes the Compensation Committee’s 2018 compensation decisions for our Named Executive Officers, consistent with how the Compensation Committee views total compensation. The information regarding performance-based compensation is presented both in terms of “Target” compensation and the actual achievement thereof. See the footnotes to the table for further information. The Compensation Committee reached these compensation decisions based on its evaluation of performance relative to the incentive criteria established at the beginning of 2018 as described below, and taking into account actual progress made toward important Company initiatives. For comparative purposes, the table also presents 2017 and 2016 compensation decisions for our Named Executive Officers. While the table below summarizes how the Compensation Committee views compensation, it is not a substitute for the tables and disclosures required by the SEC’s rules, which begin on page 32. Further detail on how individual pay decisions were made and descriptions of the elements of compensation can be found following this table.

Name and Principal Position	Year	Base Salary Rate	Annual Incentive and Other Cash Awards		Long-Term Incentive and Other Share-Based Awards		Total Compensation
			Target	Actual	Target	Actual-to-Date	Target	Actual-to-Date
Michael H. Braun Chief Executive Officer and President (1)	2018	$1,000,000	$875,000	$534,167	$875,000	$0	$2,750,000	$1,534,167
	2017	$1,000,000	$875,000	$698,333	$875,000	$0	$2,750,000	$1,698,333
	2016	$1,000,000	--	--	--	--	$1,000,000	$1,000,000
Ronald A. Jordan Chief Financial Officer (2)	2018	$290,000	$108,750	$100,000	$108,750	$100,000	$613,896	$490,000
	2017	$275,000	--	$100,000	--	$151,500	$275,000	$526,500
	2016	--	--	--	--	--	--	--

(1)
The 2018 annual incentive award was paid in 2019 for short-term performance goals met in 2018 and included a discretionary component. The 2018 long-term incentive award of 53,713 shares of restricted stock (at Target payout level) was granted in 2018 for performance-based goals to be met over a three-year period from 2018 to 2020. Such goals were not met in 2018, resulting in the forfeiture of 11,936 shares (or $194,000 based on the grant date share price), thus far, from this grant. The 2017 annual incentive award was paid in 2018 for 2017 short-term performance goals met in 2017. The 2017 long-term incentive award of 47,971 shares of restricted stock (at Target payout level) was granted in 2017 for performance-based goals to be met over a three-year period from 2017 to 2019. Such goals were not met in 2017 and 2018, resulting in the forfeiture of 21,320 shares (or $389,000 based on the grant date share price), thus far, from this grant.

(2)
The 2018 annual incentive award was paid in 2019 for short-term performance goals met in 2018, and included a discretionary component. The 2018 long-term incentive award includes:(1) 6,675 shares of restricted stock was granted in 2018 for performance-based goals to be met over a three-year period from 2018 to 2020. Such goals were not met in 2018, resulting in the forfeiture of 1,482 shares (or $24,000 based on the grant date share price), thus far, from this grant; and (2) 5,546 shares of restricted stock (or $100,000) granted in 2019 that time-vests over a five-year period. Mr. Jordan joined the Company in April 2017 and was not a participant in the 2017 incentive compensation plan. The 2017 cash award was paid in 2018 for Mr. Jordan’s efforts during 2017. Mr. Jordan received a grant of 10,000 shares of restricted stock (or $151,500 based on the grant date share price) and $100,000 for relocation expenses as part of the terms of his employment when he joined the Company. The relocation allowance is not included in this table, as the Compensation Committee deems to be an expense reimbursement rather than compensation.

Shareholder Outreach and “Say-on-Pay”

At our advisory shareholder vote on executive compensation in 2018, our say-on-pay proposal received the affirmative vote of 80.7% of the shares voted on the proposal. The 2018 and 2017 say-on-pay votes were a significant improvement over the results of the 2016 vote, and reflecting the Compensation Committee’s meaningful efforts to seek and receive feedback and guidance from shareholders and others regarding the Company’s executive compensation plans, and to incorporate this feedback into our practices. These efforts are designed to better understand and address investor concerns, while continuing to evolve our compensation practices in a way that both meets the Board’s compensation goals and benefits our shareholders.

Outreach Process. A proactive approach to shareholder communication continues to be part of our ongoing process. Our outreach process for 2018 was led by the Chairman of our Compensation Committee, Richard W. Wilcox Jr., who participated in all discussions with investors. Other participants in our outreach process included our Corporate Secretary and, as necessary or appropriate, outside counsel, and MacKenzie Partners, our proxy solicitation firm. The Compensation Committee was given regular updates on investor feedback during these discussions.

Extent of Outreach. During the course of our outreach during 2018, we contacted all of the Company’s top 30 shareholders, representing approximately 62% of our outstanding common stock, which followed similarly extensive outreach efforts during 2017. We received responses from and engaged in dialogue with seven of these shareholders, each of which owned at least 0.3% of our outstanding shares. We will continue this outreach process during the months preceding our 2019 annual meeting. We may also hold discussions with the major proxy advisory firms to learn more about their perspectives, policies and evaluation of our executive compensation program.

The Compensation Committee carefully considered the shareholder feedback and guidance it received in 2018 and continued to refine the positive changes to our executive compensation program previously implemented.

What We Heard	How We Responded
▪    The metrics used to determine awards under the short and long-term incentive plans should be different from one another and closely tied to Company performance, and Compensation Committee should minimize discretionary payouts.

▪    Beginning in 2017, the Compensation Committee approved a new formula-based short and long-term incentive plan structure for evaluating our Chief Executive Officer’s performance, with 50% of his incentive award based on annual financial goals that reflect the Company’s financial and operating performance on a year-to-year basis, and 50% based on long-term financial goals that reflect the growth realized by the Company’s shareholders over a more extended horizon. This incentive structure continued in 2018, including further refinement of the annual and long-term metrics, as described below.

▪ The use of increase in gross revenues as a performance metric may encourage growth at the expense of overall profitability.
▪    For the 2019 incentive compensation plan, we have eliminated the performance-based metric related to increasing in gross revenues. Such action is consistent with our stated focus on increasing our profitability and growing our net income.

▪    Our historical reliance on time-based vesting of equity awards should be reduced, with the emphasis instead on performance-based vesting of equity.

▪    Awards made under the long-term incentive plan should be granted predominantly in the form of equity, rather than cash.

▪    Beginning in 2017, a portion of our Chief
Executive Officer’s awards under the incentive plan were granted 100% in the form of performance-based equity. In 2018, this approach was applied to the Chief Financial Officer’s incentive compensation as well.

▪ The Company should clearly disclose the performance metrics, goals and weighting that were considered when determining our Named Executive Officers’ incentive compensation payouts.
▪    We have substantially revamped and restructured our Compensation Discussion and Analysis to provide a more detailed and transparent presentation of the alignment between pay and performance. Although the Company does not provide earnings guidance, and accordingly has not disclosed the specific measurement levels for the performance metrics, we have expanded our disclosures to describe how the measurement levels were determined.

▪ The Company should consider amending its executive employment agreement(s) from a “single- trigger” for the payment of change of control bonus to a “double-trigger” for payment.
▪    We amended our Chief Executive Officer’s
employment agreement to provide for a “double- trigger” for payment of his change of control bonus and to modify the calculation of that bonus to be based on the average of the Chief Executive Officer’s actual bonuses received for the three years prior to the change of control. This same provision was incorporated into the employment agreement recently executed with our Chief Financial Officer.

Evaluation Process

The Compensation Committee conducts an annual review of the total compensation of our executive officers, executive compensation, as well as the mix of elements used to compensate our Named Executive Officers. This review is based in part on an analysis of feedback from shareholders and current best practices in executive compensation and in part on a survey of executive compensation paid by various comparable publicly traded property and casualty insurance companies as reported in each company’s proxy statement. In evaluating executive compensation programs of peer companies, the Compensation Committee considers both a group of direct peers and a broader group of peers.

For 2018, our direct peer group encompassed publicly traded companies that compete with us in the Florida homeowners’ insurance market, a market with unique performance characteristics and competitive factors:

-    Heritage Insurance Holdings, Inc. (NYSE: HRTG)

-	HCI Group, Inc. (NYSE: HCI)

-	United Insurance Holdings Corp. (NASDAQ: UIHC)

-	Universal Insurance Holdings, Inc. (NYSE: UVE).
This direct peer group remains the same for 2019.

In addition to the four Florida-based insurance companies listed above, the Company included the following companies in its peer group for comparison purposes for 2018:

-	Safety Insurance Group Inc. (NASDAQ: SAFT)

-	Donegal Group Inc. (NASDAQ: DGICA)

-	Greenlight Capital Re Ltd. (NASDAQ: GLRE)

-	Third Point Reinsurance Ltd. (NYSE: TPRE)

-	Hallmark Financial Services (NASDAQ: HALL)

-	First Acceptance Corp. (NYSE: FAC)

-	Atlas Financial Holdings Inc. (NASDAQ: AFH)

-	RLI Corp. (NYSE: RLI)

-	EMC Insurance Group Inc. (NASDAQ: EMCI)

-	Baldwin & Lyons (NASDAQ: BWINB)

-	Atlantic American Corp. (NASDAQ: AAME)

These additional peers provide the Compensation Committee with a broader perspective of compensation practices among relevant insurance companies. The Committee assessed the competitiveness of the Company’s compensation program in comparison to the entire peer group, as well as the subset of the Company’s direct peers listed above who are the Company’s primary publicly traded competitors in the Florida homeowners’ insurance market.

We also consider the industry knowledge and experience of our Committee members to be an important component of our compensation review process. Our Committee members each have substantial management experience in running businesses in the insurance, financial services and legal services industries, many of which have substantial management teams. As a result, their personal experience extends to developing and implementing management compensation and incentive programs, enabling our Committee members to use that experience when reviewing the Company’s executive compensation programs and working with MacKenzie Partners to make appropriate updates.

Elements of Compensation

The Compensation Committee has been committed to updating the Company’s executive compensation programs to reflect the Company’s growth and the evolution of best practices, and to reflect the feedback received as a result of our outreach to our largest shareholders. In that regard, the Compensation Committee approved in 2016 and 2017 a significant revamp of the Company’s compensation practices, in particular the incentive compensation of the Company’s Chief Executive Officer and President. These updated compensation practices have been carried forward into 2018 and 2019. The Company’s executive compensation programs for its Named Executive Officers consist of elements described below.

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

Because of the unique performance characteristics and competitive factors in the Florida homeowners’ insurance industry, the Compensation Committee believes comparing the Company’s executive compensation to that of its direct peer group of Florida-based insurers, Heritage Insurance Holdings, Inc. (NYSE: HRTG), HCI Group, Inc. (NYSE: HCI), United Insurance Holdings Corp. (NASDAQ: UIHC) and Universal Insurance Holdings, Inc. (NYSE: UVE), provides the most meaningful insights into executive compensation. The unique factors that strongly influence the financial results of the Florida homeowners’ insurers include, among other things: the significance and complexities of exposure management, the potential occurrence of one or more severe hurricanes that can materially affect financial performance and has periodically driven national competitors from the market, the existence and large presence with the Florida market of a state-controlled insurer-of-last-resort in Citizens Property Insurance Corporation (“Citizens”) and the extent to which Citizens is seeking or reducing policies at any time and the market impact of fluctuations in its risk appetite, the significant percentage of properties in high-risk coastal areas, and the litigiousness of the Florida market. Accordingly, the Compensation Committee’s analyses focus significantly on our Chief Executive Officer’s base salary as compared to the annual base salaries of the Chief Executive Officers of our Florida-based direct peer group, as described in the table below:

Company	2017 Annual CEO Salary (A)	2018 Annual CEO Salary (A)
Universal Insurance Holdings, Inc.	$2,217,500	$2,217,500
Heritage Insurance Holdings, Inc.	$2,100,000	$2,205,000
United Insurance Holdings Corp.	$1,000,000	$1,000,000
FedNat Holding Company	$1,000,000	$1,000,000
HCI Group, Inc.	$950,000	$950,000
Median (excluding FNHC)	$1,550,000	$1,602,500
(A) As reported in each company’s proxy statement.

The data from the table above enabled the Compensation Committee to measure our Chief Executive Officer’s base salary against the base salary levels for the chief executive officers of our Florida-based direct peer group. For 2018, based on the Company’s results for 2017 and a comparison of Mr. Braun’s salary to that of the direct peer group, Mr. Braun’s base salary remained the same. The Compensation Committee also determined that Mr. Braun’s salary would remain unchanged for 2019.

Based on an analysis of market rates for 2018, our Chief Financial Officer’s base salary was set at $290,000. Based on Mr. Jordan’s contributions to the Company since his arrival in 2017, and his increased level of experience, the Compensation Committee increased Mr. Jordan’s salary for 2019 to $325,000.

Incentive Compensation. Consistent with the Company’s pay-for-performance philosophy of compensating our Named Executive Officers for the Company’s achievements for the prior year and their roles in those achievements, and reflecting the feedback received from our outreach to our largest shareholders, in 2017 the Compensation Committee completely revamped the incentive compensation of our Chief Executive Officer. As part of this revamp, the Compensation Committee required for the annual bonus that the Company’s net income achieve a specified minimum threshold, in addition to the performance criteria described below. Mr. Braun’s incentive compensation for 2018 was based on the pre-determined performance metrics described below. Reflecting the Company’s significant progress in important Company initiatives, however, Mr. Braun also received a discretionary bonus for 2018. The revamped pay-for-performance compensation structure remains in place for our Chief Executive Officer and Chief Financial Officer for 2019, with a discretionary component that allows the Compensation Committee to consider achievement in other Company initiatives when awarding up to 10% of the annual award.

Annual Incentive Plan. For 2018, 50% of Mr. Braun’s performance-based incentive compensation consisted of an annual bonus payable in cash based in equal parts on return on equity (“ROE”), controlling expenses, targeted EBITDA, and the discretionary component. The Compensation Committee determined that these annual financial and operating metrics selected for the annual incentive plan appropriately reflected the important measurements of the Company’s results of operations on a year- to-year basis, and provided incentives to grow the Company’s business in a cost-effective way.

The Compensation Committee determined the specific measurement levels for 2018 for the chosen performance metrics (for both the annual and long-term components) by extrapolating each metric’s target level from the Company’s recent actual performance results with a factor for growth of the Company. The Committee also considered the Company’s projected and longer-term historic performance, as well as that of the direct peer group of Florida-based homeowners insurers and of the property and casualty insurance industry generally, when determining the target levels for each metric. The target levels of the metrics are intended to incentivize our Chief Executive Officer to direct the Company’s continued growth in a reasonable and efficient manner, while the maximum levels are intended to reward extraordinary accomplishments. The threshold levels reflect that, while the Company’s results can be severely impacted by events completely beyond the Company’s control, the Company’s ability to manage its exposure, effectively structure its reinsurance program and take other steps to improve expense control can mitigate the impact of those events.

For 2018, the Company’s performance as compared to the metrics used in our Chief Executive Officer’s annual bonus plan was as follows:

•	ROE was 8.3%, which was below the minimum;

•	Expense control was 40.3%, which substantially achieved the target level of 40.0%; and

•	EBITDA was $25.7 million, which was below the minimum.

As a result, for 2018, Mr. Braun’s bonus under the annual component of the plan was $284,167. The Compensation Committee elected to also award a discretionary incentive of $250,000, based on the substantial progress made during 2018 towards important Company initiatives. Specifically, the Committee considered the following achievements:

•	Rigorous exposure management that drove a $30 million reduction in the cost of the Company’s excess-of-loss catastrophe reinsurance spend for the treaty year ending June 30, 2019.

•	Growth in net income to $14.9 million, up 86.9% over 2017, driven by $22.2 million of earnings from our core homeowners business, a 689% increase over the prior year.

•	Streamlining of corporate operations and corresponding reductions in overhead, representing annualized savings of approximately $6 million.

The Compensation Committee believes these achievements are contributing to future earnings momentum. As a result, Mr. Braun’s total cash bonus for 2018 totaled $534,167.

Long-Term Incentive Plan.

2018 Plan. The remaining 50% of Mr. Braun’s 2018 incentive compensation consisted of a long-term incentive bonus payable in equity, based in equal parts on increasing gross revenues, increasing book value per share and relative total shareholder return over three years (“Relative TSR”). The increase in revenue and increase in book value per share metrics are measured over successive one-year performance periods (but the goals are not modified from period to period), and the equity granted vests 1/3 annually beginning one year after the grant date.

The metrics selected by the Compensation Committee for the 2018 long-term incentive plan are appropriate measures of the Company’s success over a longer time horizon, with particular emphasis on the measurements that are meaningful to the Company’s shareholders and relevant to the Company’s long-term business strategy and also contemplate the unique aspects of the Company’s business, in particular the material impact of hurricanes and other severe weather events that are inherently difficult to predict during any one year. The Compensation Committee believes that the annual measurement of the increase in revenue and increase in book value per share metrics provides an appropriate means of measuring long-term performance in an industry where external events (i.e. hurricanes), pricing cycles, and claims trends (such as assignment of benefits) can have a material impact on the Company’s appetite for growth and its financial and operational results.

The Compensation Committee combined the increase in revenue and increase in book value per share metrics with a Relative TSR metric that is measured over a three-year performance period, with the equity cliff vesting at the end of the three-year performance period based on the Company’s performance relative to its direct peer group of Florida-based homeowners’ insurers. For the Relative TSR metric, the Compensation Committee determined that the most appropriate comparison of the Company’s performance would be to this direct peer group of Florida-based homeowners’ insurers because of the unique competitive aspects of the Florida homeowners’ insurance market and because external factors such as hurricanes would likely impact all of the members of the direct peer group in a more consistent way. The Compensation Committee believes as well that the Company’s performance measures are appropriate when compared to the Company’s broader peer group.

2018 Achievement—Year 1 of 2018 Plan. The Company’s performance for 2018 as compared to the metrics used in our Chief Executive Officer’s long-term incentive plan was as follows:

•	Increase in gross revenues was 1.1%, which was below the minimum;

•	Increase in book value per share was 6.0%, which was below the minimum; and

•	The Relative TSR metric will not be determined for two more years.

As a result, Mr. Braun forfeited 11,936 performance-based shares (or $194,000 based on the grant date share price) that had been granted for 2018 under the long-term plan.

2018 Achievement—Year 2 of 2017 Plan. 2018 represented year two of the long-term portion of Mr. Braun’s 2017 incentive compensation. The Company’s performance as compared to the metrics used was as follows:

•	ROE was 8.3%, which was below the minimum;

•	Increase in book value per share was 6.0%, which was below the minimum; and

•	The Relative TSR metric will not be determined for one more year; however, cumulative performance through two years of the three-year measurement period is below the Threshold level of achievement.

As a result, Mr. Braun forfeited 10,660 performance-based shares (related to the ROE and increase in book value metrics) that had been granted for 2017 under the 2017 long-term plan.

2018 Achievement—2018 and 2017 Plans Combined. For the 2018 and 2017 long-term plans on a combined basis, total long-term compensation forfeited by the CEO based on the Company’s 2018 performance was approximately $388,000, based on the related grant date share prices.

Changes for 2019 Plan. As detailed under “Shareholder Outreach and Say on Pay” above, the Company has proactively sought shareholder input on its compensation practices. Based in part on feedback received from shareholders during 2018, the Compensation Committee approved several changes to the incentive compensation plan for 2019, which the Company believes retains the goals of relating executive compensation to Company growth and shareholder returns. These changes include:

•	The removal of increase in gross revenues as an incentive compensation metric, to avoid any incentive that might encourage unprofitable growth;

•
Total shareholder return was removed as a metric, as the Compensation Committee concluded it often does not accurately reflect the effectiveness of management’s actions over the performance period, due to the impacts of macroeconomics, investor sentiment and other external factors;

•	ROE was moved to the long-term component of the plan; and

•	Adjustments to the relative weighting of the annual and long-term components of the plan, as well as the underlying metrics contained therein.

•	Adding an option for the Compensation Committee to consider achievement of other important Company initiatives when determining up to 10% of the annual award.

The resulting components of the incentive compensation plan for 2019 are as follows:

2019 Annual Incentive Plan:         CEO Payout Factors

Performance Metrics	Weight	Threshold	Target	Maximum
EBITDA	0.25	1.00	1.75	2.50
Expense Control	0.25	1.00	1.75	2.50
Discretionary component	0.10	1.00	1.75	2.50

2019 Long-Term Incentive Plan:         CEO Payout Factors

Performance Metrics	Weight	Threshold	Target	Maximum
ROE	0.20	1.00	1.75	2.50
Increase in Book Value Per Share	0.20	1.00	1.75	2.50

Note: The potential payout for each metric is calculated as base salary x Payout Factor x Weight.

For our Chief Executive Officer, the resulting total potential payouts are $1.0 million, $1.75 million and $2.5 million at Threshold, Target and Maximum, respectively, with 60% attributable to the annual incentive and 40% attributable to the long-term incentive.

The Compensation Committee maintained the EBITDA and expense control metrics in the annual component of the plan and supplemented it with a discretionary factor, with the annual component comprising 60% of the total incentive plan. ROE was moved to the long-term component with increase in book value per share, with the long-term component comprising 40% of the total incentive plan. With these changes, the Compensation Committee believes the 2019 incentive plan appropriately balances our Chief Executive Officer’s focus on both the short-term and long-term success of the Company.

The Compensation Committee determined that Mr. Braun will receive no increase in base salary for 2019 when determining the minimum, target and maximum percentages of base salary for his 2019 incentive compensation plan. In addition, the Compensation Committee believes that our Chief Executive Officer’s prospective maximum payout under his annual and long-term incentive compensation plan for 2019 is well within the range of the actual awards made by the Company’s direct peer group. The Compensation Committee believes that the Company’s performance measures, as amended, are appropriate when compared to the Company’s broader peer group as well.

The total payout for both the annual and long-term incentive bonuses on a combined basis will be based on Mr. Braun’s base salary of $1,000,000 for 2019, at the threshold, target and maximum payout factors indicated in the table below. No payouts will be made under the annual incentive plan unless the Company’s 2019 net income is above a minimum threshold pre-determined by the Compensation Committee.

The Company does not provide earnings guidance, and accordingly has not disclosed the specific measurement points for the performance metrics. After performance for the 2019 fiscal year has been determined, the Company intends to disclose its results with respect to these performance metrics in its 2020 proxy statement.

Compensation of our Chief Financial Officer. For 2018, our Chief Financial Officer, Ronald A. Jordan, received an annual base salary of $290,000. He was also entitled to receive for 2018 an annual bonus, payable in stock and cash, with a target of 75% of his base salary and a maximum range of 112.5% of his base salary subject to the same performance criteria detailed above for the Chief Executive Officer. As described above, the Company exceeded the Threshold performance level for only the expense control metric, resulting in a calculated payment of $35,163. In light of Mr. Jordan’s contributions during 2018, including the continued strengthening of the Company’s reporting and analytical capabilities and internal controls, success in raising $45 million in debt to facilitate our first quarter 2018 buyout of the Monarch joint ventures partners, and achievement of expense reductions, the Compensation Committee increased Mr. Jordan’s 2018 bonus to $100,000.

As described above, the Company did not achieve the Threshold level of either of the annually measured metrics used in our long-term bonus plan during 2018. As a result, Mr. Jordan forfeited 1,482 performance-based shares (or $24,000 based on the grant date share price) that had been granted for 2018 under the long-term plan.

For 2019, Mr. Jordan’s base salary is $325,000. His incentive bonus for 2019 will be based on the same short-term and long-term metrics as for our Chief Executive Officer with the same relative weightings, and will be payable in cash for the short-term bonus and in stock for the long-term bonus. The Payout Factors for both the annual and long-term incentive bonuses on a combined basis will be based on a Target level of 100% of Mr. Jordan’s base salary of $325,000, Threshold level payout of 50% of base salary and the Maximum payout will be 150% of base salary, on a combined basis. No payouts will be made under the annual incentive plan unless the Company’s 2018 net income is above a minimum threshold pre-determined by the Compensation Committee. In addition, in light of the fact that Mr. Jordan received no shares at year end 2017, nor were any shares vested for 2018 under the 2018 Long-Term Incentive, as a retention tool, the Compensation Committee granted Mr. Jordan $100,000 of restricted stock (5,546 shares, based on the grant date fair value of $18.03) that will vest over five years.

2018 Stock Incentive Plan. Our 2018 Stock Incentive Plan, which was adopted by the Board of Directors and approved by our shareholders in 2018, authorizes us to grant a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares to officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries. Awards may be granted singly, in combination, or in tandem. Our Compensation Committee is the administrator of the equity plans. The Compensation Committee reviews and approves equity awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, and retention considerations, as well as a review of the individual’s existing share and option holdings. Equity grants have been made at the discretion of the Compensation Committee and/or executive management members, who have been granted limited authority by the Compensation Committee. To date, only restricted stock has been granted under the 2018 Stock Incentive Plan. The 2018 Incentive Plan prohibits repricing of stock options and prohibits cash buyouts of underwater options, and requires a minimum vesting period of one year (except that up to 5% of the shares reserved under the 2018 Stock Incentive Plan may be granted without the minimum vesting requirement).

Other Employee Benefit Plans. Our employees, including our Named Executive Officers, are entitled to various employee benefits. These benefits include medical and dental care plans; flexible benefit accounts; life, accidental death and dismemberment and disability insurance; a 401(k) plan; and paid vacation.

Under our 401(k) plan, the Company matches 100% of the first 6% of participant elective contributions subject to IRS limitations and, from time to time, the Board of Directors approves an additional discretionary profit sharing contribution. No additional contribution was approved for 2018. The Board of Directors intends to review the Company’s financial results annually to determine whether to approve a discretionary profit sharing contribution in any future years.

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

Clawback Policy. The Board has adopted a clawback policy applicable to our Named Executive Officers and other current or former executive officers of the Company. Pursuant to this policy, the Company will have the right, in appropriate circumstances as determined by the Board in its sole discretion, to seek to recover all or any part of the cash or equity incentive-based compensation granted to our Named Executive Officers or such other executive officers during the three fiscal years preceding the date on which the Company is required to prepare an accounting restatement to correct a material error, if the restatement is required because of a knowing violation of SEC rules and regulations, GAAP, other applicable legal or regulatory requirements, or Company policy by a Named Executive Officer or such other executive officer. Incentive-based compensation subject to the policy includes any cash or equity compensation granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. Financial reporting measures include measures that are based on accounting principles used in preparing the Company’s financial statements, measures that are derived from information in the Company’s financial statements, and stock price and total shareholder return. The Board will have the discretion to forgo such recovery if it determines that seeking such recovery would be unreasonable or not in the Company’s best interests.

Stock Ownership and Retention Guidelines. The Board has implemented stock ownership guidelines applicable to our Named Executive Officers. Under these guidelines, our Chief Executive Officer is required to hold shares of the Company’s common stock with a value of at least six times his annual salary rate, and our Chief Financial Officer is required to hold shares with a value of at least three times his annual salary rate. The guidelines further provide that the Named Executive Officers should achieve the guideline amounts within five years of becoming subject to the policy and, until the guideline amounts are achieved, the Named Executive Officers must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes. The Board also prohibits hedging or pledging the Company’s common stock, without exception.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s SEC filings, including its proxy statement for the 2019 Annual Meeting of Shareholders.

Respectfully Submitted
April 5, 2019

/s/ Richard W. Wilcox Jr., Chairman
/s/ Jenifer G. Kimbrough
/s/ Thomas A. Rogers

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers for the years indicated:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)		Total
Michael H. Braun Chief Executive Officer and President	2018	$1,000,000	--	$872,836	(4)	--	$534,167	--	$16,200		$2,423,203
	2017	$1,000,000	--	$875,000	(5)	--	$698,333	--	$16,200		$2,589,533
	2016	$993,846	--	--		--	--	--	$35,093		$1,028,939
Ronald A. Jordan Chief Financial Officer	2018	$290,000	--	$208,469	(6)	--	$100,000	--	$15,427		$613,896
	2017	$190,419	$100,000	$151,500		--	--	--	$103,219	(7)	$545,138
	2016	--	--	--		--	--	--	--		--

(1)
Reflects cash bonuses earned by the Named Executive Officer for the applicable fiscal year but that were paid in the following fiscal year. Mr. Jordan was not a participant in the Company’s incentive compensation plan in 2017.

(2)	Reflects annual incentive bonuses based on performance criteria for the stated year, each of which were paid in the following fiscal year.

(3)	See table "All Other Compensation" below for an itemized disclosure of this element of compensation.

(4)
Reflects long-term incentive award of 53,713 shares (at Target payout level) of restricted stock granted in 2018 for performance-based goals to be met over a three-year period from 2018 to 2020, of which certain goals were not met in 2018, resulting in the forfeiture of 11,936 shares (or $194,000 based on the grant date share price), thus far, from this grant.

(5)
Reflects (1) long-term incentive award of 47,971 shares (at Target payout level) of restricted stock granted in 2017 for performance-based goals to be met over a three-year period from 2017 to 2019, of which certain goals were not met in 2017 and 2018, resulting in the forfeiture of 21,320 shares (or $389,000 based on the grant date share price), thus far, from this grant, and (2) 5,546 shares of restricted stock (or $100,000 based on the grant date share price) granted in 2019 that time-vests over a five-year period.

(6)
Reflects long-term incentive award of 6,675 shares (at Target payout level) of restricted stock granted in 2018 for performance-based goals to be met over a three-year period from 2018 to 2020, of which certain goals were not met in 2018, resulting in the forfeiture of 1,482 shares (or $24,000 based on the grant date share price) from this grant.

(7)	This amount includes the amount of relocation expense that was paid to Mr. Jordan.

ALL OTHER COMPENSATION
Name	Year	Auto		Relocation	Insurance Benefits (1)		Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2018	--		--	--		$16,200	$16,200
	2017	--	(3)	--	--	(3)	$16,200	$16,200
	2016	$3,817	(3)	--	$11,261		$20,015	$35,093
Ronald A. Jordan	2018	--		--	--		$15,427	$15,427
	2017	--		$100,000	--		$3,219	$103,219
	2016	--		--	--		--	--

(1)	Represents premiums for medical insurance.

(2)	Represents matching contributions and a discretionary profit contribution made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

(3)	Mr. Braun’s automobile allowance was eliminated in July 2016 and payment of 100% of his health insurance premiums was eliminated effective January 1, 2017.

Employment Agreements

Michael H. Braun, Chief Executive Officer and President. We have been a party to an employment agreement with Michael H. Braun, our Chief Executive Officer and President, since 2012, which amended and restated Mr. Braun’s prior employment agreement. In a 2015 amendment, the term of his employment agreement was extended to four years from the date of the amendment with automatic extensions so that at all times the balance of the term is not less than two years unless sooner terminated as provided in the employment agreement. Under his agreement, Mr. Braun’s annual base salary, which may be increased at any time during the term of the agreement, is $1,000,000. Mr. Braun is also entitled to receive such bonuses and increases as may be awarded by the Board of Directors. It also contains customary confidentiality and non-solicitation provisions.

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

The agreement also provides for payments to him if he is employed by us on the date on which a Change of Control occurs. Under the agreements, a “Change of Control” will be deemed to have occurred if: (i) any person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the owner or beneficial owner of our securities having 50% or more of the combined voting power of our then-outstanding securities that may be voted for the election of our directors (other than as a result of an issuance of securities initiated by us, or open market purchases approved by our Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), or (ii) the persons who were our directors before such transactions shall cease to constitute a majority of our Board, or any successor to us, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions. If, following a Change in Control, Mr. Braun’s employment is terminated by us (or any successor or subsidiary) without Cause or by the executive for Good Reason (as defined in his agreement), we will make a lump sum payment to the executive in an amount equal to two times the sum of his base salary immediately preceding the Change of Control plus the average of his actual bonus for the three fiscal years immediately preceding the Change of Control (the "Change of Control Severance"). Additionally, all unvested stock options and any other equity awards held by him will become vested and the Company will provide Mr. Braun (and his family) with medical insurance for a period of two years after the date of such termination of employment at no cost and on the same terms and conditions as in effect on the date on which such termination of employment occurs.

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

Ronald A. Jordan, Chief Financial Officer. Mr. Jordan became the Company’s Chief Financial Officer in April 2017. On January 8, 2019, we entered into an employment agreement with him, pursuant to which he is entitled to receive base salary and incentive compensation as determined by the Compensation Committee of the Company’s Board of Directors. He is also entitled to receive medical insurance (including family coverage) and other benefits commensurate with that offered to other similarly situated employees.

Mr. Jordan’s employment agreement is for a two-year term beginning on the date of execution. If Mr. Jordan’s employment is terminated by the Company without cause prior to a change of control of the Company (as defined in his employment agreement), Mr. Jordan will be entitled to receive in a lump sum payment severance equal to two times his annual base salary as in effect immediately prior to such termination (“Termination Severance”) and any accrued but unpaid bonuses, incentive compensation and other benefits (“Accrued Obligations”). In addition, any unvested equity awards held by Mr. Jordan will vest. The Company will also provide Mr. Jordan and his family medical insurance coverage for two years at no cost (“Extended Medical Coverage”).

If Mr. Jordan’s employment is terminated because of his death or disability (as defined in his employment agreement), Mr. Jordan will be entitled to receive the Termination Severance (less, in the case of his disability, any amounts paid to him under a long-term disability policy) and the Accrued Obligations. The Termination Severance will be paid in a lump sum in the case of his death, and in accordance with the Company’s payroll practices, in the case of his disability. In addition, any unvested equity awards held by him will vest and the Company will provide two years of Extended Medical Coverage to his family, in the case of his death, or to him and his family, in the case of his disability.

If Mr. Jordan’s employment is terminated by the Company without cause or is terminated by him for Good Reason (as defined in his employment agreement) following a change of control of the Company, Mr. Jordan will be entitled to receive in a lump sum payment severance equal to two times the sum of (a) his annual base salary in effect immediately prior to date of the definitive agreement for the transaction resulting in the change of control plus (b) the average of his incentive bonuses (annual and long-term) awarded for the three fiscal years immediately preceding the termination of his employment (“Change of Control Severance”). In addition, any unvested equity awards held by Mr. Jordan will vest. The Company will also provide Mr. Jordan and his family Extended Medical Coverage for two years.

If Mr. Jordan’s employment is terminated by the Company without cause prior to a change of control, and a change of control occurs within six months of the termination of his employment, Mr. Jordan will be entitled to receive an additional payment equal to the difference between the Change of Control Severance to which he would have been entitled and the Termination Severance. If Mr. Jordan resigns, or is terminated by the Company for cause (as defined in the Employment Agreement), he will be entitled to receive only his base salary prorated through the date of termination and will forfeit any accrued but unpaid bonus or other incentive compensation or other benefits, unless otherwise provided under the applicable plan, program or arrangement.

Mr. Jordan’s employment agreement also sets forth a reaffirmation of the restrictive covenants in Mr. Jordan’s Confidential Information, Non-Solicitation and Non-Competition Agreement dated April 17, 2017.

Equity-Based Compensation

Grants of Plan Based Awards. The following table provides information regarding restricted stock granted to our Named Executive Officers during 2018 under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”).

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Equity Awards / Number of Securities Underlying Options	Exercise or Base Price of Equity Awards	Grant Date Fair Value of Equity Awards (1)
Michael H. Braun	3/16/2018	53,713 (2)	--	$872,836
Ronald A. Jordan	3/16/2018	6,675 (2)	--	$108,469

(1)
This amount reflects the aggregate grant date fair value of the shares granted at the Target level of payout. The grant date fair value is based on the closing price of the Common Stock at the applicable grant date.

(2)	Shares granted in 2018 for performance awards to be based on 2018 to 2020 performance.

Forfeitures of 2018 and 2017 Awards Based on 2018 Results. As described above under “Long-Term Incentive Award,” these performance-based awards are subject to forfeiture if the underlying performance goals are not met. As a result of the Company’s performance for 2018, Mr. Braun has forfeited 11,936 performance-based shares (or $194,000 based on the grant date share price) included above for the 2018 long-term award. Similarly, Mr. Jordan forfeited 1,482 performance-based shares (or $24,000 based on the grant date share price). In addition, based on the Company’s 2018 performance, Mr. Braun forfeited 10,660 performance-based shares that had been granted under the 2017 long-term incentive plan. Mr. Jordan was not a participant in the 2017 incentive compensation plan. Total long-term compensation forfeited by the Chief Executive Officer based on the Company’s 2018 performance was approximately $388,000.

Stock Incentive Plan. Our 2018 Plan is administered by the Compensation Committee. The objectives of the 2018 Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the 2018 Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant.

As of December 31, 2018, 810,103 shares were remaining available to be granted under the 2018 Plan and, as of the date of this proxy statement, 684,660 shares were available. The shares to be delivered pursuant to awards will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding awards that expire or are cancelled. If shares covered by an award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the 2018 Plan.

Awards granted under the 2018 Plan typically vest in equal portions over three or five years. Awards granted under the 2018 Plan requires that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship generally results in the forfeiture of awards not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipient’s unexercised awards.

Outstanding Equity Awards at Fiscal Year-End. The following table summarizes the equity awards held by our Chief Executive Officer and President and Chief Financial Officer as of December 31, 2018.

	Stock Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael H. Braun					9,000	$179,280	--	--	(2)
					10,000	$199,200	--	--	(3)
					20,000	$398,400	--	--	(4)
					18,789	$374,277	--	--	(5)
					38,072	$758,394	--	--	(6)
					59,682	$1,188,865	--	--	(7)
Ronald A. Jordan					8,000	$159,360			(8)
					7,788	$155,137			(9)

(1)	Based on the market value per share of $19.92 on 12/31/2018.

(2)	Restricted stock vested as to 80% as of 12/31/2018, the remaining 20% vest as follows: 20% on 9/9/2019.

(3)	Restricted stock vested as to 80% as of 12/31/ 2018, the remaining 20% vest as follows:
20% on 12/9/2019.

(4)	Restricted stock vested as to 60% as of 12/31/ 2018, the remaining 40% vest as follows: 20% on 5/5/2019 and 20% on 5/5/2020.

(5)	Restricted stock vested as to 40% as of 12/31/ 2018, the remaining 60% vest as follows:
20% on 3/10/2019, 20% on 3/10/2020, and 20% on 3/10/2021.

(6)
A portion of this grant is performance-based restricted stock that cliff vests over a three-year period from 2017 to 2019 and the remaining portion vests based on performance achieved in 2019. The Threshold level of Company performance was not achieved for 2017 and 2018, therefore the annually measured components of the grant for those years were forfeited.

(7)
A portion of this grant is performance-based restricted stock that cliff vests over a three-year period from 2018 to 2020 and the remaining portion vests based on performance achieved each year from 2019 to 2020. The Threshold level of Company performance was not achieved for 2018, therefore the annually measured component of the grant for that year was forfeited.

(8)	Restricted stock vested as to 20% as of 12-31-18, the remaining 80% vest as follows:
20% on 5/12/2019, 20% on 5/12/2020, 20% on 5/12/2021 and 20% on 5/12/2022.

(9)
A portion of this grant is performance-based restricted stock that cliff vests over a three-year period from 2018 to 2020 and the remaining portion vests based on performance achieved each year from 2019 to 2020. The Threshold level of Company performance was not achieved for 2018, therefore the annually measured component of the grant for that year was forfeited.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested during calendar year 2018 by our Chief Executive Officer and our Chief Financial Officer.

	Stock Option Awards		Restricted Stock Awards
	Shares Acquired on	Value Realized on	Shares Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Michael H. Braun	--	--	9,000	$227,880
	--	--	10,000	$214,000
	--	--	10,000	$173,000
	--	--	6,263	$108,600
Ronald A. Jordan	--	--	2,000	$36,680

Chief Executive Officer Pay Ratio Disclosure

Under rules adopted pursuant to the Dodd-Frank Act of 2010, we have presented below the ratio of the annual total compensation of our median compensated employee, excluding our Chief Executive Officer, to the annual total compensation of our Chief Executive Officer.

We believe that the ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K of the SEC’s rules. The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Because other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios, the pay ratios reported by other companies may not be comparable to the pay ratio we have reported below.

We identified our median compensated employee from the 311 full-time and part-time workers who were included as employees on our payroll records as of December 31, 2018 based on base salary, bonus, commissions and equity, with conforming adjustments for employees who were hired during the year but did not work the full 12 months.

The 2018 annual total compensation as determined under Item 402 of Regulation S-K for our Chief Executive Officer was $2,423,203 as reported in the Summary Compensation Table included above. The 2018 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $62,268. The ratio of our Chief Executive Officer’s annual total compensation to our median employee’s total annual compensation for fiscal year 2018 is 39 to 1.

Compensation Committee Interlocks and Insider Participation

During fiscal 2018, the Compensation Committee was responsible for overseeing executive compensation. The members of the Compensation Committee as of December 31, 2018 were Richard W. Wilcox Jr., who served as Chair, Jenifer G. Kimbrough and Thomas A. Rogers. No member of the Compensation Committee was at any time during fiscal 2018 or at any other time an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K of the SEC. No executive officer of the Company served on the board of directors or the compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee of the Company during fiscal 2018.

DIRECTOR COMPENSATION

Cash Compensation

The Company’s policy is that only our non-employee directors receive annual cash directors’ fees and reimbursement of actual out-of-pocket expenses in connection with their service on the Board. Our Chief Executive Officer does not receive any additional compensation for his service on the Board. We had six non-employee directors during 2018.

During 2018, the non-employee directors received an annual retainer of $78,750, payable in quarterly installments in January, April, and July and October. This annual retainer is in lieu of per-meeting directors’ fees. The chairpersons of the Board and certain of the Board committees receive an additional annual fee for serving as chair, as follows: Chairman of the Board, $42,000; chairperson of the Audit Committee, $21,000; chairperson of the Investment Committee, $18,375; chairperson of the Compensation Committee, $15,000; and chairperson of Business Strategy Committee, $15,750. Richard W. Wilcox Jr. also received a fee of $21,000 as the Lead Director during 2018, and did not receive any compensation for serving as the chairperson of the Compensation and Nominating Committees. These annual chair fees are also payable in quarterly installments in January, April, July and October.

For 2019, the Board did not receive any increases in the annual retainer or chair fees.

Equity Compensation

In addition to the cash annual retainers and chair fees, our non-employee directors receive compensation for their service in the form of grants of restricted stock. The Board believes that providing a substantial portion of the non-employee directors’ total compensation in the form of equity aligns the directors’ compensation with the interests of the Company’s shareholders. These equity grants are at a price per share equal to the greater of book value per share or the closing price of the Company’s common stock on the grant date. In March 2019, each non-employee director received a grant of 5,546 shares of restricted stock that vests over three years. These 2019 annual grants reflected an increase of $30,168 from the cash value of the annual grants for 2018, reflecting the impact of the Company’s growth, strategic initiatives and operating environment on the Board’s workload and were in lieu of any increase in cash directors’ fees.

Cash compensation paid to, and the dollar value of equity awards granted to, our non-employee directors in 2018 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY
Name	Fees Earned or Paid in Cash	Equity (Restricted Stock) Awards (1)	Stock Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jenifer G. Kimbrough	$99,750	$69,826	--	--	--	--	$169,576
Thomas A. Rogers	$94,500	$69,826	--	--	--	--	$164,326
Bruce F. Simberg	$120,750	$69,826	--	--	--	--	$190,576
William G. Stewart	$97,125	$69,826	--	--	--	--	$166,951
Richard W. Wilcox Jr	$99,750	$69,826	--	--	--	--	$169,576
Roberta N. Young (2)	$78,750	$169,569	--	--	--	--	$248,319

(1)	The following table provides certain additional information concerning the outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2018.

(2)
In March 2018, in addition to the annual grant received by each Board member, Ms. Young received a grant of 6,138 shares of restricted stock that vest over five years in connection with her election to the Board.

Name	Total Stock Option/Equity Awards Outstanding at 2018 Fiscal Year End (Shares)		Stock Option / Equity Awards Granted During Fiscal Year 2018 (Shares)	Grant Date Fair Value of Equity Awards Granted During Fiscal Year 2018 ($)
Jenifer G. Kimbrough	24,708	(a)	4,297	$69,826	(b)
Thomas A. Rogers	10,839	(c)	4,297	$69,826	(b)
Bruce F. Simberg	11,708	(d)	4,297	$69,826	(b)
William G. Stewart	10,839	(c)	4,297	$69,826	(b)
Richard W. Wilcox Jr	9,708	(e)	4,297	$69,826	(b)
Roberta N. Young	10,435	(f)	10,435	$169,569	(b)

(a)
Includes 15,000 fully vested options granted on April 6, 2012 with an exercise price of $4.40 and an expiration date of April 6, 2022; 2,000 shares of restricted stock which began vesting over five years with an initial vest date of September 9, 2015; 1,218 shares of restricted stock which began vesting over three years with an initial vest date of March 10, 2017, 2,193 shares of restricted stock which will begin vesting over three years with an initial vest date of March 14, 2018 and 4,297 shares of restricted stock which will begin vesting over three years with an initial vest date of March 6, 2019.

(b)	Based on the market value per share of $16.25 on March 16, 2018.

(c)
Includes 1,218 shares of restricted stock which began vesting over three years with an initial vest date of March 10, 2017, 3,131 shares of restricted stock which began vesting over five years with an initial vest date of March 10, 2017 and 2,193 shares of restricted stock which will begin vesting over three years with an initial vest date of March 14, 2018, and 4,297 shares of restricted stock which will begin vesting over three years with an initial vest date of March 6, 2019.

(d)
Includes 4,000 shares of restricted stock which will began vesting over five years with an initial vest date of September 9, 2015, 1,218 shares of restricted stock which began vesting over three years with an initial vest date of March 10, 2017 and 2,193 shares of restricted stock which will begin vesting over three years with an initial vest date of March 14, 2018 and 4,297 shares of restricted stock which will begin vesting over three years with an initial vest date of March 6, 2019.

(e)
Includes 2,000 shares of restricted stock which began vesting over five years with an initial vest date of September 9, 2015; 1,218 shares of restricted stock which began vesting over three years with an initial vest date of March 10, 2017 and 2,193 shares of restricted stock which will begin vesting over three years with an initial vest date of March 14, 2018 and 4,297 shares of restricted stock which will begin vesting over three years with an initial vest date of March 6, 2019.

(f)
Includes 6,138 shares of restricted stock which will begin vesting over five years with an initial vest date of March 6, 2019 and 4,297 shares of restricted stock which will begin vesting over three years with an initial vest date of March 06, 2019.

Director Stock Ownership and Retention Guidelines

The Board approved stock ownership and retention guidelines applicable to our directors. Under these guidelines, our outside, non-employee directors are each required to hold shares of the Company’s common stock with a value of at least four times the annual retainer. The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of share withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board. All of our directors except for the Board members joining in 2015 and 2017 are in compliance with these guidelines; these three directors are still within the five-year transition period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 26, 2019, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the shares through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights, and the address for each person is c/o FedNat Holding Company, 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)
Michael H. Braun (2)	611,706	4.62%
Bruce F. Simberg (3)	512,150	3.87%
Richard W. Wilcox Jr. (4)	176,761	1.34%
Jenifer G. Kimbrough (5)	38,780	*
Ronald A. Jordan (8)	34,149	*
Thomas A. Rogers (6)	22,004	*
William G. Stewart (7)	22,004	*
Roberta N. Young (9)	15,981	*
All directors and executive officers as a group (nine persons) (10)	1,433,535	10.84%

5% or greater holders:
Dimensional Fund Advisors LP (11)	1,089,117	8.23%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746
Lenox Capital Management, Inc. (12)	1,078,380	8.15%
Douglas Ruth (12)
322 Alana Drive
New Lenox, IL 60451
BlackRock, Inc. (13)	897,350	6.78%
55 East 52nd Street
New York, NY 10022
Capital Returns Management, LLC (14)	823,830	6.23%
Ronald D. Bobman (14)
641 Lexington Avenue, 18th Floor
New York, NY 10022

*    Less than 1%.

(1)
Unless otherwise indicated, the address of each beneficial owner listed is c/o FedNat Holding Company, 14050 N.W. 14 Street, Suite 180, Sunrise, Florida 33323. The percentage of class outstanding is based on 13,228,114 shares outstanding as of April 26, 2019.

(2)
Includes 9,000 shares of restricted stock, which began vesting over five years with an initial vest date of September 9, 2015, 10,000 shares of restricted stock, which began vesting over five years with an initial vest date of December 9, 2015, 20,000 shares of restricted stock, which began vesting over five years with an initial vest date of May 5, 2016, 12,526 shares of restricted stock, which began vesting over five years with an initial vest date of March 10, 2017, 15,229 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 14, 2018, 22,843 shares of restricted stock, which will cliff vest over three years based on performance on March 14, 2020, 34,104 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 16, 2019, 25,578 shares of restricted stock, which will cliff vest over three years based on performance with a vest date of March 16, 2021, and 55,462 shares of restricted stock, which will begin vesting over three years based on performance with an initial vest date of March 6, 2020.

(3)
Includes 1,096 shares of restricted stock, which began vesting over three years with an initial vest date of March 14, 2018, 2,864 shares of restricted stock, which began vesting over three years with an initial vest date of March 16, 2019, and 5,546 shares of restricted stock, which will vest over three years with an initial vest date of March 6, 2020.

(4)
Includes 3,000 shares of common stock held in Mr. Wilcox’s IRA, 40,000 shares of common stock held by Mr. Wilcox’s spouse, 2,000 shares of restricted stock, which began vesting over five years with an initial vest date of September 9, 2015, 1,096 shares of restricted stock, which began vesting over three years with an initial vest date of March 14, 2018, 2,864 shares of restricted stock, which began vesting over three years with an initial vest date of March 16, 2019 and 5,546 shares of restricted stock, which will vest over three years with an initial vest date of March 6, 2020.

(5)
Includes 2,000 shares of restricted stock, which began vesting over five years with an initial vest date of September 9, 2015, 1,096 shares of restricted stock, which began vesting over three years with an initial vest date of March 14, 2018, 2,864 shares of restricted stock, which began vesting over three years with an initial vest date of March 16, 2019, 5,546 shares of restricted stock, which will vest over three years with an initial vest date of March 6, 2020 and 15,000 shares of common stock issuable upon the exercise of vested stock options held by Ms. Kimbrough.

(6)
Includes 8,000 restricted shares, which began vesting over five years with an initial vest date of May 12, 2018, 4,450 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 16, 2019, 3,338 shares of restricted stock, which will cliff vest over three years based on performance with a vest date of March 16, 2021, 5,546 shares of restricted stock, which will vest over five years with an initial vest date of March 6, 2020 and 10,815 shares of restricted stock, which will vest over three years based on performance with an initial vest date of March 6, 2020.

(7)
Includes 2,088 shares of restricted stock, which began vesting over five years with an initial vest date of March 10, 2017, 1,096 shares of restricted stock, which began vesting over three years with an initial vest date of March 14, 2018, 2,864 shares of restricted stock which began vesting over three years with an initial vest date of March 16, 2019 and 5,546 shares of restricted stock which will vest over three years with an initial vest date of March 6, 2020.

(8)
Includes 2,088 shares of restricted stock, which began vesting over five years with an initial vest date of March 10, 2017, 1,096 shares of restricted stock, which began vesting over three years with an initial vest date of March 14, 2018, 2,864 shares of restricted stock, which began vesting over three years with an initial vest date of March 16, 2019 and 5,546 shares of restricted stock, which will vest over three years with an initial vest date of March 6, 2020.

(9)
Includes 2,864 shares of restricted stock, which began vesting over three years with an initial vest date of March 16, 2019, 4,911 shares of restricted stock, which began vesting over five years with an initial vest date of March 16, 2019 and 5,546 shares of restricted stock, which will vest over three years with an initial vest date of March 6, 2020.

(10)
Includes a total of 311,478 shares of unvested restricted stock, but does not include the 15,000 shares of common stock issuable upon the exercise of vested stock options, which are both detailed above.

(11)	This information is based on the Schedule 13G/A filed with the SEC on February 8, 2019.

(12)	This information is based on the Schedule 13G/A filed with the SEC on February 20, 2019.

(13)	This information is based on the Schedule 13G/A filed with the SEC on February 4, 2019.

(14)	This information is based on the Schedule 13G/A filed with the SEC on February 13, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our executive officers and directors.

Related Transactions

The following is a summary of transactions during since the beginning of the 2018 fiscal year between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

During 2018, the brother of Michael H. Braun, the Company’s Chief Executive Officer and President, received $162,766 for his services in 2018 as Director of Budgets and Forecasts. We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following continuing directors are independent pursuant to the Nasdaq Rules applicable to the Company: Bruce F. Simberg, Richard W. Wilcox Jr., Jenifer G. Kimbrough, Thomas A. Rogers, William G. Stewart and Roberta N. Young.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee, which is responsible for the appointment, compensation and oversight of our independent auditors, has engaged Ernst & Young LLP (“E&Y”) as independent auditors to audit our consolidated financial statements for the year ending December 31, 2018.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by E&Y. The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees. The Audit Committee Chairman may approve permissible non-audit services with subsequent notification to the full Audit Committee. All services rendered to us by E&Y in 2018 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2018 fiscal year, E&Y, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee. All professional services rendered by E&Y during the fiscal year ended December 31, 2018 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by E&Y for fiscal 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit Fees (1)	$915,200	$1,129,000
Audit-Related Fees (2)	36,511	121,553
Tax fees (3)	252,840	154,152
Total	$1,204,551	$1,404,705

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

(3)
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

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

໿

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date

2.1	Equity Purchase Agreement dated as of February 25, 2019 among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., and Maison Insurance Company, and Claimcor, LLC	8-K	2.1	February 26, 2019

3.1	Second Restated Articles of Incorporation of FedNat Holding Company	10-Q	3.1	November 7, 2018

3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018

4.1	Specimen of Common Stock Certificate	SB-2 File No. 333-63623	4.1	October 27, 1998

4.2	Indenture dated December 28, 2017 by and among Federated National Holding Company, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, London Branch, as Paying Agent, and the Bank of New York Mellon SA/NV, Luxembourg Branch, as Registrar	8-K	4.1	January 3, 2018

4.3	Supplemental Indenture No. 1 dated as of December 28, 2017, regarding Senior Unsecured Floating Rate Notes due 2027	8-K	4.2	January 3, 2018

4.4	Supplemental Indenture No. 2 dated as of December 29, 2017, regarding Senior Unsecured Floating Rate Notes due 2022	8-K	4.3	January 3, 2018

4.5	Senior Unsecured Floating Rate Note due 2027	8-K	4.4	January 3, 2018

4.6	Senior Unsecured Floating Rate Note due 2022	8-K	4.5	January 3, 2018

4.7	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019

4.8	Form of Rule 144A Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.2	March 6, 2019

4.9	Form of IAI Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.3	March 6, 2019

10.1*	Multi-Year Excess Catastrophe Reinsurance Contract, effective July 1, 2017, between Federated National Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2017

10.2*	FHCF Supplement Layer Reinsurance Contract, effective June 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.1	November 7, 2018

10.3*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.2	November 7, 2018

10.4*	Non-Florida Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.3	November 7, 2018

10.5*	Reinstatement Premium Protection Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.4	November 7, 2018

10.6*	Excess Catastrophe Reinsurance Contract, effective July 1, 2018, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.5	November 7, 2018

10.7*	Net Quota Share Reinsurance Agreement, effective July 1, 2018, between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.6	November 7, 2018

10.8	Reimbursement Contract between Federated National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018	10-Q	10.1	May 8, 2018

10.9	Reimbursement Contract between Monarch National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2018	10-Q	10.2	May 8, 2018

10.10*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-Q	10.9	November 9, 2017

10.11	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013

10.12	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013

10.13	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015

10.14+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017

10.15+	Change of Control Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.4	May 10, 2017

10.16+	Bonus Agreement dated as of January 11, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.30	March 16, 2017

10.17+	Bonus Agreement dated as of January 1, 2017 between Federated National Holding Company and Erick Fernandez	10-Q	10.5	May 10, 2017

10.18+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019

10.19+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019

10.20+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008

10.21+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013

10.22+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012

10.23+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015

10.24+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015

10.25+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019

10.26+	Change of Control Agreement dated as of May 2, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.31	March 16, 2017

10.27	Form of Voting Agreement dated as of February 25, 2019 between FedNat Holding Company and the stockholders of PIH party thereto	8-K	10.1	February 26, 2019

10.28	Form of Note Purchase Agreement dated February 25, 2019 between FedNat Holding Company and the Purchasers of Senior Unsecured Notes due 2029	8-K	10.2	February 26, 2019

10.29	Form of Registration Rights Agreement dated March 5, 2019 between FedNat Holding Company and the Note Purchasers	8-K	10.1	March 6, 2019

10.30	Letter Agreement dated February 25, 2019 among FedNat Holding Company, Athene Annuity & Life Assurance Company and Athene Annuity and Life Company	8-K/A	10.1	March 6, 2019

21.1	Subsidiaries of the Company	10-K	21.1	March 7, 2019

23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	March 7, 2019

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	31.1	March 7, 2019

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	31.2	March 7, 2019

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1				X

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act with respect to this Amendment No. 1				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	32.1	March 7, 2019

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	32.2	March 7, 2019

101.INS**	XBRL Instance Document.	10-K	101.IN	March 7, 2019
101.SCH**	XBRL Taxonomy Extension Schema Document.	10-K	101.SC	March 7, 2019

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.	10-K	101.CA	March 7, 2019

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.	10-K	101.LA	March 7, 2019

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.	10-K	101.PR	March 7, 2019
____________________
+ Indicates a Management Compensation Plan or Arrangement
* Portions of this exhibit have been omitted pursuant to a confidential treatment request granted by the SEC.
** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or Exchange Act, except as shall be expressly set forth by specific reference in such filing. Incorporated by reference to the Form 10-K for the year ended December 31, 2018 filed with the SEC on March 7, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

FEDNAT HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

/s/ Ronald Jordan
Ronald Jordan, Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2019