Form 10-Q
period 2019-03-31
FedNat Holding Co
filed 2019-05-08
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	FNHC	Nasdaq Global Market
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2019, the registrant had 12,836,401 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	March 31,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $439,254 and $433,664, respectively)	$443,458	$428,641
Debt securities, held-to-maturity, at amortized cost	4,552	5,126
Equity securities, at fair value	20,824	17,758
Total investments	468,834	451,525
Cash and cash equivalents	100,589	64,423
Prepaid reinsurance premiums	69,858	108,577
Premiums receivable, net of allowance of $67 and $77, respectively	22,684	29,791
Reinsurance recoverable, net	301,922	211,424
Deferred acquisition costs, net	40,232	39,436
Income taxes, net	4,027	5,220
Other assets	27,441	14,975
Total assets	$1,035,587	$925,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$374,124	$296,230
Unearned premiums	275,860	281,992
Reinsurance payable	31,399	63,599
Long-term debt, net of deferred financing costs of $1,599 and $596, respectively	98,401	44,404
Deferred revenue	4,567	4,585
Other liabilities	33,320	19,302
Total liabilities	817,671	710,112

Commitments and contingencies (see Note 9)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,836,401 and 12,784,444 shares issued and outstanding, respectively	128	128
Additional paid-in capital	141,803	141,128
Accumulated other comprehensive income (loss)	3,138	(3,750)
Retained earnings	72,847	77,753
Total shareholders’ equity	217,916	215,259
Total liabilities and shareholders' equity	$1,035,587	$925,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Net premiums earned	$88,784	$82,109
Net investment income	3,710	2,943
Net realized and unrealized investment gains (losses)	2,301	(1,052)
Direct written policy fees	2,391	3,576
Other income	4,011	5,501
Total revenues	101,197	93,077

Costs and expenses:
Losses and loss adjustment expenses	66,839	46,071
Commissions and other underwriting expenses	28,234	30,221
General and administrative expenses	6,311	6,085
Interest expense	5,051	1,084
Total costs and expenses	106,435	83,461

Income (loss) before income taxes	(5,238)	9,616
Income tax expense (benefit)	(1,373)	2,371
Net income (loss)	(3,865)	7,245
Net income (loss) attributable to non-controlling interest	—	(218)
Net income (loss) attributable to FedNat Holding Company shareholders	$(3,865)	$7,463

Net Income (Loss) Per Common Share
Basic	$(0.30)	$0.58
Diluted	$(0.30)	$0.58

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,795	12,850
Diluted	12,795	12,945

Dividends Declared Per Common Share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2019	2018

Net income (loss)	$(3,865)	$7,245

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	6,888	(4,561)
Comprehensive income (loss)	3,023	2,684

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	(447)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$3,023	$3,131

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259	$—	$215,259
Net income (loss)	—	—	—	—	—	(3,865)	(3,865)	—	(3,865)
Other comprehensive income (loss)	—	—	—	—	6,888	—	6,888	—	6,888
Dividends declared	—	—	—	—	—	(1,041)	(1,041)	—	(1,041)
Shares issued under share-based compensation plans	—	51,957	—	—	—	—	—	—	—
Share-based compensation	—	—	—	675	—	—	675	—	675
Balance as of March 31, 2019	$—	12,836,401	$128	$141,803	$3,138	$72,847	$217,916	$—	$217,916

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Net income (loss)	—	—	—	—	—	7,463	7,463	(218)	7,245
Other comprehensive income (loss)	—	—	—	—	(4,332)	—	(4,332)	(229)	(4,561)
Dividends declared	—	—	—	—	—	(1,043)	(1,043)	—	(1,043)
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	53,571	—	—	—	—	—	—	—
Repurchases of common stock	—	(322,865)	(3)	—	—	(4,997)	(5,000)	—	(5,000)
Share-based compensation	—	—	—	665	—	—	665	—	665
Balance as of March 31, 2018	$—	12,718,953	$127	$139,388	$(3,861)	$72,426	$208,080	$—	$208,080

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$(3,865)	$7,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(2,301)	1,052
Loss (gain) on early extinguishment of debt	3,575	67
Amortization of investment premium or discount, net	197	616
Depreciation and amortization	355	371
Share-based compensation	675	665
Tax impact related to share-based compensation	(10)	(77)
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	38,719	48,291
Premiums receivable, net	7,107	726
Reinsurance recoverable, net	(90,498)	(21,490)
Deferred acquisition costs	(796)	1,492
Income taxes, net	(1,136)	2,521
Deferred revenue	(18)	(298)
Loss and loss adjustment expense reserves	77,894	5,699
Unearned premiums	(6,132)	(12,026)
Reinsurance payable	(32,200)	(33,455)
Other	1,639	11,019
Net cash provided by (used in) operating activities	(6,795)	12,418
Cash flow from investing activities:
Proceeds from sales of equity securities	1,506	4,262
Proceeds from sales of debt securities	49,174	73,830
Purchases of equity securities	(2,188)	(5,177)
Purchases of debt securities	(62,741)	(138,738)
Maturities and redemptions of debt securities	8,271	50,584
Purchases of property and equipment	(486)	(66)
Net cash provided by (used in) investing activities	(6,464)	(15,305)
Cash flow from financing activities:
Issuance of long-term debt, net of issuance costs	98,464	—
Payment of long-term debt and prepayment penalties	(48,000)	(5,000)
Purchase of non-controlling interest	—	(16,685)
Purchases of FedNat Holding Company common stock	—	(5,000)
Dividends paid	(1,039)	(1,065)
Net cash provided by (used in) financing activities	49,425	(27,750)
Net increase (decrease) in cash and cash equivalents	36,166	(30,637)
Cash and cash equivalents at beginning-of-period	64,423	86,228
Cash and cash equivalents at end-of-period	$100,589	$55,591

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Three Months Ended
	March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$902	$977
Cash paid (received) during the period for income taxes	$(277)	$70

Significant non-cash investing and financing transactions:
Right-of-use asset	$(8,103)	$—
Lease liability	$8,103	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2019

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

Maison Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. The resale of the shares to be issued will be subsequently registered and will be subject to a five-year standstill agreement. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. A portion of the cash from the offering was used to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and the remainder will be used to purchase the Maison Companies and for other general corporate purposes.

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

The transaction, which is subject to the Maison Companies having consolidated GAAP net book value of at least $42 million as of closing and satisfaction of other customary closing conditions, including insurance regulatory approvals in Louisiana and Florida, is expected to close in the latter part of the second quarter of 2019.

Refer to Basis of Presentation and Principles of Consolidation and below.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 22.8% and 22.8% were from Allstate’s network of Florida agents, for the three months ended March 31, 2019 and 2018, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 19.6% and 11.8%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended March 31, 2019 and 2018, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2018 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the three months ended March 31, 2019.

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

Recently Issued Accounting Pronouncements, Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842).  The update superseded the prior lease guidance in Topic 840, Leases and lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis.  Additionally, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The Company adopted the guidance effective January 1, 2019, by reflecting a $6.1 million right-of-use asset, after-tax, and $6.1 million lease liability, after-tax, on our consolidated balance sheets for our leases in existence as of that date. All of the Company's leases were classified as operating leases and we elected the practical expedient, therefore no adjustment to comparative prior periods presented have been made.  The provisions of this ASU did not have an impact on our pattern of lease expense recognition on our consolidated statements of operations.

Refer to Note 9 below for additional information regarding leases.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

Recently Issued Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment ("OTTI") model. The update also requires enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The update is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$43,412	$102,550	$—	$145,962
Obligations of states and political subdivisions	—	11,519	—	11,519
Corporate securities	—	263,385	—	263,385
International securities	—	22,592	—	22,592
Debt securities, at fair value	43,412	400,046	—	443,458

Equity securities, at fair value	18,907	1,917	—	20,824

Total investments, at fair value	$62,319	$401,963	$—	$464,282
໿

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$43,918	$83,950	$—	$127,868
Obligations of states and political subdivisions	—	9,767	—	9,767
Corporate securities	—	268,731	—	268,731
International securities	—	22,275	—	22,275
Debt securities, at fair value	43,918	384,723	—	428,641

Equity securities, at fair value	16,037	1,721	—	17,758

Total investments, at fair value	$59,955	$386,444	$—	$446,399

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 4) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2019	$3,360	$1,109	$—	$4,469
December 31, 2018	3,809	1,155	—	4,964

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of March 31, 2019 and December 31, 2018. There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2019 and 2018.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$144,450	$2,037	$525	$145,962
Obligations of states and political subdivisions	11,502	88	71	11,519
Corporate	260,844	3,693	1,152	263,385
International	22,458	213	79	22,592
	439,254	6,031	1,827	443,458

Debt securities - held-to-maturity:
United States government obligations and authorities	3,567	2	91	3,478
Corporate	930	8	2	936
International	55	—	—	55
	4,552	10	93	4,469
Total investments, excluding equity securities	$443,806	$6,041	$1,920	$447,927
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$127,928	$1,091	$1,151	$127,868
Obligations of states and political subdivisions	9,870	27	130	9,767
Corporate	273,192	510	4,971	268,731
International	22,674	12	411	22,275
	433,664	1,640	6,663	428,641

Debt securities - held-to-maturity:
United States government obligations and authorities	4,085	1	158	3,928
Corporate	986	2	6	982
International	55	—	1	54
	5,126	3	165	4,964
Total investments, excluding equity securities	$438,790	$1,643	$6,828	$433,605

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

Net realized and unrealized gains (losses), by major investment category, consisted of the following:
໿

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$317	$223
Equity securities	2,830	1,153
Total gross realized and unrealized gains	3,147	1,376

Gross realized and unrealized losses:
Debt securities	(400)	(1,441)
Equity securities	(446)	(987)
Total gross realized and unrealized losses	(846)	(2,428)
Net realized and unrealized gains (losses) on investments	$2,301	$(1,052)

The above line item, net realized and unrealized gains (losses) on investments, includes $2.3 million and less than $0.1 million of recognized net unrealized gains (losses) on equity securities for the three months ended March 31, 2019 and 2018, respectively.

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

	March 31, 2019
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$17,108	$17,094
Over one through five years	198,410	199,858
Over five through ten years	218,177	220,854
Over ten years	5,559	5,652
	439,254	443,458
Debt securities, held-to-maturity:
One year or less	135	135
Over one through five years	4,042	3,963
Over five through ten years	375	371
	4,552	4,469
Total	$443,806	$447,927

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Interest income	$3,657	$2,887
Dividends income	53	56
Net investment income	$3,710	$2,943

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
March 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$10,279	$8	$32,169	$517	$42,448	$525
Obligations of states and political subdivisions	790	21	5,339	50	6,129	71
Corporate	26,723	311	57,096	841	83,819	1,152
International	2,711	6	5,877	73	8,588	79
	40,503	346	100,481	1,481	140,984	1,827

Debt securities, held-to-maturity:
United States government obligations and authorities	114	—	3,161	91	3,275	91
Corporate	80	—	173	2	253	2
International	—	—	29	—	29	—
	194	—	3,363	93	3,557	93
Total investments, excluding equity securities	$40,697	$346	$103,844	$1,574	$144,541	$1,920

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$22,673	$246	$29,727	$905	$52,400	$1,151
Obligations of states and political subdivisions	3,254	18	4,786	112	8,040	130
Corporate	160,361	3,058	53,232	1,913	213,593	4,971
International	15,608	217	4,678	194	20,286	411
	201,896	3,539	92,423	3,124	294,319	6,663

Debt securities, held-to-maturity:
United States government obligations and authorities	229	1	3,113	157	3,342	158
Corporate	591	6	90	—	681	6
International	54	1	—	—	54	1
	874	8	3,203	157	4,077	165
Total investments, excluding equity securities	$202,770	$3,547	$95,626	$3,281	$298,396	$6,828

As of March 31, 2019, the Company held a total of 592 debt securities that were in an unrealized loss position, of which 475 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2018, the Company held a total of 1,222 debt and equity securities that were in an unrealized loss position, of which 371 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The Company did not have any OTTI losses on its available-for-sale debt securities for the first three months of 2019 and 2018.

The Company's equity investments are measured at fair value through net income (loss).

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $10.6 million and $10.3 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of March 31, 2019 and December 31, 2018, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

MNIC’s private market excess of loss treaties became effective July 1, 2017, and all private layers have prepaid automatic reinstatement protection, which affords MNIC additional coverage for subsequent events, and have a cascading feature such that substantially all layers attach at $3.4 million for MNIC’s Florida exposure. These treaties are with reinsurers that currently had an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

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
March 31, 2019

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

On July 1, 2017, FNIC bound a 10% quota-share on its Florida homeowners book of business, which excluded named storms, subject to certain limitations including, but not limited to caps on losses associated with occurrences. This treaty is not subject to accounting as a retrospectively rated contract.

This treaty expired on July 1, 2018 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded will be returned to FNIC.

FNIC’s quota-share reinsurance program for 2018-2019, is a treaty on FNIC’s Florida homeowners book of business, which became effective on July 1, 2018 on an in-force, new and renewal basis, excluding named storms, and was initially set at 2%, which is subject to certain limitations including, but not limited to caps on losses associated with occurrences. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

The Company’s private passenger automobile quota-share treaties are typically programs which become effective at different points in the year and cover auto policies across several states. The automobile quota-share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including, but not limited to premium and other caps.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled less than $0.1 million as of March 31, 2019 and December 31, 2018.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	March 31,	December 31,
	2019	2018
	(In thousands)
Reinsurance recoverable on paid losses	$67,629	$45,028
Reinsurance recoverable on unpaid losses	234,293	166,396
Reinsurance recoverable, net	$301,922	$211,424

As of March 31, 2019 and December 31, 2018, the Company had reinsurance recoverable of $272.9 million and $183.5 million, respectively as a result of Hurricane Michael and Irma. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net Premiums Written
Direct	$132,233	$134,395
Ceded	(11,793)	(20,107)
	$120,440	$114,288
Net Premiums Earned
Direct	$138,367	$146,442
Ceded	(49,583)	(64,333)
	$88,784	$82,109

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

6. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gross reserves, beginning-of-period	$296,230	$230,515
Less: reinsurance recoverable (1)	(166,396)	(98,345)
Net reserves, beginning-of-period	129,834	132,170

Incurred loss, net of reinsurance, related to:
Current year	67,048	48,459
Prior year loss development (redundancy) (2)	721	(653)
Ceded losses subject to offsetting experience account adjustments (3)	(930)	(1,735)
Prior years	(209)	(2,388)
Total incurred loss and LAE, net of reinsurance	66,839	46,071

Paid loss, net of reinsurance, related to:
Current year	14,868	22,543
Prior years	41,974	30,911
Total paid loss and LAE, net of reinsurance	56,842	53,454

Net reserves, end-of-period	139,831	124,787
Plus: reinsurance recoverable (1)	234,293	111,427
Gross reserves, end-of-period	$374,124	$236,214

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the three months ended March 31, 2019, the Company experienced $0.7 million of unfavorable loss and LAE reserve development on prior accident years in its commercial general liability and personal automobile lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE expenses associated primarily with Hurricane Irma.

During the three months ended March 31, 2018, the Company experienced $0.7 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of lower LAE expenses associated primarily with Hurricane Irma.

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively.  These agreements included a profit share (experience account) provision, under which

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

7. LONG-TERM DEBT

As discussed in Note 1 above, the net proceeds of the offering discussed in Senior Unsecured Notes below, were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes Due 2022 and the Company's Senior Notes Due 2027. We recognized $3.6 million as interest expense in our consolidated statements of operations for the three months ended March 31, 2019, for prepayment fees, including the write-off unamortized debt issuance costs on the repayment.

Senior Unsecured Notes

On March 5, 2019, the Company completed a private placement offering and issued $100.0 million in principal amount of Senior Unsecured Fixed Rate Notes due 2029 (the "Notes”), pursuant to an indenture dated as of March 5, 2019 (the “Indenture”). The Notes mature on March 15, 2029 and bear interest at a fixed rate of 7.5% per year, payable semi-annually in arrears, subject to increases in the interest rate payable in the event of a downgrade in the credit rating assigned to the Notes. The Notes are not convertible or exchangeable for any equity securities, other securities or assets of the Company or any subsidiary.

The Company may redeem the Notes under certain circumstances as set forth in the Indenture. Prior to March 15, 2024, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the Notes to be redeemed, plus the “Applicable Premium,” plus accrued and unpaid interest on such Notes, if any, on the Notes redeemed, to the applicable redemption date. The “Applicable Premium” is defined in the Indenture to mean, with respect to any Note on any applicable redemption date, the greater of (1) 1.0% of the then-outstanding principal amount of such Note and (2) the excess (if any) of: (A) the present value at such redemption date of (i) the applicable redemption price of such Note at March 15, 2024 (excluding any accrued but unpaid interest), plus (ii) all required interest payments due on such Note through March 15, 2024 (excluding accrued but unpaid interest), computed using a discount rate equal to the Treasury Rate (as defined in the Indenture) on such redemption date plus 50 basis points; over (B) the then-outstanding principal amount of such Note.

On and after March 15, 2024, the Company may redeem the Notes, in whole or in part, at 103.750% in 2024, 101.875% in 2025, and 100% in 2026 and thereafter, together with any accrued and unpaid interest on the Notes being redeemed to but excluding the date of redemption.

If a change in control of the Company, as defined in the Indenture, occurs, the holders of the Notes will have the right to require the Company to purchase all or a portion of their Notes at a price in cash equal to 101% of the principal amount thereof, plus any accrued but unpaid interest.

The Notes are senior unsecured obligations of the Company and will rank equally with all of the Company’s other future senior unsecured indebtedness. The Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, under certain circumstances, require the Company to maintain certain levels of reinsurance coverage while the Notes remain outstanding, and maintain certain financial covenants. These covenants are subject to important exceptions and qualifications set forth in the Indenture. Principal and interest on the Notes are subject to acceleration in the event of certain events of default, including automatic acceleration upon certain bankruptcy-related events.

Long-term debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,599 and $0, respectively	$98,401	$—
Senior unsecured floating rate notes, due December 31, 2027, net of deferred financing costs of $0 and $348, respectively	—	24,652
Senior unsecured fixed rate notes, due December 31, 2022, net of deferred financing costs of $0 and $248, respectively	—	19,752
Total long-term debt, net	$98,401	$44,404

As of March 31, 2019, the Company's estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	100,000
Total debt maturities	100,000
Less: deferred financing costs	1,599
Total debt maturities, net	$98,401

8. INCOME TAXES

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 26.2% and 24.7% for the three months ended March 31, 2019 and 2018, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Company had an uncertain tax position of $0.6 million as of March 31, 2019 and December 31, 2018. The Company does not have a valuation allowance as of March 31, 2019 and December 31, 2018.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended March 31, 2019 and 2018, the Company did not recognize any expenses related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

Our significant litigation and legal proceedings were discussed in Note 9 of our 2018 Form 10-K.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

Leases

The Company is committed under an operating lease agreement for office space with a nine-and-a-half-year term remaining.

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our Consolidated Balance Sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our Consolidated Statements of Operations.

Additional information related to our operating lease agreement for office space consisted of the following:

March 31,
2019
(In thousands)
Right-of-use asset	$8,103
Accrued rent	(140)
Right-of-use asset, net	$7,963

Lease liability	$8,103

Weighted-average discount rate	4.71%

Three
Months
Ended
March 31, 2019
(In thousands)
Lease expense	$260
Sublease income	—
Lease expense, net	$260

Net cash provided by (used in) operating activities	$(137)

The interest rate implicit in our lease was not known, therefore the weighted-average discount rate above was determined by what FedNat would have had to pay to borrow the lease payments in a similar economic environment that existed at inception of our lease while considering our general credit and the theoretical collateral of the office space. In the event of a change to lease term, the Company would re-evaluate all inputs and assumptions, including the discount rate.

Refer to Note 2 above for additional information regarding the implementation of new lease accounting rules on January 1, 2019.

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

In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of March 31, 2019, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Restricted stock	$494	$623
Performance stock	181	42
Total share-based compensation expense	$675	$665

Recognized tax benefit	$171	$169
Intrinsic value of options exercised	—	—
Fair value of restricted stock vested	$927	$1,187

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2019	39,017	$3.80
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2019	39,017	$3.80

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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
Our expense for our performance awards depends on achievement of specified results; therefore, the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight‑line recognition method.

During the three months ended March 31, 2019 and 2018, the Board of Directors granted 140,156 and 130,458 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	262,334	$18.78
Granted	140,156	18.03
Vested	(51,957)	17.85
Cancelled	(10,990)	18.27
Outstanding at March 31, 2019	339,543	$18.64

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:
໿

	Three Months Ended March 31,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(5,023)	$1,273	$(3,750)	$2,287	$(593)	$1,694
Cumulative effect of new accounting standards	—	—	—	(1,349)	355	(994)

Other comprehensive income (loss) before reclassification	11,528	(2,922)	8,606	(7,200)	1,825	(5,375)
Reclassification adjustment for realized losses (gains) included in net income	(2,301)	583	(1,718)	1,052	(238)	814
	9,227	(2,339)	6,888	(6,148)	1,587	(4,561)
Accumulated other comprehensive income (loss), end-of-period	$4,204	$(1,066)	$3,138	$(5,210)	$1,349	$(3,861)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2019

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(3,865)	$7,463

Weighted average number of common shares outstanding - basic	12,795	12,850

Net income (loss) per common share - basic	$(0.30)	$0.58

Weighted average number of common shares outstanding - basic	12,795	12,850
Dilutive effect of stock compensation plans	—	95
Weighted average number of common shares outstanding - diluted	12,795	12,945

Net income (loss) per common share - diluted	$(0.30)	$0.58

Dividends per share	$0.08	$0.08

Dividends Declared

In January 2019, our Board of Directors declared a $0.08 per common share dividend, payable in March 2019, to shareholders of record on February 14, 2019, amounting to $1.0 million.

In May 2019, our Board of Directors declared a $0.08 per common share dividend, payable in June 2019, to shareholders of record on May 14, 2019, amounting to $1.0 million.

12. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 11 above for information related to our dividend declared in May 2019.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, please refer to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Unless the context requires otherwise, as used in the remainder of this Form 10-Q, the terms “FNHC,” “Company,” “we,” “us” and “our” refer to FedNat Holding Company and its consolidated subsidiaries.

Below, in addition to providing consolidated revenues and net income (loss), we also provide adjusted operating revenues and adjusted operating income (loss) because we believe these non-United States of America generally accepted accounting principles ("GAAP") performance measures allow for a better understanding of the underlying trend in our business, as the excluded items are not necessarily indicative of our operating fundamentals or performance.

Non-GAAP measures do not replace the most directly comparable GAAP measures and we have included a detailed reconciliation thereof in "Results of Operations" below.

We exclude the after-tax (using our prevailing income tax rate) effects of the following items from GAAP net income (loss) to arrive at adjusted operating income (loss):

•	Net realized and unrealized gains (losses), including, but not limited to, gains (losses) associated with investments and early extinguishment of debt;

•	Acquisition/integration and other costs and the amortization of specifically identifiable intangibles (other than value of business acquired);

•	Impairment of intangibles;

•	Income (loss) from initial adoption of new regulations and accounting guidance; and

•	Income (loss) from discontinued operations.

We also exclude the pre-tax effect of the first bullet above from GAAP revenues to arrive at adjusted operating revenues.

Forward-Looking Statements

This Form 10-Q or the documents that are incorporated by reference into this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in our 2018 Form 10-K, and discussed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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

Maison Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5% (the "2029 Notes"). The cash from the offering was used in part to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and will be used to purchase the Maison Companies and other general corporate purposes.

Refer to Note 1 of the notes to our Consolidated Financial Statements included herein, for additional information regarding the pending acquisition, including regulatory and other necessary approval and the potential timing thereof.

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

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance
FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of March 31, 2019, the total homeowners policies in-force was 296,525, of which 244,228 were in Florida and 52,297 were outside of Florida. As of December 31, 2018, the total homeowners policies in-force was 291,098, of which 246,619 were in Florida and 44,479 were outside of Florida.

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

In 2018, FNIC applied for a statewide average rate increase of 4.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR, which became effective for new and renewal policies on April 20, 2019.

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

Other Insurance Lines of Business
FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida, Louisiana, Texas, South Carolina and Alabama. FNIC plans to file for an admitted flood endorsement as an alternative to the NFIP program.

See the discussion in Item 1: “Business” in our 2018 Form 10-K, for additional information with respect to our business.

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

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2018 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	March 31,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$132,233	(1.6)%	$134,395
Gross premiums earned	138,367	(5.5)%	146,442
Ceded premiums	(49,583)	(22.9)%	(64,333)
Net premiums earned	88,784	8.1%	82,109
Net investment income	3,710	26.1%	2,943
Net realized and unrealized investment gains (losses)	2,301	(318.7)%	(1,052)
Direct written policy fees	2,391	(33.1)%	3,576
Other income	4,011	(27.1)%	5,501
Total revenues	101,197	8.7%	93,077

Costs and expenses:
Losses and loss adjustment expenses	66,839	45.1%	46,071
Commissions and other underwriting expenses	28,234	(6.6)%	30,221
General and administrative expenses	6,311	3.7%	6,085
Interest expense	5,051	366.0%	1,084
Total costs and expenses	106,435	27.5%	83,461

Income (loss) before income taxes	(5,238)	(154.5)%	9,616
Income tax expense (benefit)	(1,373)	(157.9)%	2,371
Net income (loss)	(3,865)	(153.3)%	7,245
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(218)
Net income (loss) attributable to FNHC shareholders	$(3,865)	(151.8)%	$7,463

Ratios to net premiums earned:
Net loss ratio	75.3%		56.1%
Net expense ratio	38.9%		44.2%
Combined ratio	114.2%		100.3%

(1)	Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	As of or For the Three Months Ended March 31,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
				(Dollars in thousands)
Revenue
Total revenues	$93,651	$20	$7,526	$101,197	$83,305	$4,166	$5,606	$93,077
Less:
Net realized and unrealized investment gains (losses)	—	—	2,301	2,301	—	—	(1,052)	(1,052)
Adjusted operating revenues	$93,651	$20	$5,225	$98,896	$83,305	$4,166	$6,658	$94,129

Net Income (Loss)
Net income (loss)	$(1,423)	$(679)	$(1,763)	$(3,865)	$6,941	$(41)	$563	$7,463
Less:
Net realized and unrealized investment gains (losses)	—	—	1,718	1,718	—	—	(785)	(785)
Acquisition and other costs	(36)	—	(484)	(520)	(176)	(21)	(19)	(216)
Gain (loss) on early extinguishment of debt	—	—	(2,669)	(2,669)	—	—	—	—
Adjusted operating income (loss)	$(1,387)	$(679)	$(328)	$(2,394)	$7,117	$(20)	$1,367	$8,464

Income tax rate assumed for reconciling items above	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%

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

	Three Months Ended March 31,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$129,283	$(1)	$2,951	$132,233	$122,815	$6,347	$5,233	$134,395
Gross premiums earned	133,842	22	4,503	138,367	132,463	8,328	5,651	146,442
Ceded premiums	(46,031)	(17)	(3,535)	(49,583)	(55,058)	(6,117)	(3,158)	(64,333)
Net premiums earned	87,811	5	968	88,784	77,405	2,211	2,493	82,109
Net investment income	—	—	3,710	3,710	—	—	2,943	2,943
Net realized and unrealized investment gains (losses)	—	—	2,301	2,301	—	—	(1,052)	(1,052)
Direct written policy fees	2,298	3	90	2,391	1,923	1,467	186	3,576
Other income	3,542	12	457	4,011	3,977	488	1,036	5,501
Total revenues	93,651	20	7,526	101,197	83,305	4,166	5,606	93,077

Costs and expenses:
Losses and loss adjustment expenses	63,330	844	2,665	66,839	41,955	2,236	1,880	46,071
Commissions and other underwriting expenses	27,367	35	832	28,234	27,356	1,860	1,005	30,221
General and administrative expenses	4,860	50	1,401	6,311	4,889	125	1,071	6,085
Interest expense	—	—	5,051	5,051	100	—	984	1,084
Total costs and expenses	95,557	929	9,949	106,435	74,300	4,221	4,940	83,461

Income (loss) before income taxes	(1,906)	(909)	(2,423)	(5,238)	9,005	(55)	666	9,616
Income tax expense (benefit)	(483)	(230)	(660)	(1,373)	2,282	(14)	103	2,371
Net income (loss)	(1,423)	(679)	(1,763)	(3,865)	6,723	(41)	563	7,245
Net income (loss) attributable to non-controlling interest	—	—	—	—	(218)	—	—	(218)
Net income (loss) attributable to FNHC shareholders	$(1,423)	$(679)	$(1,763)	$(3,865)	$6,941	$(41)	$563	$7,463

Ratios to net premiums earned:
Net loss ratio	72.1%	NCM	275.3%	75.3%	54.2%	101.1%	75.4%	56.1%
Net expense ratio	36.7%			38.9%	41.7%			44.2%
Combined ratio	108.8%			114.2%	95.9%			100.3%

Revenue

Total revenue increased $8.1 million or 8.7%, to $101.2 million for the three months ended March 31, 2019, compared with $93.1 million for the three months ended March 31, 2018. The increase was primarily driven by higher Homeowners net premiums earned as a result of decreased reinsurance spend and higher recognized gains on our investments, partially offset by the planned reductions in net premiums earned from Automobile and commercial general liability, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$103,963	$108,371
Homeowners non-Florida	25,320	14,444
Automobile	(1)	6,347
Commercial general liability	(53)	2,514
Federal flood	3,004	2,719
Total gross premiums written	$132,233	$134,395

Gross premiums written decreased $2.2 million, or 1.6%, to $132.2 million in the quarter, compared with $134.4 million for the same three-month period last year. Gross premiums written decreased primarily due to the decline in the non-core businesses we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida, partially offset by the growth in homeowners non-Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which is allowing us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 5.3%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$112,672	$118,824
Homeowners non-Florida	21,170	13,639
Automobile	22	8,328
Commercial general liability	1,036	2,629
Federal flood	3,467	3,022
Total gross premiums earned	$138,367	$146,442

Gross premiums earned decreased $8.0 million, or 5.5%, to $138.4 million for the three months ended March 31, 2019, as compared to $146.4 million for the three months ended March 31, 2018. The results are a reflection of our decision to exit the Automobile and commercial general liability lines and were partially offset by a 1.0% increase in earned premiums in Homeowners.

Ceded Premiums Earned

Ceded premiums decreased $14.7 million, or 22.9%, to $49.6 million in the quarter, compared to $64.3 million the same three-month period last year. The decrease was primarily driven by lower excess of loss reinsurance spend in Homeowners and lower ceded premiums in Automobile as a result of decreases in premiums earned during the period.

Net Investment Income

Net investment income increased $0.8 million, or 26.1%, to $3.7 million during the three months ended March 31, 2019, as compared to $2.9 million during the three months ended March 31, 2018. The increase was due to fixed income portfolio growth and the improvement in the yield as a result of rising interest rates from portfolio repositioning during the first quarter of 2018, particularly the sale of tax-free municipal bonds, the proceeds of which were reinvested in taxable municipal and corporate fixed income securities with higher coupon rates.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $3.4 million, to $2.3 million for the three months ended March 31, 2019, compared to $(1.1) million in the prior year period. We recognized $2.3 million and $0.1 million in unrealized investment gains for equity securities during these respective periods.  Our prior year net realized losses were primarily due to the decision to liquidate certain bond positions, including positions related to tax-free municipal securities.

Direct Written Policy Fees

Direct written policy fees decreased by $1.2 million, or 33.1%, to $2.4 million for the three months ended March 31, 2019, compared with $3.6 million in the same period in 2018. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile due to our decision to exit this line, as discussed earlier.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	March 31,
	2019	% Change	2018
	(In thousands)
Other income:
Commission income	$458	(67.5)%	$1,409
Brokerage	3,134	(11.5)%	3,542
Financing and other revenue	419	(23.8)%	550
Total other income	$4,011	(27.1)%	$5,501

The decline in other income was driven by lower commission and brokerage revenue. The year over year decreases in commission income were driven by lower Automobile fee income from the reduction in premiums earned and, to a lesser extent, lower fee income from other areas of the business. The brokerage revenue decrease is the result of lower excess of loss reinsurance spend from the reinsurance program, which became effective July 1, 2018.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $20.7 million, or 45.1%, to $66.8 million for the three months ended March 31, 2019, compared with $46.1 million for the same three-month period last year. The net loss ratio increased 19.2 percentage points, to 75.3% in the current quarter, as compared to 56.1% in the first quarter of 2018.  The higher ratio was primarily the result of $19.0 million of weather-related net losses in the quarter, which included $18.7 million from the March 2019 hail storm that passed through parts of Florida, including Brevard County.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,222	$14,363
All others	5,267	4,800
Ceding commissions	(2,784)	(3,715)
Total commissions	15,705	15,448

Automobile	3	1,467
Homeowners non-Florida	676	186
Total fees	679	1,653

Salaries and wages	3,322	3,766
Other underwriting expenses	8,528	9,354
Total commissions and other underwriting expenses	$28,234	$30,221

Commissions and other underwriting expenses decreased $2.0 million, or 6.6%, to $28.2 million for the three months ended March 31, 2019, compared with $30.2 million for the three months ended March 31, 2018. The decrease is the result of lower Automobile fees and lower homeowners Florida commissions from the corresponding change in premiums earned across periods. Additionally, lower other underwriting expenses was the result of a reduction in general operating costs, partially offset by higher homeowners non-Florida fees from increased premiums earned.

The net expense ratio decreased 5.3 percentage points to 38.9% in the first quarter of 2019, as compared to 44.2% in the first quarter of 2018. The decrease in the ratio is primarily related to the lower reinsurance spend during the quarter driving higher net premiums earned. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $0.2 million by 3.7% to $6.3 million for the three months ended March 31, 2019 compared to $6.1 million in the first quarter of 2018. The slight increase was the result of $0.6 million in due diligence and other costs related to the previously announced purchase of the Maison Companies, partially offset by the lower payroll and professional fees as compared to the prior year.

Interest Expense

Interest expense increased $4.0 million to $5.1 million for the three months ended March 31, 2019, compared with $1.1 million in the prior year period, primarily due to the result of $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs, related to our repayment of the $45 million of Senior Notes issued in December 2017, during the quarter. Refer to Note 1 and 7 of the notes to our Consolidated Financial Statements included herein, for additional information regarding the debt retirement and new debt issued.

Income Taxes

Income taxes (benefits) decreased $3.8 million, to $(1.4) million for the three months ended March 31, 2019, compared to $2.4 million for the three months ended March 31, 2018. The decrease in income tax expense is the result of lower taxable income during the current quarter as compared to the first quarter of 2018.
໿

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses.  As of March 31, 2019, the Company held $468.8 million in investments. Cash and cash equivalents increased $36.2 million, to $100.6 million as of March 31, 2019, compared with $64.4 million as of December 31, 2018, as discussed below, primarily due to the net proceeds of the offering, after redemption of our legacy $45 million principal amount. Total shareholders’ equity increased $2.6 million, to $217.9 million as of March 31, 2019, compared with $215.3 million as of December 31, 2018 due primarily to bond appreciation recognized during the first quarter of 2019, partially offset by net loss.

Historically, we have met our liquidity requirements primarily through cash generated from operations. On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The net proceeds of the offering were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes due 2022 and the Company's Senior Notes due 2027. Additionally, the remaining cash from the offering will be used to purchase the Maison Companies for and other general corporate purposes, including potential repurchases of shares of our common stock and managing the capital needs of our subsidiaries. Refer to Notes 1 and 7 to the notes to the Consolidated Financial Statements included herein, for additional information regarding the Notes as well as the pending acquisition of the Maison Companies.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's actual debt to capital ratio as of March 31, 2019 was approximately 31%.

Statutory Capital and Surplus of Our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2018 Form 10-K, for discussion of the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of December 31, 2018, FNIC’s statutory surplus was $161.7 million and as of March 31, 2019, our statutory capital of FNIC was $154.7 million.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s and MNIC's ratios of statutory surplus to its ACL was 329.9% and 774.4%, respectively, as of December 31, 2018.

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

Operating Activities

Net cash used in operating activities decreased to $6.8 million in the three months ended March 31, 2019 compared to net cash provided of $12.4 million in the same period in 2018. This decrease reflects higher expenses paid, including those related to losses and loss adjustment expenses, and lower net premiums collected in the first three months of 2019 as compared to the corresponding period in 2018.

Investing Activities

Net cash used in investing activities of $6.5 million in the three months ended March 31, 2019 reflected purchases of debt and equity investment securities of $64.9 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $59.0 million. Net cash used in investing activities of $15.3 million in the three months ended March 31, 2018 reflected purchases of debt and equity investment securities of $143.9 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $128.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 of $49.4 million primarily reflects issuance of long-term debt, net of issuance costs, of $98.5 million, partly offset by payment of long-term debt of $48.0 million. Net cash used in financing activities of $27.8 million for the three months ended March 31, 2018 primarily reflects purchase of non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.0 million.

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

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments; (ii) accounting for investments; (iii) premium and unearned premium calculation; (iv) reinsurance contracts; (v)

the recoverability of deferred acquisition costs; (vi) reserve for loss and losses adjustment expenses; and, (vii) income taxes. The accounting estimates require the use of assumptions about certain matters that are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2019.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2018 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2019, approximately 96% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

There have been no material changes to the Company’s exposures to market risks since December 31, 2018. Please refer to the 2018 Form 10-K for a complete discussion of the Company’s exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 9 to our Consolidated Financial Statements set forth in Part I, “Financial Statements” for information about legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2018 Form 10-K.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2019 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
January 2019	—	$—	—	$10,000,000
February 2019	—	—	—	10,000,000
March 2019	—	—	—	10,000,000

໿

(1)
In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of March 31, 2019, the remaining availability for future repurchases of our common stock was $10.0 million.

໿

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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
* Filed herewith.
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

Date: May 8, 2019