Form 10-Q
period 2019-06-30
FedNat Holding Co
filed 2019-08-07
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
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
As of August 1, 2019, the registrant had 12,849,319 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	June 30,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $438,720 and $433,664, respectively)	$451,124	$428,641
Debt securities, held-to-maturity, at amortized cost	4,499	5,126
Equity securities, at fair value	22,112	17,758
Total investments	477,735	451,525
Cash and cash equivalents	133,787	64,423
Prepaid reinsurance premiums	82,781	108,577
Premiums receivable, net of allowance of $82 and $77, respectively	31,239	29,791
Reinsurance recoverable, net	199,313	211,424
Deferred acquisition costs, net	45,539	39,436
Income taxes, net	2,369	5,220
Other assets	23,520	14,975
Total assets	$996,283	$925,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$268,735	$296,230
Unearned premiums	303,808	281,992
Reinsurance payable	52,760	63,599
Long-term debt, net of deferred financing costs of $1,558 and $596, respectively	98,442	44,404
Deferred revenue	5,122	4,585
Other liabilities	36,631	19,302
Total liabilities	765,498	710,112

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,849,319 and 12,784,444 shares issued and outstanding, respectively	128	128
Additional paid-in capital	142,486	141,128
Accumulated other comprehensive income (loss)	9,260	(3,750)
Retained earnings	78,911	77,753
Total shareholders’ equity	230,785	215,259
Total liabilities and shareholders' equity	$996,283	$925,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$92,306	$83,557	$181,090	$165,666
Net investment income	4,259	2,978	7,969	5,921
Net realized and unrealized investment gains (losses)	1,955	208	4,256	(844)
Direct written policy fees	2,403	3,313	4,794	6,889
Other income	4,378	5,686	8,389	11,187
Total revenues	105,301	95,742	206,498	188,819

Costs and expenses:
Losses and loss adjustment expenses	65,340	47,570	132,179	93,641
Commissions and other underwriting expenses	22,562	29,873	50,796	60,094
General and administrative expenses	5,779	5,260	12,090	11,345
Interest expense	1,915	1,023	6,966	2,107
Total costs and expenses	95,596	83,726	202,031	167,187

Income (loss) before income taxes	9,705	12,016	4,467	21,632
Income tax expense (benefit)	2,595	3,196	1,222	5,567
Net income (loss)	7,110	8,820	3,245	16,065
Net income (loss) attributable to non-controlling interest	—	—	—	(218)
Net income (loss) attributable to FedNat Holding Company shareholders	$7,110	$8,820	$3,245	$16,283

Net Income (Loss) Per Common Share
Basic	$0.55	$0.69	$0.25	$1.27
Diluted	$0.55	$0.69	$0.25	$1.26

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,844	12,726	12,820	12,788
Diluted	12,883	12,846	12,876	12,889

Dividends Declared Per Common Share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income (loss)	$7,110	$8,820	$3,245	$16,065

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	6,122	(1,489)	13,010	(6,050)
Comprehensive income (loss)	13,232	7,331	16,255	10,015

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	(447)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$13,232	$7,331	$16,255	$10,462

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of March 31, 2019	$—	12,836,401	$128	$141,803	$3,138	$72,847	$217,916	$—	$217,916
Net income (loss)	—	—	—	—	—	7,110	7,110	—	7,110
Other comprehensive income (loss)	—	—	—	—	6,122	—	6,122	—	6,122
Dividends declared	—	—	—	—	—	(1,046)	(1,046)	—	(1,046)
Shares issued under share-based compensation plans	—	12,918	—	—	—	—	—	—	—
Share-based compensation	—	—	—	683	—	—	683	—	683
Balance as of June 30, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785	$—	$230,785

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of March 31, 2018	$—	12,718,953	$127	$139,388	$(3,861)	$72,426	$208,080	$—	$208,080
Net income (loss)	—	—	—	—	—	8,820	8,820	—	8,820
Other comprehensive income (loss)	—	—	—	—	(1,489)	—	(1,489)	—	(1,489)
Dividends declared	—	—	—	—	—	(1,036)	(1,036)	—	(1,036)
Shares issued under share-based compensation plans	—	16,667	—	16	—	—	16	—	16
Repurchases of common stock	—	(3,843)	—	—	—	(61)	(61)	—	(61)
Share-based compensation	—	—	—	698	—	—	698	—	698
Balance as of June 30, 2018	$—	12,731,777	$127	$140,102	$(5,350)	$80,149	$215,028	$—	$215,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259	$—	$215,259
Net income (loss)	—	—	—	—	—	3,245	3,245	—	3,245
Other comprehensive income (loss)	—	—	—	—	13,010	—	13,010	—	13,010
Dividends declared	—	—	—	—	—	(2,087)	(2,087)	—	(2,087)
Shares issued under share-based compensation plans	—	64,875	—	—	—	—	—	—	—
Share-based compensation	—	—	—	1,358	—	—	1,358	—	1,358
Balance as of June 30, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785	$—	$230,785

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Net income (loss)	—	—	—	—	—	16,283	16,283	(218)	16,065
Other comprehensive income (loss)	—	—	—	—	(5,821)	—	(5,821)	(229)	(6,050)
Dividends declared	—	—	—	—	—	(2,079)	(2,079)	—	(2,079)
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	70,238	—	16	—	—	16	—	16
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	1,363	—	—	1,363	—	1,363
Balance as of June 30, 2018	$—	12,731,777	$127	$140,102	$(5,350)	$80,149	$215,028	$—	$215,028

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$3,245	$16,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(4,256)	844
Loss (gain) on early extinguishment of debt	3,575	—
Amortization of investment premium or discount, net	354	1,034
Depreciation and amortization	725	682
Share-based compensation	1,358	1,363
Tax impact related to share-based compensation	(35)	(97)
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	25,796	34,385
Premiums receivable, net	(1,448)	3,361
Reinsurance recoverable, net	12,111	(83,686)
Deferred acquisition costs	(6,103)	(2,027)
Income taxes, net	(1,531)	3,300
Deferred revenue	537	60
Loss and loss adjustment expense reserves	(27,495)	61,160
Unearned premiums	21,816	7,872
Reinsurance payable	(10,839)	(7,724)
Other	7,787	4,444
Net cash provided by (used in) operating activities	25,597	41,036
Cash flow from investing activities:
Proceeds from sales of equity securities	2,242	6,092
Proceeds from sales of debt securities	96,247	128,722
Purchases of equity securities	(2,971)	(6,831)
Purchases of debt securities	(117,564)	(212,654)
Maturities and redemptions of debt securities	18,249	70,444
Purchases of property and equipment	(741)	(277)
Net cash provided by (used in) investing activities	(4,538)	(14,504)
Cash flow from financing activities:
Issuance of long-term debt, net of issuance costs	98,390	—
Payment of long-term debt and prepayment penalties	(48,000)	(5,000)
Purchase of non-controlling interest	—	(16,685)
Purchases of FedNat Holding Company common stock	—	(5,061)
Issuance of common stock for share-based awards	—	16
Dividends paid	(2,085)	(2,106)
Net cash provided by (used in) financing activities	48,305	(28,836)
Net increase (decrease) in cash and cash equivalents	69,364	(2,304)
Cash and cash equivalents at beginning-of-period	64,423	86,228
Cash and cash equivalents at end-of-period	$133,787	$83,924

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Six Months Ended
	June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$902	$1,977
Cash paid (received) during the period for income taxes	$2,732	$2,405

Significant non-cash investing and financing transactions:
Right-of-use asset	$(7,998)	$—
Lease liability	$7,998	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2019

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 23.9% and 24.4% were from Allstate’s network of Florida agents, for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, 23.4% and 23.7%, respectively, of the homeowners premiums we underwrote were from Allstate's network of Florida agents.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 22.0% and 14.5%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, 21.0% and 13.3%, respectively, of the Company's homeowners premiums were underwritten by Sagesure.

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
June 30, 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2018 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the six months ended June 30, 2019.

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

Refer to Note 10 below for additional information regarding leases.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

3. ACQUISITIONS

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company ("MIC"), Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. The shares to be issued will be subsequently registered and will be subject to a five-year standstill agreement. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. A portion of the cash from the offering was used to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and the remainder will be used to purchase the Maison Companies and for other general corporate purposes.

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

The transaction, which is subject to the Maison Companies having consolidated GAAP net book value of at least $42 million as of closing and regulatory approvals for the acquisition of the Maison Companies, which are in the process of being finalized. The Company anticipates receiving documentation evidencing such approval in the next few days.  Pursuant to the provisions of the Equity Purchase Agreement with PIH, the transaction is expected, assuming satisfaction of all other conditions to closing, to close as soon as practicable after November 30, 2019, after the conclusion of hurricane season.

4. FAIR VALUE

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
June 30, 2019

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$50,047	$100,673	$—	$150,720
Obligations of states and political subdivisions	—	11,717	—	11,717
Corporate securities	—	267,994	—	267,994
International securities	—	20,693	—	20,693
Debt securities, at fair value	50,047	401,077	—	451,124

Equity securities, at fair value	20,114	1,998	—	22,112

Total investments, at fair value	$70,161	$403,075	$—	$473,236
໿

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$43,918	$83,950	$—	$127,868
Obligations of states and political subdivisions	—	9,767	—	9,767
Corporate securities	—	268,731	—	268,731
International securities	—	22,275	—	22,275
Debt securities, at fair value	43,918	384,723	—	428,641

Equity securities, at fair value	16,037	1,721	—	17,758

Total investments, at fair value	$59,955	$386,444	$—	$446,399

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2019	$3,418	$1,045	$—	$4,463
December 31, 2018	3,809	1,155	—	4,964

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
June 30, 2019

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

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of June 30, 2019 and December 31, 2018. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2019 and 2018.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$147,663	$3,206	$149	$150,720
Obligations of states and political subdivisions	11,483	240	6	11,717
Corporate	259,243	8,905	154	267,994
International	20,331	373	11	20,693
	438,720	12,724	320	451,124

Debt securities - held-to-maturity:
United States government obligations and authorities	3,591	11	68	3,534
Corporate	853	20	—	873
International	55	1	—	56
	4,499	32	68	4,463
Total investments, excluding equity securities	$443,219	$12,756	$388	$455,587
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$127,928	$1,091	$1,151	$127,868
Obligations of states and political subdivisions	9,870	27	130	9,767
Corporate	273,192	510	4,971	268,731
International	22,674	12	411	22,275
	433,664	1,640	6,663	428,641

Debt securities - held-to-maturity:
United States government obligations and authorities	4,085	1	158	3,928
Corporate	986	2	6	982
International	55	—	1	54
	5,126	3	165	4,964
Total investments, excluding equity securities	$438,790	$1,643	$6,828	$433,605

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$834	$41	$1,151	$264
Equity securities	1,477	1,088	4,307	2,241
Total gross realized and unrealized gains	2,311	1,129	5,458	2,505

Gross realized and unrealized losses:
Debt securities	(120)	(877)	(520)	(2,318)
Equity securities	(236)	(44)	(682)	(1,031)
Total gross realized and unrealized losses	(356)	(921)	(1,202)	(3,349)
Net realized and unrealized gains (losses) on investments	$1,955	$208	$4,256	$(844)

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net realized and unrealized gains (losses)	$1,241	$1,044	$3,625	$1,210
Less:
Net realized and unrealized gains (losses) on securities sold	(76)	42	250	324
Net unrealized gains (losses) still held as of the end-of-period	$1,317	$1,002	$3,375	$886

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

	June 30, 2019
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$16,722	$16,739
Over one through five years	161,198	164,830
Over five through ten years	127,038	132,236
Over ten years	133,762	137,319
	438,720	451,124
Debt securities, held-to-maturity:
One year or less	80	80
Over one through five years	4,185	4,146
Over five through ten years	234	237
	4,499	4,463
Total	$443,219	$455,587

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$4,169	$2,927	$7,826	$5,815
Dividends income	90	51	143	106
Net investment income	$4,259	$2,978	$7,969	$5,921

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$3,088	$2	$21,210	$147	$24,298	$149
Obligations of states and political subdivisions	—	—	2,606	6	2,606	6
Corporate	11,678	87	15,689	67	27,367	154
International	3,027	10	679	1	3,706	11
	17,793	99	40,184	221	57,977	320

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,894	68	2,894	68
Corporate	20	—	—	—	20	—
International	—	—	40	—	40	—
	20	—	2,934	68	2,954	68
Total investments, excluding equity securities	$17,813	$99	$43,118	$289	$60,931	$388

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$22,673	$246	$29,727	$905	$52,400	$1,151
Obligations of states and political subdivisions	3,254	18	4,786	112	8,040	130
Corporate	160,361	3,058	53,232	1,913	213,593	4,971
International	15,608	217	4,678	194	20,286	411
	201,896	3,539	92,423	3,124	294,319	6,663

Debt securities, held-to-maturity:
United States government obligations and authorities	229	1	3,113	157	3,342	158
Corporate	591	6	90	—	681	6
International	54	1	—	—	54	1
	874	8	3,203	157	4,077	165
Total investments, excluding equity securities	$202,770	$3,547	$95,626	$3,281	$298,396	$6,828

As of June 30, 2019, the Company held a total of 171 debt securities that were in an unrealized loss position, of which 123 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2018, the Company held a total of 1,222 debt and equity securities that were in an unrealized loss position, of which 371 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The Company did not have any OTTI losses on its available-for-sale debt securities for the first six months of 2019 and 2018.

The Company's equity investments are measured at fair value through net income (loss).

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $10.7 million and $10.3 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of June 30, 2019 and December 31, 2018, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

6. REINSURANCE

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

Significant Reinsurance Contracts

2018-2019 Excess of Loss Reinsurance Programs
With the February 21, 2018 acquisition of the minority interests of MNIC, the Company has combined both FNIC and MNIC under a single program allowing the Company to capitalize on efficiencies and scale. FNIC and MNIC’s combined 2018-2019 reinsurance programs cost $148.8 million. This amount includes $102.7 million for the private reinsurance for the Company’s exposure, including prepaid automatic premium reinstatement protection, along with $46.1 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC and MNIC $1.8 billion of aggregate coverage with a maximum single event coverage totaling $1.3 billion, exclusive of retentions. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2018 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $20.0 million, up slightly from the 2017-2018 reinsurance program and MNIC’s single event pre-tax retention for a catastrophic event is $3.0 million, down slightly from the 2017-2018 reinsurance program.

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

FNIC’s non-Florida excess of loss reinsurance treaties afford us an additional $23.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage totaling $18.0 million, with the incremental $13.0 million of second event coverage applying to hurricane losses only. The end result is a non-Florida retention of $15.0 million for the first event and $2.0 million for the second event though these retentions are reduced to $7.5 million and $1.0 million after taking into account the profit sharing agreement that FNIC has with the nonaffiliated managing general underwriter that writes our non-Florida property business. FNIC’s non-Florida reinsurance program cost will $2.0 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

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

2019-2020 Catastrophe Excess of Loss Reinsurance Program
Given the pending acquisition of Maison Companies, the Company and PIH agreed to combine FNIC, MNIC, and MIC under a single reinsurance program allowing the carriers to capitalize on efficiencies, spread of risk and scale.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

The combined reinsurance treaties provides approximately $1.28 billion of single-event reinsurance coverage in excess of a $27 million retention for catastrophic losses, including hurricanes, and aggregate coverage of $1.84 billion, at an approximate total cost of $204.7 million, of which FNIC and MNIC share of the cost is estimated to $162.0 million.

The combined FNIC, MNIC and MIC private market excess of loss treaties, covering both Florida and non-Florida exposures, become effective July 1, 2019 and all private layers have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. This private market excess of loss treaty structure breaks coverage into layers, with a cascading feature such that substantially all layers attach after $20 million in losses for FNIC, $2 million in losses for MNIC and $5 million in losses for MIC. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The overall reinsurance program is with reinsurers that currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

As indicated above, FNIC, MNIC and MIC’s combined 2019-2020 reinsurance program is estimated to cost $204.7 million. This amount includes approximately $162.2 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $42.5 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford FNIC, MNIC, and MIC approximately $1.84 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.28 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate premium cost. The allocation methodology by which FNIC, MNIC, and MIC will determine their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier will share the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

FNIC’s non-Florida excess of loss reinsurance treaties afford us an additional $18 million of coverage for a second event, which applies to hurricane losses only. The result is a non-Florida retention of $20 million for FNIC for the first event and $2 million for the second event, although these retentions are reduced to $10 million and $1 million after taking into account the profit-sharing agreement that FNIC has with the non-affiliated managing general underwriter that writes FNIC’s non-Florida property business. FNIC’s non-Florida reinsurance program cost will approximate $1.5 million for this private reinsurance.

The insurance carriers’ cost and amounts of reinsurance are based on current analysis of exposure to catastrophic risk. The data is subjected to exposure level analysis at various dates through December 31, 2019. This analysis of the carriers’ exposure level in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums in total, and by carrier, as a result of increases or decreases in the carriers’ exposure levels.

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

On July 1, 2018, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at 2%, and is subject to certain limitations including, but not limited to caps on losses associated with occurrences. In addition, this quota-share allowed FNIC to prospectively increase or decrease the cession

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

The treaty expired on July 1, 2019 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded will be returned to FNIC.

On July 1, 2019, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at 10%, which is subject to certain limitations including, but not limited to, caps on losses associated with non-named storm catastrophe losses. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement.

The Company’s private passenger automobile quota-share treaties are typically programs which become effective at different points in the year and cover auto policies across several states. The automobile quota-share treaties cede approximately 75% of all written premiums entered into by the Company, subject to certain limitations including, but not limited to premium and other caps.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks for FNIC totaled less than $0.1 million as of June 30, 2019 and December 31, 2018.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	June 30,	December 31,
	2019	2018
	(In thousands)
Reinsurance recoverable on paid losses	$58,513	$45,028
Reinsurance recoverable on unpaid losses	140,800	166,396
Reinsurance recoverable, net	$199,313	$211,424

As of June 30, 2019 and December 31, 2018, the Company had reinsurance recoverable of $165.1 million and $183.5 million, respectively as a result of Hurricane Michael and Irma. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net Premiums Written
Direct	$169,170	$166,734	$301,403	$301,129
Ceded	(62,339)	(78,804)	(74,132)	(96,581)
	$106,831	$87,930	$227,271	$204,548
Net Premiums Earned
Direct	$141,220	$146,890	$279,587	$293,332
Ceded	(48,914)	(63,333)	(98,497)	(127,666)
	$92,306	$83,557	$181,090	$165,666

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Gross reserves, beginning-of-period	$296,230	$230,515
Less: reinsurance recoverable (1)	(166,396)	(98,345)
Net reserves, beginning-of-period	129,834	132,170

Incurred loss, net of reinsurance, related to:
Current year	132,087	98,132
Prior year loss development (redundancy) (2)	1,524	(1,192)
Ceded losses subject to offsetting experience account adjustments (3)	(1,432)	(3,299)
Prior years	92	(4,491)
Total incurred loss and LAE, net of reinsurance	132,179	93,641

Paid loss, net of reinsurance, related to:
Current year	69,248	42,260
Prior years	64,830	57,569
Total paid loss and LAE, net of reinsurance	134,078	99,829

Net reserves, end-of-period	127,935	125,982
Plus: reinsurance recoverable (1)	140,800	165,693
Gross reserves, end-of-period	$268,735	$291,675

(1)	Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

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

During the six months ended June 30, 2019, the Company experienced $1.5 million of unfavorable loss and LAE reserve development on prior accident years in its commercial general liability and personal automobile lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE expenses associated primarily with Hurricane Irma.

During the six months ended June 30, 2018, the Company experienced $1.2 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of lower LAE expenses associated primarily with Hurricane Irma.

As previously disclosed, the Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively.  These agreements included a profit share (experience account) provision, under which

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

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

8. LONG-TERM DEBT

As discussed in Note 3 above, the net proceeds of the offering discussed in Senior Unsecured Notes below, were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes Due 2022 and the Company's Senior Notes Due 2027. We recognized $3.6 million as interest expense in our consolidated statements of operations for the six months ended June 30, 2019, for prepayment fees, including the write-off unamortized debt issuance costs on the repayment.

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

The Notes are senior unsecured obligations of the Company and will rank equally with all of the Company’s other future senior unsecured indebtedness. The Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, and under certain circumstances, the Company is required to maintain certain levels of reinsurance coverage while the Notes remain outstanding, and maintain certain other financial covenants. These covenants are subject to important exceptions and qualifications set forth in the Indenture. Principal and interest on the Notes are subject to acceleration in the event of certain events of default, including automatic acceleration upon certain bankruptcy-related events.

Long-term debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,558 and $0, respectively	$98,442	$—
Senior unsecured floating rate notes, due December 31, 2027, net of deferred financing costs of $0 and $348, respectively	—	24,652
Senior unsecured fixed rate notes, due December 31, 2022, net of deferred financing costs of $0 and $248, respectively	—	19,752
Total long-term debt, net	$98,442	$44,404

As of June 30, 2019, the Company's estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	100,000
Total debt maturities	100,000
Less: deferred financing costs	1,558
Total debt maturities, net	$98,442

9. INCOME TAXES

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 26.7% and 26.6% for the three months ended June 30, 2019 and 2018, respectively. The effective income tax rate was 27.4% and 25.7% for the six months ended June 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Company had an uncertain tax position of $0.6 million as of June 30, 2019 and December 31, 2018. The Company does not have a valuation allowance as of June 30, 2019 and December 31, 2018.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any expenses related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

10. COMMITMENTS AND CONTINGENCIES

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

Regarding the matter involving the Co-Existence Agreement effective as of April 30, 2013 with Federated Mutual Insurance Company and the related arbitration (please see Note 9 of our 2018 Form 10-K for more information), the U.S. Court of Appeals for the Eighth Circuit agreed with the Company’s position that the U.S. District Court in Minnesota did not have jurisdiction over the Company, vacated the judgment of the Minnesota court confirming the arbitration award, and ordered the Minnesota matter dismissed. FNHC’s motion to confirm the arbitration award in part and vacate in part remains pending in the U. S. District Court for the Northern District of Illinois.

On July 26, 2019, Capital Returns Management, LLC (“Capital Returns”) filed suit against the Company in the Circuit Court for Broward County, Florida to compel the Company to hold its 2019 annual meeting of stockholders. Discussions with Capital Returns are ongoing as of the date of this Form 10-Q.

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

In connection with its automobile line of business, which is currently winding down, FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2018. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

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

Additional information related to our operating lease agreement for office space consisted of the following:

June 30,
2019
(In thousands)
Right-of-use asset	$7,998
Accrued rent	(250)
Right-of-use asset, net	$7,748

Lease liability	$7,998

Weighted-average discount rate	4.71%

Six
Months
Ended
June 30, 2019
(In thousands)
Lease expense	$519
Sublease income	(78)
Lease expense, net	$441

Net cash provided by (used in) operating activities	$(252)

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

11. SHAREHOLDERS' EQUITY

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of June 30, 2019, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

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

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Restricted stock	$502	$526	$996	$1,148
Performance stock	181	172	362	215
Total share-based compensation expense	$683	$698	$1,358	$1,363

Recognized tax benefit	$173	$177	$344	$345
Intrinsic value of options exercised	—	78	—	78
Fair value of restricted stock vested	$306	$289	$1,233	$1,476

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2019	39,017	$3.80
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2019	39,017	$3.80

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

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

During the six months ended June 30, 2019 and 2018, the Board of Directors granted 140,156 and 133,208 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	262,334	$18.78
Granted	140,156	18.03
Vested	(64,875)	19.01
Cancelled	(12,960)	18.15
Outstanding at June 30, 2019	324,655	$18.44

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:
໿

	Three Months Ended June 30,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$4,204	$(1,066)	$3,138	$(5,210)	$1,349	$(3,861)

Other comprehensive income (loss) before reclassification	6,530	(1,655)	4,875	(1,748)	443	(1,305)
Reclassification adjustment for realized losses (gains) included in net income	1,670	(423)	1,247	(208)	24	(184)
	8,200	(2,078)	6,122	(1,956)	467	(1,489)
Accumulated other comprehensive income (loss), end-of-period	$12,404	$(3,144)	$9,260	$(7,166)	$1,816	$(5,350)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

	Six Months Ended June 30,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(5,023)	$1,273	$(3,750)	$2,287	$(593)	$1,694
Cumulative effect of new accounting standards	—	—	—	(1,349)	355	(994)

Other comprehensive income (loss) before reclassification	18,058	(4,577)	13,481	(8,948)	2,268	(6,680)
Reclassification adjustment for realized losses (gains) included in net income	(631)	160	(471)	844	(214)	630
	17,427	(4,417)	13,010	(8,104)	2,054	(6,050)
Accumulated other comprehensive income (loss), end-of-period	$12,404	$(3,144)	$9,260	$(7,166)	$1,816	$(5,350)

12. EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$7,110	$8,820	$3,245	$16,283

Weighted average number of common shares outstanding - basic	12,844	12,726	12,820	12,788

Net income (loss) per common share - basic	$0.55	$0.69	$0.25	$1.27

Weighted average number of common shares outstanding - basic	12,844	12,726	12,820	12,788
Dilutive effect of stock compensation plans	39	120	56	101
Weighted average number of common shares outstanding - diluted	12,883	12,846	12,876	12,889

Net income (loss) per common share - diluted	$0.55	$0.69	$0.25	$1.26

Dividends per share	$0.08	$0.08	$0.16	$0.16

Dividends Declared

In January 2019, our Board of Directors declared a $0.08 per common share dividend, payable in March 2019, to shareholders of record on February 14, 2019, amounting to $1.0 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2019

In May 2019, our Board of Directors declared a $0.08 per common share dividend, payable in June 2019, to shareholders of record on May 14, 2019, amounting to $1.1 million.

In July 2019, our Board of Directors declared a $0.08 per common share dividend, payable in September 2019, to shareholders of record on August 16, 2019, amounting to $1.0 million.

13. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 12 above for information related to our dividend declared in July 2019.

2019-2020 Catastrophe Excess of Loss Reinsurance Program

Refer to Note 6 above for information related to our combined FNIC, MNIC and MIC private market excess of loss treaties, covering both Florida and non-Florida exposures, which become effective July 1, 2019 and all private layers. Note 6 also provides information related to FNIC renewal of its quota-share reinsurance program for 2019-2020 to be effective on July 1, 2019 on an in-force, new and renewal basis.

Litigation and Legal Proceedings

Refer to Note 10 above for information related to Capital Returns suit against the Company filed on July 26, 2019.

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

Below, in addition to providing consolidated revenues and net income (loss), we also provide adjusted operating revenues and adjusted operating income (loss) because we believe these performance measures that are not United States of America generally accepted accounting principles ("GAAP") measures allow for a better understanding of the underlying trend in our business, as the excluded items are not necessarily indicative of our operating fundamentals or performance.

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

Maison Companies Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company ("MIC"), Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5% (the "2029 Notes"). The cash from the offering was used in part to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and will be used to purchase the Maison Companies and other general corporate purposes.

Refer to Note 3 of the notes to our Consolidated Financial Statements included herein, for additional information regarding the pending acquisition, including regulatory and other necessary approval and the potential timing thereof.

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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of June 30, 2019, the total homeowners policies in-force was 299,836, of which 239,585 were in Florida and 60,251 were outside of Florida. As of December 31, 2018, the total homeowners policies in-force was 291,098, of which 246,619 were in Florida and 44,479 were outside of Florida.

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

In 2018, FNIC applied for a statewide average rate increase of 4.6% for Florida homeowners multi-peril insurance policies, which was approved by the Florida OIR, which became effective for new and renewal policies on April 20, 2019.

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

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. The profit share cost is reflected in commissions and other underwriting expenses on our consolidated statements of operations.

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

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by any regulatory agency, but primarily by the Florida OIR. The Florida OIR has completed their regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015 and of MNIC for the year ended December 31, 2017 and 2016. There were no material findings by the Florida OIR in connection with these examinations.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	June 30,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$169,170	1.5%	$166,734
Gross premiums earned	141,220	(3.9)%	146,890
Ceded premiums	(48,914)	(22.8)%	(63,333)
Net premiums earned	92,306	10.5%	83,557
Net investment income	4,259	43.0%	2,978
Net realized and unrealized investment gains (losses)	1,955	839.9%	208
Direct written policy fees	2,403	(27.5)%	3,313
Other income	4,378	(23.0)%	5,686
Total revenues	105,301	10.0%	95,742

Costs and expenses:
Losses and loss adjustment expenses	65,340	37.4%	47,570
Commissions and other underwriting expenses	22,562	(24.5)%	29,873
General and administrative expenses	5,779	9.9%	5,260
Interest expense	1,915	87.2%	1,023
Total costs and expenses	95,596	14.2%	83,726

Income (loss) before income taxes	9,705	(19.2)%	12,016
Income tax expense (benefit)	2,595	(18.8)%	3,196
Net income (loss)	$7,110	(19.4)%	$8,820

Ratios to net premiums earned:
Net loss ratio	70.8%		56.9%
Net expense ratio	30.7%		42.1%
Combined ratio	101.5%		99.0%

(1)	Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	As of or For the Three Months Ended June 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
				(Dollars in thousands)
Revenue
Total revenues	$97,299	$3	$7,999	$105,301	$85,474	$3,341	$6,927	$95,742
Less:
Net realized and unrealized investment gains (losses)	—	—	1,955	1,955	—	—	208	208
Adjusted operating revenues	$97,299	$3	$6,044	$103,346	$85,474	$3,341	$6,719	$95,534

Net Income (Loss)
Net income (loss)	$6,006	$(949)	$2,053	$7,110	$8,430	$(211)	$601	$8,820
Less:
Net realized and unrealized investment gains (losses)	—	—	1,460	1,460	—	—	155	155
Acquisition and other costs	(14)	—	(2)	(16)	(398)	(11)	(29)	(438)
Adjusted operating income (loss)	$6,020	$(949)	$595	$5,666	$8,828	$(200)	$475	$9,103

Income tax rate assumed for reconciling items above	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%

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

	Three Months Ended June 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$164,228	$—	$4,942	$169,170	$155,596	$5,322	$5,816	$166,734
Gross premiums earned	137,074	4	4,142	141,220	134,529	6,782	5,579	146,890
Ceded premiums	(45,200)	(3)	(3,711)	(48,914)	(54,882)	(5,142)	(3,309)	(63,333)
Net premiums earned	91,874	1	431	92,306	79,647	1,640	2,270	83,557
Net investment income	—	—	4,259	4,259	—	—	2,978	2,978
Net realized and unrealized investment gains (losses)	—	—	1,955	1,955	—	—	208	208
Direct written policy fees	2,331	—	72	2,403	1,857	1,296	160	3,313
Other income	3,094	2	1,282	4,378	3,970	405	1,311	5,686
Total revenues	97,299	3	7,999	105,301	85,474	3,341	6,927	95,742

Costs and expenses:
Losses and loss adjustment expenses	62,482	1,208	1,650	65,340	42,617	1,932	3,021	47,570
Commissions and other underwriting expenses	21,796	16	750	22,562	27,281	1,616	976	29,873
General and administrative expenses	4,976	50	753	5,779	4,285	75	900	5,260
Interest expense	—	—	1,915	1,915	—	—	1,023	1,023
Total costs and expenses	89,254	1,274	5,068	95,596	74,183	3,623	5,920	83,726

Income (loss) before income taxes	8,045	(1,271)	2,931	9,705	11,291	(282)	1,007	12,016
Income tax expense (benefit)	2,039	(322)	878	2,595	2,861	(71)	406	3,196
Net income (loss)	$6,006	$(949)	$2,053	$7,110	$8,430	$(211)	$601	$8,820

Ratios to net premiums earned:
Net loss ratio	68.0%	NCM	382.8%	70.8%	53.5%	117.8%	133.1%	56.9%
Net expense ratio	29.1%			30.7%	39.6%			42.1%
Combined ratio	97.1%			101.5%	93.1%			99.0%

Revenue

Total revenue increased $9.6 million or 10%, to $105.3 million for the three months ended June 30, 2019, compared with $95.7 million for the three months ended June 30, 2018. The increase was primarily driven by higher Homeowners net premiums earned as a result of decreased reinsurance spend and higher recognized gains on our investments, partially offset by the planned reductions in net premiums earned from Automobile and commercial general liability, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$128,016	$133,006
Homeowners non-Florida	36,212	22,590
Automobile	—	5,322
Commercial general liability	(49)	1,570
Federal flood	4,991	4,246
Total gross premiums written	$169,170	$166,734

Gross premiums written increased $2.5 million, or 1.5%, to $169.2 million in the quarter, compared with $166.7 million for the same three-month period last year. Gross premiums written increased due to the growth in homeowners non-Florida, partially offset by the decline in the non-core businesses we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which has allowed us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 5.5%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$112,747	$119,080
Homeowners non-Florida	24,327	15,449
Automobile	4	6,782
Commercial general liability	500	2,393
Federal flood	3,642	3,186
Total gross premiums earned	$141,220	$146,890

Gross premiums earned decreased $5.7 million, or 3.9%, to $141.2 million for the three months ended June 30, 2019, as compared to $146.9 million for the three months ended June 30, 2018. The results are a reflection of our decision to exit the Automobile and commercial general liability lines, partially offset by a 1.9% increase in earned premiums in Homeowners.

Ceded Premiums Earned

Ceded premiums decreased $14.4 million, or 22.8%, to $48.9 million in the quarter, compared to $63.3 million the same three-month period last year. The decrease was primarily driven by lower excess of loss reinsurance spend in Homeowners and lower ceded premiums in Automobile as a result of reductions in premiums earned during the period.

Net Investment Income

Net investment income increased $1.3 million, or 43%, to $4.3 million during the three months ended June 30, 2019, as compared to $3.0 million during the three months ended June 30, 2018. The increase was due to fixed income portfolio growth and the improvement in the yield as a result of rising interest rates during 2018 and from portfolio repositioning.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $1.8 million, to $2.0 million for the three months ended June 30, 2019, compared to $0.2 million in the prior year period. We recognized $1.3 million and $1.0 million in unrealized investment gains for equity securities during these respective periods.  Our current year net realized gains and prior year net realized losses are associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions in the normal course of managing the portfolio.

Direct Written Policy Fees

Direct written policy fees decreased by $0.9 million, or 27.5%, to $2.4 million for the three months ended June 30, 2019, compared with $3.3 million in the same period in 2018. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile due to our decision to exit this line, as discussed earlier.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	June 30,
	2019	% Change	2018
	(In thousands)
Other income:
Commission income	$1,282	(17.9)%	$1,562
Brokerage	2,692	(24.0)%	3,542
Financing and other revenue	404	(30.6)%	582
Total other income	$4,378	(23.0)%	$5,686

The decline in other income was primarily driven by lower commission and brokerage revenue. The year over year decreases in commission income were driven by lower Automobile fee income from the reduction in premiums earned. The brokerage revenue decrease is the result of lower excess of loss reinsurance spend from the reinsurance programs in place during the second quarter of 2019 as compared to the second quarter of 2018.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $17.7 million, or 37.4%, to $65.3 million for the three months ended June 30, 2019, compared with $47.6 million for the same three-month period last year. The net loss ratio increased 13.9 percentage points, to 70.8% in the current quarter, as compared to 56.9% in the second quarter of 2018.  The higher ratio was primarily the result of hail and wind related storms from twelve catastrophe events totaling $17.0 million in losses and LAE expense for the quarter ended June 30, 2019 ($15.5 million related to non-Florida losses, which are subject to a 50% profit-sharing agreement with the non-affiliated managing general underwriter that writes FNIC 's non-Florida property business).

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,401	$14,175
All others	5,920	4,987
Ceding commissions	(2,906)	(4,373)
Total commissions	16,415	14,789

Automobile	—	1,296
Homeowners non-Florida	759	432
Total fees	759	1,728

Salaries and wages	3,072	4,369
Other underwriting expenses	2,316	8,987
Total commissions and other underwriting expenses	$22,562	$29,873

Commissions and other underwriting expenses decreased $7.3 million, or 24.5%, to $22.6 million for the three months ended June 30, 2019, compared with $29.9 million for the three months ended June 30, 2018. The decrease was the result of a significant reduction in other underwriting expenses as there was a $7.8 million benefit in the non-Florida profit share calculation this quarter, which was a direct result of $15.5 million of weather related losses (as previously discussed in the Losses and Loss Adjustment Expenses section).

Additionally, the remaining variance was driven by higher homeowners non-Florida acquisition related costs as a result of premium growth across periods partially offset by lower payroll related costs due in part to our continued focus on operational efficiencies as well as lower Automobile fees as a result of reduced premiums earned.

The net expense ratio decreased 11.4 percentage points to 30.7% in the second quarter of 2019, as compared to 42.1% in the second quarter of 2018. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $0.5 million by 9.9% to $5.8 million for the three months ended June 30, 2019 compared to $5.3 million in the second quarter of 2018. The slight increase was the result of higher professional fees and other costs as compared to the prior year.

Interest Expense

Interest expense increased $0.9 million to $1.9 million for the three months ended June 30, 2019, compared with $1.0 million in the prior year period due to an increase in the outstanding debt. Refer to Note 3 and 8 of the notes to our Consolidated Financial Statements included herein, for information regarding new debt issued and debt retirement that occurred in March 2019.

Income Taxes

Income taxes (benefits) decreased $0.6 million, to $2.6 million for the three months ended June 30, 2019, compared to $3.2 million for the three months ended June 30, 2018. The decrease in income tax expense is the result of lower income during the current quarter as compared to the second quarter of 2018.
໿

Operating Results Overview - Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

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

The following table sets forth results of operations for the periods presented:

	Six Months Ended
	June 30,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$301,403	0.1%	$301,129
Gross premiums earned	279,587	(4.7)%	293,332
Ceded premiums	(98,497)	(22.8)%	(127,666)
Net premiums earned	181,090	9.3%	165,666
Net investment income	7,969	34.6%	5,921
Net realized and unrealized investment gains (losses)	4,256	(604.3)%	(844)
Direct written policy fees	4,794	(30.4)%	6,889
Other income	8,389	(25.0)%	11,187
Total revenues	206,498	9.4%	188,819

Costs and expenses:
Losses and loss adjustment expenses	132,179	41.2%	93,641
Commissions and other underwriting expenses	50,796	(15.5)%	60,094
General and administrative expenses	12,090	6.6%	11,345
Interest expense	6,966	230.6%	2,107
Total costs and expenses	202,031	20.8%	167,187

Income (loss) before income taxes	4,467	(79.4)%	21,632
Income tax expense (benefit)	1,222	(78.0)%	5,567
Net income (loss)	3,245	(79.8)%	16,065
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(218)
Net income (loss) attributable to FNHC shareholders	$3,245	(80.1)%	$16,283

Ratios to net premiums earned:
Net loss ratio	73.0%		56.5%
Net expense ratio	34.7%		43.1%
Combined ratio	107.7%		99.6%

(1)	Net loss ratio is calculated as losses and LAE divided by net premiums earned.

(2)	Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.

(3)	Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The table below summarizes our unaudited results of operations by line of business for the periods presented.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	As of or For the Six Months Ended June 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
				(Dollars in thousands)
Revenue
Total revenues	$190,950	$23	$15,525	$206,498	$168,779	$7,507	$12,533	$188,819
Less:
Net realized and unrealized investment gains (losses)	—	—	4,256	4,256	—	—	(844)	(844)
Adjusted operating revenues	$190,950	$23	$11,269	$202,242	$168,779	$7,507	$13,377	$189,663

Net Income (Loss)
Net income (loss)	$4,583	$(1,628)	$290	$3,245	$15,371	$(252)	$1,164	$16,283
Less:
Net realized and unrealized investment gains (losses)	—	—	3,178	3,178	—	—	(630)	(630)
Acquisition and other costs	(50)	—	(486)	(536)	(574)	(32)	(48)	(654)
Gain (loss) on early extinguishment of debt	—	—	(2,669)	(2,669)	—	—	—	—
Adjusted operating income (loss)	$4,633	$(1,628)	$267	$3,272	$15,945	$(220)	$1,842	$17,567

Income tax rate assumed for reconciling items above	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%	25.35%

	Six Months Ended June 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$293,511	$(1)	$7,893	$301,403	$278,411	$11,669	$11,049	$301,129
Gross premiums earned	270,916	26	8,645	279,587	266,992	15,110	11,230	293,332
Ceded premiums	(91,231)	(20)	(7,246)	(98,497)	(109,940)	(11,259)	(6,467)	(127,666)
Net premiums earned	179,685	6	1,399	181,090	157,052	3,851	4,763	165,666
Net investment income	—	—	7,969	7,969	—	—	5,921	5,921
Net realized and unrealized investment gains (losses)	—	—	4,256	4,256	—	—	(844)	(844)
Direct written policy fees	4,629	3	162	4,794	3,780	2,763	346	6,889
Other income	6,636	14	1,739	8,389	7,947	893	2,347	11,187
Total revenues	190,950	23	15,525	206,498	168,779	7,507	12,533	188,819

Costs and expenses:
Losses and loss adjustment expenses	125,812	2,052	4,315	132,179	84,572	4,168	4,901	93,641
Commissions and other underwriting expenses	49,163	51	1,582	50,796	54,637	3,476	1,981	60,094
General and administrative expenses	9,836	100	2,154	12,090	9,174	200	1,971	11,345
Interest expense	—	—	6,966	6,966	100	—	2,007	2,107
Total costs and expenses	184,811	2,203	15,017	202,031	148,483	7,844	10,860	167,187

Income (loss) before income taxes	6,139	(2,180)	508	4,467	20,296	(337)	1,673	21,632
Income tax expense (benefit)	1,556	(552)	218	1,222	5,143	(85)	509	5,567
Net income (loss)	4,583	(1,628)	290	3,245	15,153	(252)	1,164	16,065
Net income (loss) attributable to non-controlling interest	—	—	—	—	(218)	—	—	(218)
Net income (loss) attributable to FNHC shareholders	$4,583	$(1,628)	$290	$3,245	$15,371	$(252)	$1,164	$16,283

Ratios to net premiums earned:
Net loss ratio	70.0%	NCM	308.4%	73.0%	53.8%	108.2%	102.9%	56.5%
Net expense ratio	32.9%			34.7%	40.7%			43.1%
Combined ratio	102.9%			107.7%	94.5%			99.6%

Revenue

Total revenue increased $17.7 million, or 9.4%, to $206.5 million for the six months ended June 30, 2019, compared with $188.8 million for the six months ended June 30, 2018. The increase was primarily driven by lower ceded premiums due to decreased reinsurance spend and higher recognized investment gains, partially offset by declines in direct written policy fees and other income, all of which is discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$231,979	$241,377
Homeowners non-Florida	61,532	37,034
Automobile	(1)	11,669
Commercial general liability	(102)	4,084
Federal flood	7,995	6,965
Total gross premiums written	$301,403	$301,129

Gross written premiums increased $0.3 million, or 0.1%, to $301.4 million for the six months ended June 30, 2019, compared with $301.1 million for the six months ended June 30, 2018. Gross premiums written increased primarily due to the growth in homeowners non-Florida, partially offset by the decline in the non-core businesses we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which is allowing us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 5.4%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$225,419	$237,904
Homeowners non-Florida	45,497	29,088
Automobile	26	15,110
Commercial general liability	1,536	5,022
Federal flood	7,109	6,208
Total gross premiums earned	$279,587	$293,332

Gross premiums earned decreased $13.7 million, or 4.7%, to $279.6 million for the six months ended June 30, 2019, as compared to $293.3 million for the six months ended June 30, 2018. The results are a reflection of our decision to exit the Automobile and commercial general liability lines, partially offset by a 1.5% increase in earned premiums in Homeowners.

Ceded Premiums Earned

Ceded premiums decreased $29.2 million, or 22.8%, to $98.5 million for the six months ended June 30, 2019, compared to $127.7 million for the six months ended June 30, 2018. The decrease was primarily driven by lower excess of loss reinsurance spend in Homeowners and lower ceded premiums in Automobile as a result of reductions in premiums earned during the period.

Net Investment Income

Net investment income increased $2.1 million, or 34.6%, to $8.0 million during the six months ended June 30, 2019, compared to $5.9 million during the six months ended June 30, 2018. The increase was due to fixed income portfolio growth and the improvement in the yield as a result of rising interest rates during 2018 and from portfolio repositioning.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $4.3 million for the six months ended June 30, 2019, compared to $(0.8) million in the prior year period.  We recognized $3.6 million and $1.0 million in unrealized investment gains for equity securities during these respective periods.  Our current year net realized gains and prior year net realized losses are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, in the normal course of managing the portfolio. Our prior year net realized losses also resulted from our decision to liquidate certain bond positions, including positions related to tax-free municipal securities during the first quarter of 2018.

Direct Written Policy Fees

Direct written policy fees decreased by $2.1 million, or 30.4%, to $4.8 million for the six months ended June 30, 2019, compared with $6.9 million during the six months ended June 30, 2018. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile due to our decision to exit this line, as discussed earlier.

Other Income

Other income included the following for the periods presented:

໿

	Six Months Ended
	June 30,
	2019	% Change	2018
	(In thousands)
Other income:
Commission income	$1,740	(41.4)%	$2,971
Brokerage	5,826	(17.8)%	7,084
Financing and other revenue	823	(27.3)%	1,132
Total other income	$8,389	(25.0)%	$11,187

The decline in other income was primarily driven by lower commission and brokerage revenue. The year over year decreases in commission income were driven by lower Automobile fee income from the reduction in premiums earned and, to a lesser extent, lower fee income from other areas of the business. The brokerage revenue decrease is the result of lower excess of loss reinsurance spend from the reinsurance program, which became effective July 1, 2018.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $38.6 million, or 41.2%, to $132.2 million for the six months ended June 30, 2019, compared with $93.6 million for the same period last year. The net loss ratio increased 16.5 percentage points, to 73.0% in the first six months of 2019, as compared to 56.5% in the first six months of 2018. The higher ratio was primarily the result of $18.7 million of losses, net from the March 2019 hail storm in the state of Florida, including Brevard County, and $17.0 million of losses, net in the second quarter of 2019 relating to hail and wind related storms from twelve catastrophe events ($15.5 million of the second quarter 2019 losses related to non-Florida, which are subject to a 50% profit-sharing agreement, as discussed earlier).

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$26,623	$28,538
All others	11,187	9,643
Ceding commissions	(5,690)	(8,088)
Total commissions and other fees	32,120	30,093

Automobile	3	2,763
Homeowners non-Florida	1,435	762
Total fees	1,438	3,525

Salaries and wages	6,394	8,135
Other underwriting expenses	10,844	18,341
Total commissions and other underwriting expenses	$50,796	$60,094

Commissions and other underwriting expenses decreased $9.3 million, or 15.5%, to $50.8 million for the six months ended June 30, 2019, compared with $60.1 million for the six months ended June 30, 2018. The decrease was the result of a significant reduction in other underwriting expenses as there was a $7.8 million benefit in the non-Florida profit share calculation this quarter, which was a direct result of $15.5 million of weather related losses (as previously discussed in the Losses and Loss Adjustment Expenses section).

Additionally, the lower Automobile fees and lower homeowners Florida commissions are driven by the corresponding change in premiums earned across periods. The decline in salaries and wages is due in part to our continued focus on operational efficiencies. These items are mostly offset by an increase in homeowners non-Florida commissions and fees as a result of higher premiums earned across periods.

The net expense ratio decreased 8.4 percentage points to 34.7% in the first six months of 2019, as compared to 43.1% in the first half of 2018. The decrease in the ratio is attributable to the discussion above as well as the lower reinsurance spend during the quarter driving higher net premiums earned.

General and Administrative Expenses

General and administrative expenses increased $0.8 million, or 6.6%, to $12.1 million for the six months ended June 30, 2019, compared with $11.3 million in the prior year period. The increase was primarily the result of higher professional fees, including due diligence costs relating to the pending acquisition of Maison Companies, as previously discussed earlier.

Interest Expense

Interest expense increased $4.9 million to $7.0 million for the six months ended June 30, 2019, compared with $2.1 million in the prior year period due to to the result of $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs and an increase in the outstanding debt. Refer to Note 3 and 8 of the notes to our Consolidated Financial Statements included herein, for information regarding new debt issued and debt retirement that occurred in March 2019.

Income Taxes

Income taxes decreased $4.4 million, to $1.2 million for the six months ended June 30, 2019, compared with a tax expense of $5.6 million for the six months ended June 30, 2018. The decrease in income tax expense is the result of lower income during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Consolidated Company Outlook - Changing Financial Trends

Beginning July 1, 2019, our results for the next four quarters will reflect increased catastrophe reinsurance spend currently estimated at approximately $13.2 million for the 2019-2020 excess of loss reinsurance program as compared to the 2018-2019 excess of loss reinsurance program.

Please refer to Note 6 - 2019-2020 Excess of Loss Reinsurance Program to the notes to the Consolidated Financial Statements included herein for additional information regarding this reinsurance treaty that became effective July 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses.  As of June 30, 2019, the Company held $477.7 million in investments. Cash and cash equivalents increased $69.4 million, to $133.8 million as of June 30, 2019, compared with $64.4 million as of December 31, 2018, as discussed below, primarily due to the net proceeds of the offering, after redemption of our legacy $45 million principal amount. Total shareholders’ equity increased $15.5 million, to $230.8 million as of June 30, 2019, compared with $215.3 million as of December 31, 2018 due primarily to unrealized gains on our bond portfolio and net income.

Historically, we have met our liquidity requirements primarily through cash generated from operations. On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The net proceeds of the offering were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes due 2022 and the Company's Senior Notes due 2027. Additionally, the remaining cash from the offering will be used to purchase the Maison Companies and other general corporate purposes, including potential repurchases of shares of our common stock and managing the capital needs of our subsidiaries. Refer to Notes 3 and 8 to the notes to the Consolidated Financial Statements included herein, for additional information regarding the Notes as well as the pending acquisition of the Maison Companies.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's actual debt to capital ratio as of June 30, 2019 was approximately 30%.

Statutory Capital and Surplus of Our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2018 Form 10-K, for discussion of the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of December 31, 2018, FNIC’s statutory surplus was $161.7 million and as of June 30, 2019, our statutory capital of FNIC was $152.8 million.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s and MNIC's ratios of statutory surplus to ACL were 329.9% and 774.4%, respectively, as of December 31, 2018.

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

Operating Activities

Net cash provided by operating activities decreased to $25.6 million in the six months ended June 30, 2019 compared to $41.0 million in the same period in 2018. This decrease reflects higher expenses paid, including those related to losses and loss adjustment expenses, partially offset by higher net premiums collected, in the first six months of 2019 as compared to the corresponding period in 2018.

Investing Activities

Net cash used in investing activities of $4.5 million in the six months ended June 30, 2019 reflected purchases of debt and equity investment securities of $120.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $116.7 million. Net cash used in investing activities of $14.5 million in the six months ended June 30, 2018 reflected purchases of debt and equity investment securities of $219.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $205.3 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 of $48.3 million primarily reflects issuance of long-term debt, net of issuance costs, of $98.4 million, partly offset by payment of long-term debt of $48.0 million. Net cash used in financing activities of $28.8 million for the six months ended June 30, 2018 primarily reflects purchase of non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.1 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2019.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2018 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2019, approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 10 to our Consolidated Financial Statements set forth in Part I, “Financial Statements” for information about legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2018 Form 10-K.  Please refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2019 by or on behalf of FNHC. All purchases were made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
April 2019	—	$—	—	$10,000,000
May 2019	—	—	—	10,000,000
June 2019	—	—	—	10,000,000

໿

(1)
In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of June 30, 2019, the remaining availability for future repurchases of our common stock was $10.0 million.

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

Date: August 7, 2019