Form 10-Q
period 2019-09-30
FedNat Holding Co
filed 2019-11-12
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
As of November 1, 2019, the registrant had 12,869,366 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	September 30,	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $452,698 and $433,664, respectively)	$468,130	$428,641
Debt securities, held-to-maturity, at amortized cost	4,369	5,126
Equity securities, at fair value	19,014	17,758
Total investments	491,513	451,525
Cash and cash equivalents	121,418	64,423
Prepaid reinsurance premiums	170,294	108,577
Premiums receivable, net of allowance of $117 and $77, respectively	39,932	29,791
Reinsurance recoverable, net	202,875	211,424
Deferred acquisition costs, net	48,539	39,436
Income taxes, net	1,056	5,220
Other assets	25,602	14,975
Total assets	$1,101,229	$925,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$286,948	$296,230
Unearned premiums	317,393	281,992
Reinsurance payable	122,802	63,599
Long-term debt, net of deferred financing costs of $1,518 and $596, respectively	98,482	44,404
Deferred revenue	6,239	4,585
Other liabilities	31,976	19,302
Total liabilities	863,840	710,112

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 12,869,366 and 12,784,444 issued and outstanding, respectively	129	128
Additional paid-in capital	143,088	141,128
Accumulated other comprehensive income (loss)	11,648	(3,750)
Retained earnings	82,524	77,753
Total shareholders’ equity	237,389	215,259
Total liabilities and shareholders' equity	$1,101,229	$925,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Net premiums earned	$87,374	$98,493	$268,464	$264,159
Net investment income	4,068	3,137	12,037	9,058
Net realized and unrealized investment gains (losses)	794	1,760	5,050	916
Direct written policy fees	2,514	3,796	7,308	10,685
Other income	4,726	3,646	13,115	14,833
Total revenues	99,476	110,832	305,974	299,651

Costs and expenses:
Losses and loss adjustment expenses	62,105	62,457	194,284	156,098
Commissions and other underwriting expenses	24,854	31,373	75,650	91,467
General and administrative expenses	5,246	5,000	17,336	16,345
Interest expense	1,894	1,032	8,860	3,139
Total costs and expenses	94,099	99,862	296,130	267,049

Income (loss) before income taxes	5,377	10,970	9,844	32,602
Income tax expense (benefit)	718	3,020	1,940	8,587
Net income (loss)	4,659	7,950	7,904	24,015
Net income (loss) attributable to non-controlling interest	—	—	—	(218)
Net income (loss) attributable to FedNat Holding Company shareholders	$4,659	$7,950	$7,904	$24,233

Net Income (Loss) Per Common Share
Basic	$0.36	$0.62	$0.62	$1.90
Diluted	$0.36	$0.62	$0.61	$1.88

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,854	12,749	12,831	12,775
Diluted	12,897	12,870	12,880	12,866

Dividends Declared Per Common Share	$0.08	$—	$0.24	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$4,659	$7,950	$7,904	$24,015

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	2,388	(551)	15,398	(6,601)
Comprehensive income (loss)	7,047	7,399	23,302	17,414

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	(447)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$7,047	$7,399	$23,302	$17,861

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of June 30, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785	$—	$230,785
Net income (loss)	—	—	—	—	—	4,659	4,659	—	4,659
Other comprehensive income (loss)	—	—	—	—	2,388	—	2,388	—	2,388
Dividends declared	—	—	—	—	—	(1,046)	(1,046)	—	(1,046)
Shares issued under share-based compensation plans	—	20,047	1	—	—	—	1	—	1
Share-based compensation	—	—	—	602	—	—	602	—	602
Balance as of September 30, 2019	$—	12,869,366	$129	$143,088	$11,648	$82,524	$237,389	$—	$237,389

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of June 30, 2018	$—	12,731,777	$127	$140,102	$(5,350)	$80,149	$215,028	$—	$215,028
Net income (loss)	—	—	—	—	—	7,950	7,950	—	7,950
Other comprehensive income (loss)	—	—	—	—	(551)	—	(551)	—	(551)
Dividends declared	—	—	—	—	—	2	2	—	2
Shares issued under share-based compensation plans	—	42,667	1	22	—	—	23	—	23
Share-based compensation	—	—	—	484	—	—	484	—	484
Balance as of September 30, 2018	$—	12,774,444	$128	$140,608	$(5,901)	$88,101	$222,936	$—	$222,936

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259	$—	$215,259
Net income (loss)	—	—	—	—	—	7,904	7,904	—	7,904
Other comprehensive income (loss)	—	—	—	—	15,398	—	15,398	—	15,398
Dividends declared	—	—	—	—	—	(3,133)	(3,133)	—	(3,133)
Shares issued under share-based compensation plans	—	84,922	1	—	—	—	1	—	1
Share-based compensation	—	—	—	1,960	—	—	1,960	—	1,960
Balance as of September 30, 2019	$—	12,869,366	$129	$143,088	$11,648	$82,524	$237,389	$—	$237,389

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	$15,822	$227,459
Net income (loss)	—	—	—	—	—	24,233	24,233	(218)	24,015
Other comprehensive income (loss)	—	—	—	—	(6,372)	—	(6,372)	(229)	(6,601)
Dividends declared	—	—	—	—	—	(2,077)	(2,077)	—	(2,077)
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	112,905	1	38	—	—	39	—	39
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	1,847	—	—	1,847	—	1,847
Balance as of September 30, 2018	$—	12,774,444	$128	$140,608	$(5,901)	$88,101	$222,936	$—	$222,936

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities:
Net income (loss)	$7,904	$24,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(5,050)	(916)
Loss (gain) on early extinguishment of debt	3,575	—
Amortization of investment premium or discount, net	606	1,333
Depreciation and amortization	1,088	1,033
Share-based compensation	1,960	1,847
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(61,717)	1,207
Premiums receivable, net	(10,141)	12,107
Reinsurance recoverable, net	8,549	(10,135)
Deferred acquisition costs	(9,103)	(6,502)
Income taxes, net	(893)	9,051
Deferred revenue	1,654	(1,309)
Loss and loss adjustment expense reserves	(9,282)	(9,401)
Unearned premiums	35,401	1,906
Reinsurance payable	59,203	5,060
Other	2,632	(1,038)
Net cash provided by (used in) operating activities	26,386	28,258
Cash flow from investing activities:
Proceeds from sales of equity securities	7,461	7,407
Proceeds from sales of debt securities	123,415	153,970
Purchases of equity securities	(5,190)	(8,377)
Purchases of debt securities	(169,933)	(254,110)
Maturities and redemptions of debt securities	29,158	86,935
Purchases of property and equipment	(1,562)	(1,002)
Net cash provided by (used in) investing activities	(16,651)	(15,177)
Cash flow from financing activities:
Issuance of long-term debt, net of issuance costs	98,390	—
Payment of long-term debt and prepayment penalties	(48,000)	(5,000)
Purchase of non-controlling interest	—	(16,685)
Purchases of FedNat Holding Company common stock	—	(5,061)
Issuance of common stock for share-based awards	1	39
Dividends paid	(3,131)	(3,145)
Net cash provided by (used in) financing activities	47,260	(29,852)
Net increase (decrease) in cash and cash equivalents	56,995	(16,771)
Cash and cash equivalents at beginning-of-period	64,423	86,228
Cash and cash equivalents at end-of-period	$121,418	$69,457

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Nine months ended
	September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$4,860	$2,983
Cash paid (received) during the period for income taxes	$2,729	$(466)

Significant non-cash investing and financing transactions:
Right-of-use asset	$(7,860)	$—
Lease liability	$7,860	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2019
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

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier, to write specific lines of insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina, Alabama and Mississippi.  Monarch National Insurance Company (“MNIC”), our other insurance subsidiary, is licensed as an admitted carrier in Florida. Admitted carriers are bound by rate and form regulations, and are strictly regulated to protect policyholders from a variety of illegal and unethical practices. Admitted carriers are also required to financially contribute to the state guarantee fund used to pay for losses if an insurance carrier becomes insolvent or unable to pay loss amounts due to their policyholders.

Refer to Basis of Presentation and Principles of Consolidation and below.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 23.6% and 24.5% were from Allstate’s network of Florida agents, for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, 23.5% and 23.9%, respectively, of the homeowners premiums we underwrote were from Allstate's network of Florida agents.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 25.2% and 16.2%, respectively, of the Company’s premiums were underwritten by SageSure, for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, 22.4% and 14.2%, respectively, of the Company's homeowners premiums were underwritten by Sagesure.

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
September 30, 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2018 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the nine months ended September 30, 2019.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

3. ACQUISITIONS

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company ("MIC"), Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. The shares to be issued will be subsequently registered and will be subject to a five years standstill agreement. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. A portion of the cash from the offering was used to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and the remainder will be used to purchase the Maison Companies and for other general corporate purposes.

In addition to the purchase price, PIH will receive five years rights of first refusal to provide reinsurance of up to 7.5% of any layer in FedNat’s catastrophe reinsurance program and a five years agreement for PIH to provide investment advisory services to FedNat. PIH has also agreed to a non-compete for five years following the closing with respect to residential property insurance in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

The transaction, which is subject to the Maison Companies having consolidated GAAP net book value of at least $42 million as of closing and satisfaction of other customary closing conditions, is expected to close as soon as practicable after November 30, 2019, after the conclusion of the hurricane season.

4. FAIR VALUE

Fair Value Disclosures of Financial Instruments

The Company accounts for financial instruments at fair value or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information.  All assets and liabilities that are recorded at fair value are classified and disclosed in one of the following three categories:

•Level 1 - Quoted market prices (unadjusted) for identical assets or liabilities in active markets is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis, or observable inputs.
•Level 2 - Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques using observable market data.  Significant other observable that can be corroborated by observable market data; and
•Level 3 - Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$73,590	$100,650	$—	$174,240
Obligations of states and political subdivisions	—	13,328	—	13,328
Corporate securities	—	255,399	—	255,399
International securities	—	25,163	—	25,163
Debt securities, at fair value	73,590	394,540	—	468,130

Equity securities, at fair value	16,570	2,444	—	19,014

Total investments, at fair value	$90,160	$396,984	$—	$487,144
໿

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$43,918	$83,950	$—	$127,868
Obligations of states and political subdivisions	—	9,767	—	9,767
Corporate securities	—	268,731	—	268,731
International securities	—	22,275	—	22,275
Debt securities, at fair value	43,918	384,723	—	428,641

Equity securities, at fair value	16,037	1,721	—	17,758

Total investments, at fair value	$59,955	$386,444	$—	$446,399

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2019	$3,435	$914	$—	$4,349
December 31, 2018	3,809	1,155	—	4,964

We measure the fair value of our securities based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  We review the third-party pricing methodologies on a quarterly basis and validate the fair value prices to a separate independent data service and ensure there are no material differences. Additionally, market indicators, industry and economic events are monitored.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

A summary of the significant valuation techniques and market inputs for each financial instrument carried at fair value includes the following:

•United States Government Obligations and Authorities - In determining the fair value for United States government securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for United States government securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
•Obligations of States and Political Subdivisions - In determining the fair value for state and municipal securities, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
•Corporate and International Securities - In determining the fair value for corporate securities the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.
•Equity Securities - In determining the fair value for equity securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for equity securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of September 30, 2019 and December 31, 2018. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2019 and 2018.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$170,400	$3,986	$146	$174,240
Obligations of states and political subdivisions	13,002	326	—	13,328
Corporate	244,735	10,765	101	255,399
International	24,561	623	21	25,163
	452,698	15,700	268	468,130

Debt securities - held-to-maturity:
United States government obligations and authorities	3,589	18	62	3,545
Corporate	725	23	—	748
International	55	1	—	56
	4,369	42	62	4,349
Total investments, excluding equity securities	$457,067	$15,742	$330	$472,479
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$127,928	$1,091	$1,151	$127,868
Obligations of states and political subdivisions	9,870	27	130	9,767
Corporate	273,192	510	4,971	268,731
International	22,674	12	411	22,275
	433,664	1,640	6,663	428,641

Debt securities - held-to-maturity:
United States government obligations and authorities	4,085	1	158	3,928
Corporate	986	2	6	982
International	55	—	1	54
	5,126	3	165	4,964
Total investments, excluding equity securities	$438,790	$1,643	$6,828	$433,605

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$897	$91	$2,048	$355
Equity securities	326	1,922	4,633	4,163
Total gross realized and unrealized gains	1,223	2,013	6,681	4,518

Gross realized and unrealized losses:
Debt securities	(4)	(253)	(524)	(2,571)
Equity securities	(425)	—	(1,107)	(1,031)
Total gross realized and unrealized losses	(429)	(253)	(1,631)	(3,602)
Net realized and unrealized gains (losses) on investments	$794	$1,760	$5,050	$916

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net realized and unrealized gains (losses)	$(99)	$1,922	$3,526	$3,132
Less:
Net realized and unrealized gains (losses) on securities sold	1,012	409	394	674
Net unrealized gains (losses) still held as of the end-of-period	$(1,111)	$1,513	$3,132	$2,458

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:
໿

	September 30, 2019
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$24,715	$24,761
Over one through five years	152,917	157,160
Over five through ten years	139,570	146,237
Over ten years	135,496	139,972
	452,698	468,130
Debt securities, held-to-maturity:
One year or less	206	207
Over one through five years	3,983	3,960
Over five through ten years	69	71
Over ten years	111	111
	4,369	4,349
Total	$457,067	$472,479

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Interest income	$4,005	$3,089	$11,831	$8,904
Dividends income	63	48	206	154
Net investment income	$4,068	$3,137	$12,037	$9,058

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$20,948	$115	$6,238	$31	$27,186	$146
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate	10,502	36	5,277	65	15,779	101
International	2,202	18	1,023	3	3,225	21
	33,652	169	12,538	99	46,190	268

Debt securities, held-to-maturity:
United States government obligations and authorities	100	—	2,306	62	2,406	62
Corporate	20	—	—	—	20	—
International	—	—	—	—	—	—
	120	—	2,306	62	2,426	62
Total investments, excluding equity securities	$33,772	$169	$14,844	$161	$48,616	$330

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$22,673	$246	$29,727	$905	$52,400	$1,151
Obligations of states and political subdivisions	3,254	18	4,786	112	8,040	130
Corporate	160,361	3,058	53,232	1,913	213,593	4,971
International	15,608	217	4,678	194	20,286	411
	201,896	3,539	92,423	3,124	294,319	6,663

Debt securities, held-to-maturity:
United States government obligations and authorities	229	1	3,113	157	3,342	158
Corporate	591	6	90	—	681	6
International	54	1	—	—	54	1
	874	8	3,203	157	4,077	165
Total investments, excluding equity securities	$202,770	$3,547	$95,626	$3,281	$298,396	$6,828

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

As of September 30, 2019, the Company held a total of 106 debt securities that were in an unrealized loss position, of which 42 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2018, the Company held a total of 1,222 debt securities that were in an unrealized loss position, of which 371 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The Company did not have any OTTI losses on its available-for-sale debt securities for the first nine months of 2019 and 2018.

The Company's equity investments are measured at fair value through net income (loss).

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $10.8 million and $10.3 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of September 30, 2019 and December 31, 2018, respectively.

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
September 30, 2019

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

The combined reinsurance treaties provides approximately $1.3 billion of single-event reinsurance coverage in excess of a $27 million retention for catastrophic losses on the first event (and $15 million on the second and third events), including hurricanes, and aggregate coverage of $1.9 billion, at an approximate total cost of $224.4 million, of which FNIC's and MNIC's share of the cost is estimated to total $179.3 million.

The combined FNIC, MNIC and MIC private market excess of loss treaties, covering both Florida and non-Florida exposures, become effective July 1, 2019 and all private layers have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. This private market excess of loss treaty structure breaks coverage into layers, with a cascading feature such that substantially all layers attach after $20 million in losses for FNIC, $2 million in losses for MNIC and $5 million in losses for MIC. For FNIC and MNIC, the second and third event attaches at $10 million per event, on a combined basis. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The overall reinsurance program is with reinsurers that currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

As indicated above, FNIC, MNIC and MIC’s combined 2019-2020 reinsurance program is estimated to cost $224.4 million. This amount includes approximately $178.8 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.6 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford FNIC, MNIC, and MIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate premium cost. The allocation methodology by which FNIC, MNIC, and MIC will determine their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier will share the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

FNIC’s non-Florida reinsurance program cost for the above specific coverage will approximate $1.8 million for this private reinsurance.

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

On July 1, 2018, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at 2%, and is subject to certain limitations including, but not limited to caps on losses associated with occurrences. In addition, this quota-share allowed FNIC to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

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

The Company’s private passenger automobile quota-share treaties are programs which became effective at different points in the year and cover auto policies across several states.

Associated Trust Agreements
Certain reinsurance agreements require FNIC and MNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of September 30, 2019 and December 31, 2018.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	September 30,	December 31,
	2019	2018
	(In thousands)
Reinsurance recoverable on paid losses	$47,857	$45,028
Reinsurance recoverable on unpaid losses	155,018	166,396
Reinsurance recoverable, net	$202,875	$211,424

As of September 30, 2019 and December 31, 2018, the Company had reinsurance recoverable of $164.0 million and $183.5 million, respectively as a result of Hurricane Michael and Irma. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net Premiums Written
Direct	$159,131	$139,022	$460,534	$440,151
Ceded	(146,231)	(81,023)	(220,363)	(177,604)
	$12,900	$57,999	$240,171	$262,547
Net Premiums Earned
Direct	$145,546	$144,907	$425,133	$438,239
Ceded	(58,172)	(46,414)	(156,669)	(174,080)
	$87,374	$98,493	$268,464	$264,159

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Gross reserves, beginning-of-period	$296,230	$230,515
Less: reinsurance recoverable (1)	(166,396)	(98,345)
Net reserves, beginning-of-period	129,834	132,170

Incurred loss, net of reinsurance, related to:
Current year	195,024	159,998
Prior year loss development (redundancy) (2)	1,238	330
Ceded losses subject to offsetting experience account adjustments (3)	(1,978)	(4,230)
Prior years	(740)	(3,900)
Total incurred loss and LAE, net of reinsurance	194,284	156,098

Paid loss, net of reinsurance, related to:
Current year	114,790	87,960
Prior years	77,398	71,266
Total paid loss and LAE, net of reinsurance	192,188	159,226

Net reserves, end-of-period	131,930	129,042
Plus: reinsurance recoverable (1)	155,018	92,072
Gross reserves, end-of-period	$286,948	$221,114

(1)Reinsurance recoverable in this table includes only ceded loss and LAE reserves.
(2)Reflects loss development from prior accident years impacting pre-tax net income. Excludes losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment.
(3)Reflects losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

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

During the nine months ended September 30, 2019, the Company experienced $1.2 million of unfavorable loss and LAE reserve development on prior accident years, which consists of adverse development in its commercial general liability and personal automobile lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE expenses associated primarily with Hurricane Irma.

During the nine months ended September 30, 2018, the Company experienced $0.3 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of lower LAE expenses associated primarily with Hurricane Irma.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Long-term debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,518 and $0, respectively	$98,482	$—
Senior unsecured floating rate notes, due December 31, 2027, net of deferred financing costs of $0 and $348, respectively	—	24,652
Senior unsecured fixed rate notes, due December 31, 2022, net of deferred financing costs of $0 and $248, respectively	—	19,752
Total long-term debt, net	$98,482	$44,404

As of September 30, 2019, the Company's estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2019	$—
2020	—
2021	—
2022	—
2023	—
Thereafter	100,000
Total debt maturities	100,000
Less: deferred financing costs	1,518
Total debt maturities, net	$98,482

9. INCOME TAXES

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 13.4% and 27.5% for the three months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 19.7% and 26.3% for the nine months ended September 30, 2019 and 2018, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

The Company had an uncertain tax position of $0.4 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively. The Company does not have a valuation allowance on its deferred income tax asset as of September 30, 2019 and December 31, 2018.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three and nine months ended September 30, 2019, the Company recognized $0.2 million of benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million. For the three and nine months ended September 30, 2018, the Company did not recognize any expenses related to an uncertain tax position.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

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

Regarding the matter involving the Co-Existence Agreement effective as of April 30, 2013 with Federated Mutual Insurance Company and the related arbitration (please see Note 9 of our 2018 Form 10-K for more information), the U.S. Court of Appeals for the Eighth Circuit agreed with the Company’s position that the U.S. District Court in Minnesota did not have jurisdiction over the Company, vacated the judgment of the Minnesota court confirming the arbitration award, and ordered the Minnesota matter dismissed. The parties are in the process of completing mutual releases and the dismissal of all remaining pending proceedings.

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
September 30, 2019

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

Additional information related to our operating lease agreement for office space consisted of the following:

September 30,
2019
(In thousands)
Right-of-use asset	$7,860
Accrued rent	(279)
Right-of-use asset, net	$7,581

Lease liability	$7,860

Weighted-average discount rate	4.71%

Nine
Months
Ended
September 30,
2019
(In thousands)
Lease expense	$779
Sublease income	(127)
Lease expense, net	$652

Net cash provided by (used in) operating activities	$(440)

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
September 30, 2019

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

In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of September 30, 2019, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

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

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Restricted stock	$467	$512	$1,463	$1,660
Performance stock	135	(28)	497	187
Total share-based compensation expense	$602	$484	$1,960	$1,847

Recognized tax benefit	$137	$123	$481	$468
Intrinsic value of options exercised	2	151	2	229
Fair value of restricted stock vested	$482	$622	$1,715	$2,098

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2019	39,017	$3.80
Granted	—	—
Exercised	(167)	2.45
Cancelled	—	—
Outstanding at September 30, 2019	38,850	$3.80

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. For all RSA awards, excluding relative total shareholder return ("TSR"), the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance-based awards. Our expense for our performance awards depends on achievement of specified results; therefore, the ultimate expense can range from 0% to 250% of target. Our TSR cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight-line recognition method.

During the nine months ended September 30, 2019 and 2018, the Board of Directors granted 140,156 and 133,060 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	262,334	$18.78
Granted	140,156	18.03
Vested	(84,755)	20.24
Cancelled	(12,960)	18.15
Outstanding at September 30, 2019	304,775	$18.06

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:
໿

	Three Months Ended September 30,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$12,404	$(3,144)	$9,260	$(7,166)	$1,816	$(5,350)

Other comprehensive income (loss) before reclassification	3,921	(854)	3,067	(575)	145	(430)
Reclassification adjustment for realized losses (gains) included in net income	(893)	214	(679)	(162)	41	(121)
	3,028	(640)	2,388	(737)	186	(551)
Accumulated other comprehensive income (loss), end-of-period	$15,432	$(3,784)	$11,648	$(7,903)	$2,002	$(5,901)

	Nine Months Ended September 30,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(5,023)	$1,273	$(3,750)	$2,287	$(593)	$1,694
Cumulative effect of new accounting standards	—	—	—	(1,349)	355	(994)

Other comprehensive income (loss) before reclassification	21,979	(5,431)	16,548	(10,573)	2,679	(7,894)
Reclassification adjustment for realized losses (gains) included in net income	(1,524)	374	(1,150)	1,732	(439)	1,293
	20,455	(5,057)	15,398	(8,841)	2,240	(6,601)
Accumulated other comprehensive income (loss), end-of-period	$15,432	$(3,784)	$11,648	$(7,903)	$2,002	$(5,901)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2019

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$4,659	$7,950	$7,904	$24,233

Weighted average number of common shares outstanding - basic	12,854	12,749	12,831	12,775

Net income (loss) per common share - basic	$0.36	$0.62	$0.62	$1.90

Weighted average number of common shares outstanding - basic	12,854	12,749	12,831	12,775
Dilutive effect of stock compensation plans	43	121	49	91
Weighted average number of common shares outstanding - diluted	12,897	12,870	12,880	12,866

Net income (loss) per common share - diluted	$0.36	$0.62	$0.61	$1.88

Dividends per share	$0.08	$—	$0.24	$0.16

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

In November 2019, our Board of Directors declared a $0.09 per common share dividend, payable in December 2019, to shareholders of record on November 15, 2019, amounting to $1.2 million.

13. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 12 above for information related to our dividend declared in November 2019.

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

We exclude the after-tax (using our prevailing income tax rate) effects of the following items from GAAP net income (loss) to arrive at adjusted operating income (loss):

•Net realized and unrealized gains (losses), including, but not limited to, gains (losses) associated with investments and early extinguishment of debt;
•Acquisition/integration and other costs and the amortization of specifically identifiable intangibles (other than value of business acquired);
•Impairment of intangibles;
•Income (loss) from initial adoption of new regulations and accounting guidance; and
•Income (loss) from discontinued operations.

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

Maison Companies Acquisition

On February 25, 2019, the Company executed a definitive agreement for the acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company will purchase Maison Insurance Company ("MIC"), Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The purchase price is $51.0 million, which includes $25.5 million in cash and $25.5 million in shares of the Company’s common stock. Additionally, in connection with the pending acquisition, on March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5% (the "2029 Notes"). The cash from the offering was used in part to retire the full $45.0 million of outstanding debt (thereby lowering our overall cost of borrowing) and will be used to purchase the Maison Companies and for other general corporate purposes.

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

Overview of Insurance Lines of Business

Homeowners’ Property and Casualty Insurance
FNIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana and South Carolina. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of September 30, 2019, the total homeowners policies in-force was 315,000, of which 237,000 were in Florida and 78,000 were outside of Florida. As of December 31, 2018, the total homeowners policies in-force was 291,000, of which 247,000 were in Florida and 44,000 were outside of Florida.

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

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by any regulatory agency, but primarily by the Florida OIR. The Florida OIR has completed its regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015, and of MNIC for the years ended December 31, 2017 and 2016. There were no material findings by the Florida OIR in connection with these examinations.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	September 30,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$159,131	14.5%	$139,022
Gross premiums earned	145,546	0.4%	144,907
Ceded premiums	(58,172)	25.3%	(46,414)
Net premiums earned	87,374	(11.3)%	98,493
Net investment income	4,068	29.7%	3,137
Net realized and unrealized investment gains (losses)	794	(54.9)%	1,760
Direct written policy fees	2,514	(33.8)%	3,796
Other income	4,726	29.6%	3,646
Total revenues	99,476	(10.2)%	110,832

Costs and expenses:
Losses and loss adjustment expenses	62,105	(0.6)%	62,457
Commissions and other underwriting expenses	24,854	(20.8)%	31,373
General and administrative expenses	5,246	4.9%	5,000
Interest expense	1,894	83.5%	1,032
Total costs and expenses	94,099	(5.8)%	99,862

Income (loss) before income taxes	5,377	(51.0)%	10,970
Income tax expense (benefit)	718	(76.2)%	3,020
Net income (loss)	$4,659	(41.4)%	$7,950

Ratios to net premiums earned:
Net loss ratio	71.1%		63.4%
Net expense ratio	34.4%		36.9%
Combined ratio	105.5%		100.3%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	As of or For the Three Months Ended September 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
				(Dollars in thousands)
Revenue
Total revenues	$93,735	$4	$5,737	$99,476	$100,616	$2,332	$7,884	$110,832
Less:
Net realized and unrealized investment gains (losses)	—	—	794	794	—	—	1,760	1,760
Adjusted operating revenues	$93,735	$4	$4,943	$98,682	$100,616	$2,332	$6,124	$109,072

Net Income (Loss)
Net income (loss)	$3,398	$(613)	$1,874	$4,659	$8,158	$(1,416)	$1,208	$7,950
Less:
Net realized and unrealized investment gains (losses)	—	—	634	634	—	—	1,314	1,314
Acquisition and other costs	(187)	(5)	(46)	(238)	(609)	(37)	(78)	(724)
Gain (loss) on early extinguishment of debt	—	—	(29)	(29)	—	—	—	—
Adjusted operating income (loss)	$3,585	$(608)	$1,315	$4,292	$8,767	$(1,379)	$(28)	$7,360

Income tax rate assumed for reconciling items above	18.26%	18.26%	18.26%	18.26%	25.35%	25.35%	25.35%	25.35%

The table below summarizes our unaudited results of operations by line of business for the periods presented. Although we conduct our operations under a single reportable segment, we have provided line of business information as we believe it is useful to our shareholders and the investing public. “Homeowners” line of business consists of our homeowners and fire property and casualty insurance business. “Automobile” line of business consists of our nonstandard personal automobile insurance business. “Other” line of business primarily consists of our commercial general liability and federal flood businesses, along with corporate and investment operations. Certain percentages are not considered meaningful ("NCM").

	Three Months Ended September 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$154,131	$—	$5,000	$159,131	$136,503	$(3,041)	$5,560	$139,022
Gross premiums earned	141,493	—	4,053	145,546	136,587	2,766	5,554	144,907
Ceded premiums	(54,207)	—	(3,965)	(58,172)	(40,782)	(2,091)	(3,541)	(46,414)
Net premiums earned	87,286	—	88	87,374	95,805	675	2,013	98,493
Net investment income	—	—	4,068	4,068	—	—	3,137	3,137
Net realized and unrealized investment gains (losses)	—	—	794	794	—	—	1,760	1,760
Direct written policy fees	2,453	—	61	2,514	2,198	1,466	132	3,796
Other income	3,996	4	726	4,726	2,613	191	842	3,646
Total revenues	93,735	4	5,737	99,476	100,616	2,332	7,884	110,832

Costs and expenses:
Losses and loss adjustment expenses	60,708	742	655	62,105	56,856	2,609	2,992	62,457
Commissions and other underwriting expenses	24,109	—	745	24,854	28,647	1,545	1,181	31,373
General and administrative expenses	4,484	50	712	5,246	4,187	75	738	5,000
Interest expense	—	—	1,894	1,894	—	—	1,032	1,032
Total costs and expenses	89,301	792	4,006	94,099	89,690	4,229	5,943	99,862

Income (loss) before income taxes	4,434	(788)	1,731	5,377	10,926	(1,897)	1,941	10,970
Income tax expense (benefit)	1,036	(175)	(143)	718	2,768	(481)	733	3,020
Net income (loss)	$3,398	$(613)	$1,874	$4,659	$8,158	$(1,416)	$1,208	$7,950

Ratios to net premiums earned:
Net loss ratio	69.6%	NCM	744.3%	71.1%	59.3%	386.5%	148.6%	63.4%
Net expense ratio	32.7%			34.4%	34.3%			36.9%
Combined ratio	102.3%			105.5%	93.6%			100.3%

Revenue

Total revenue decreased $11.3 million or 10.2%, to $99.5 million for the three months ended September 30, 2019, compared with $110.8 million for the three months ended September 30, 2018. The decrease was primarily driven by higher ceded premiums due to increased reinsurance spend, a decline in Automobile direct written policy fees and lower investment gains, partially offset by increases in gross premiums earned, net investment income and other income, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$115,341	$114,441
Homeowners non-Florida	38,790	22,062
Automobile	—	(3,041)
Commercial general liability	(19)	1,435
Federal flood	5,019	4,125
Total gross premiums written	$159,131	$139,022

Gross premiums written increased $20.1 million, or 14.5%, to $159.1 million in the quarter, compared with $139.0 million for the same three-month period last year. Gross premiums written increased due to the growth in homeowners non-Florida and Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which has allowed us to leverage our infrastructure and diversify insurance risk. Our homeowners Florida FNIC premiums grew $2.2 million or 2% this quarter as compared to last year, which represents the first quarter showing premium growth since the third quarter of 2017. Overall, Homeowners grew 12.9%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$113,062	$118,603
Homeowners non-Florida	28,431	17,984
Automobile	—	2,766
Commercial general liability	157	2,122
Federal flood	3,896	3,432
Total gross premiums earned	$145,546	$144,907

Gross premiums earned increased $0.6 million, or 0.4%, to $145.5 million for the three months ended September 30, 2019, as compared to $144.9 million for the three months ended September 30, 2018. The higher gross earned premiums was driven by a 3.6% increase in earned premiums in Homeowners, partially offset by the results of our decision to exit the Automobile and commercial general liability lines.

Ceded Premiums Earned

Ceded premiums increased $11.8 million, or 25.3%, to $58.2 million in the quarter, compared to $46.4 million the same three-month period last year. The increase was driven by $8.1 million higher excess of loss reinsurance spend in Homeowners, as the new program became effective July 1, 2019 at a higher rate on-line than the program in the previous year and $6.1 million from the homeowners Florida quota share being set at 10% in the third quarter of 2019 as compared to 2% in the prior year period. These items were offset by $2.1 million lower ceded premiums in Automobile as we have exited that line of business.

Net Investment Income

Net investment income increased $1.0 million, or 29.7%, to $4.1 million during the three months ended September 30, 2019, as compared to $3.1 million during the three months ended September 30, 2018. The increase was due to fixed income portfolio growth, partly due to the net proceeds of the offering (refer to Notes 3 and 8 to the Consolidated Financial Statements included herein, for additional information) and the improvement in the yield as a result of rising interest rates during 2018 as well as from portfolio repositioning.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) decreased $1.0 million, to $0.8 million for the three months ended September 30, 2019, compared to $1.8 million in the prior year period. We recognized $(0.6) million and $1.6 million in unrealized investment gains (losses) for equity securities during these respective periods.  Our current and prior year net realized gains are associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions in the normal course of managing the portfolio.

Direct Written Policy Fees

Direct written policy fees decreased by $1.3 million, or 33.8%, to $2.5 million for the three months ended September 30, 2019, compared with $3.8 million in the same period in 2018. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile and commercial general liability due to our decision to exit these lines, as discussed earlier, offset by higher fees from homeowners non-Florida as we continue to grow.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	September 30,
	2019	% Change	2018
	(In thousands)
Other income:
Commission income	$726	(15.2)%	$856
Brokerage	3,582	63.6%	2,190
Financing and other revenue	418	(30.3)%	600
Total other income	$4,726	29.6%	$3,646

The increase in other income was primarily driven by higher brokerage revenue, partially offset by lower financing and commission income. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the third quarter of 2019 as compared to the third quarter of 2018. The year over year decreases in financing and commission income were driven by lower Automobile fee income from our exit of this line of business.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) decreased $0.4 million, or 0.6%, to $62.1 million for the three months ended September 30, 2019, compared with $62.5 million for the same three-month period last year. The net loss ratio increased 7.7 percentage points, to 71.1% in the current quarter, as compared to 63.4% in the third quarter of 2018.  The higher ratio was primarily the result of the increase in reinsurance spend, which reduces the net earned premium denominator of the loss ratio calculation. The third quarter of 2019 included $11.0 million of losses, related to catastrophe losses from Hurricane Dorian, Hurricane Barry and Tropical Storm Imelda ($8.0 million of these losses relate to non-Florida, which is subject to a 50% profit-sharing agreement, as discussed earlier), compared to the prior year quarter which included $6.1 million of catastrophe losses arising from Hurricane Florence and Tropical Storm Gordon. The remaining variance is driven by lower losses in the quarter in Automobile and commercial general liability lines as we exit those lines and higher ceded losses from homeowners Florida quota share in the quarter due to the higher percentage (as discussed earlier), partially offset by increased losses related to higher gross premiums earned in Homeowners.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	September 30,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,187	$14,258
All others	6,610	4,866
Ceding commissions	(3,203)	(689)
Total commissions	16,594	18,435

Automobile	—	1,466
Homeowners non-Florida	902	571
Total fees	902	2,037

Salaries and wages	2,696	3,147
Other underwriting expenses	4,662	7,754
Total commissions and other underwriting expenses	$24,854	$31,373

Commissions and other underwriting expenses decreased $6.5 million, or 20.8%, to $24.9 million for the three months ended September 30, 2019, compared with $31.4 million for the three months ended September 30, 2018. The decrease was driven by higher ceding commissions from homeowners Florida quota share in the quarter due to the higher percentage (as discussed earlier), lower Automobile fees due to reduced premiums earned, and a reduction in other underwriting expenses as there was a benefit in the non-Florida profit share calculation this quarter as a direct result of $8.0 million of non-Florida weather-related losses (as previously discussed in the Losses and Loss Adjustment Expenses section), resulting in a $4.0 million reduction. These decreases were partially offset by higher homeowners acquisition related costs as a result of premium growth across periods.

The net expense ratio decreased 2.5 percentage points to 34.4% in the third quarter of 2019, as compared to 36.9% in the third quarter of 2018. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $0.2 million by 4.9% to $5.2 million for the three months ended September 30, 2019 compared to $5 million in the third quarter of 2018. The increase was the result of higher professional fees and other costs as compared to the prior year.

Interest Expense

Interest expense increased $0.9 million to $1.9 million for the three months ended September 30, 2019, compared with $1.0 million in the prior year period due to an increase in the outstanding debt. Refer to Note 3 and 8 of the notes to our Consolidated Financial Statements included herein, for information regarding new debt issued and debt retirement that occurred in March 2019.
Income Taxes

Income taxes (benefits) decreased $2.3 million, to $0.7 million for the three months ended September 30, 2019, compared to $3.0 million for the three months ended September 30, 2018. The decrease in income tax expense is predominantly the result of lower income during the current quarter as compared to the third quarter of 2018. Additionally, in the quarter, we recognized a benefit of $0.4 million relating to an election to carry back capital losses and a benefit of $0.2 million relating to a reduction in the uncertain tax position reserve. Lastly, the State of Florida announced a reduction in its state income tax rate from 5.5% to 4.5%, effective January 1, 2019, which represented a benefit in the quarter. This new tax rate will be in place until at least December 31, 2021.

Operating Results Overview - Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

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

The following table sets forth results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$460,534	4.6%	$440,151
Gross premiums earned	425,133	(3.0)%	438,239
Ceded premiums	(156,669)	(10.0)%	(174,080)
Net premiums earned	268,464	1.6%	264,159
Net investment income	12,037	32.9%	9,058
Net realized and unrealized investment gains (losses)	5,050	451.3%	916
Direct written policy fees	7,308	(31.6)%	10,685
Other income	13,115	(11.6)%	14,833
Total revenues	305,974	2.1%	299,651

Costs and expenses:
Losses and loss adjustment expenses	194,284	24.5%	156,098
Commissions and other underwriting expenses	75,650	(17.3)%	91,467
General and administrative expenses	17,336	6.1%	16,345
Interest expense	8,860	182.3%	3,139
Total costs and expenses	296,130	10.9%	267,049

Income (loss) before income taxes	9,844	(69.8)%	32,602
Income tax expense (benefit)	1,940	(77.4)%	8,587
Net income (loss)	7,904	(67.1)%	24,015
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(218)
Net income (loss) attributable to FNHC shareholders	$7,904	(67.4)%	$24,233

Ratios to net premiums earned:
Net loss ratio	72.4%		59.1%
Net expense ratio	34.6%		40.8%
Combined ratio	107.0%		99.9%

(1)Net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	As of or For the Nine Months Ended September 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
				(Dollars in thousands)
Revenue
Total revenues	$284,685	$27	$21,262	$305,974	$269,395	$9,839	$20,417	$299,651
Less:
Net realized and unrealized investment gains (losses)	—	—	5,050	5,050	—	—	916	916
Adjusted operating revenues	$284,685	$27	$16,212	$300,924	$269,395	$9,839	$19,501	$298,735

Net Income (Loss)
Net income (loss)	$7,981	$(2,241)	$2,164	$7,904	$23,529	$(1,668)	$2,372	$24,233
Less:
Net realized and unrealized investment gains (losses)	—	—	3,812	3,812	—	—	684	684
Acquisition and other costs	(237)	(5)	(532)	(774)	(1,183)	(69)	(126)	(1,378)
Gain (loss) on early extinguishment of debt	—	—	(2,698)	(2,698)	—	—	—	—
Adjusted operating income (loss)	$8,218	$(2,236)	$1,582	$7,564	$24,712	$(1,599)	$1,814	$24,927

Income tax rate assumed for reconciling items above	24.52%	24.52%	24.52%	24.52%	25.35%	25.35%	25.35%	25.35%

The following table summarizes our unaudited results of operations by line of business for the periods presented:

	Nine Months Ended September 30,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$447,642	$(1)	$12,893	$460,534	$414,914	$8,628	$16,609	$440,151
Gross premiums earned	412,409	26	12,698	425,133	403,579	17,876	16,784	438,239
Ceded premiums	(145,438)	(20)	(11,211)	(156,669)	(150,722)	(13,350)	(10,008)	(174,080)
Net premiums earned	266,971	6	1,487	268,464	252,857	4,526	6,776	264,159
Net investment income	—	—	12,037	12,037	—	—	9,058	9,058
Net realized and unrealized investment gains (losses)	—	—	5,050	5,050	—	—	916	916
Direct written policy fees	7,082	3	223	7,308	5,978	4,229	478	10,685
Other income	10,632	18	2,465	13,115	10,560	1,084	3,189	14,833
Total revenues	284,685	27	21,262	305,974	269,395	9,839	20,417	299,651

Costs and expenses:
Losses and loss adjustment expenses	186,520	2,794	4,970	194,284	141,428	6,777	7,893	156,098
Commissions and other underwriting expenses	73,272	51	2,327	75,650	83,284	5,021	3,162	91,467
General and administrative expenses	14,320	150	2,866	17,336	13,361	275	2,709	16,345
Interest expense	—	—	8,860	8,860	100	—	3,039	3,139
Total costs and expenses	274,112	2,995	19,023	296,130	238,173	12,073	16,803	267,049

Income (loss) before income taxes	10,573	(2,968)	2,239	9,844	31,222	(2,234)	3,614	32,602
Income tax expense (benefit)	2,592	(727)	75	1,940	7,911	(566)	1,242	8,587
Net income (loss)	7,981	(2,241)	2,164	7,904	23,311	(1,668)	2,372	24,015
Net income (loss) attributable to non-controlling interest	—	—	—	—	(218)	—	—	(218)
Net income (loss) attributable to FNHC shareholders	$7,981	$(2,241)	$2,164	$7,904	$23,529	$(1,668)	$2,372	$24,233

Ratios to net premiums earned:
Net loss ratio	69.9%	NCM	NCM	72.4%	55.9%	149.7%	116.5%	59.1%
Net expense ratio	32.8%			34.6%	38.3%			40.8%
Combined ratio	102.7%			107.0%	94.2%			99.9%

Revenue

Total revenue increased $6.3 million, or 2.1%, to $306.0 million for the nine months ended September 30, 2019, compared with $299.7 million for the nine months ended September 30, 2018. The increase was primarily driven by higher net premiums from Homeowners due to gross premiums growth and lower reinsurance spend offset by lower revenue from Automobile as we exit the business, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$347,320	$355,818
Homeowners non-Florida	100,322	59,096
Automobile	(1)	8,628
Commercial general liability	(121)	5,519
Federal flood	13,014	11,090
Total gross premiums written	$460,534	$440,151

Gross written premiums increased $20.3 million, or 4.6%, to $460.5 million for the nine months ended September 30, 2019, compared with $440.2 million for the nine months ended September 30, 2018. Gross premiums written increased primarily due to the growth in homeowners non-Florida, partially offset by the decline in the non-core businesses we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which is allowing us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 7.9%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$338,481	$356,507
Homeowners non-Florida	73,928	47,072
Automobile	26	17,876
Commercial general liability	1,693	7,144
Federal flood	11,005	9,640
Total gross premiums earned	$425,133	$438,239

Gross premiums earned decreased $13.1 million, or 3.0%, to $425.1 million for the nine months ended September 30, 2019, as compared to $438.2 million for the nine months ended September 30, 2018. The results are a reflection of our decision to exit the Automobile and commercial general liability lines, partially offset by a 2.2% increase in earned premiums in Homeowners.

Ceded Premiums Earned

Ceded premiums decreased $17.4 million, or 10.0%, to $156.7 million for the nine months ended September 30, 2019, compared to $174.1 million for the nine months ended September 30, 2018. The decrease was primarily driven by lower excess of loss reinsurance spend in Homeowners and lower ceded premiums in Automobile as we have exited that line of business.

Net Investment Income

Net investment income increased $2.9 million, or 32.9%, to $12.0 million during the nine months ended September 30, 2019, compared to $9.1 million during the nine months ended September 30, 2018. The increase was due to fixed income portfolio growth and the improvement in the yield as a result of rising interest rates during 2018 and from portfolio repositioning.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $5.1 million for the nine months ended September 30, 2019, compared to $0.9 million in the prior year period.  We recognized $3.0 million and $2.6 million in unrealized investment gains for equity securities during these respective periods.  Our current year net realized gains and prior year net realized losses are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Our prior year net realized losses also resulted from our decision to liquidate certain bond positions, including positions related to tax-free municipal securities during the first quarter of 2018.

Direct Written Policy Fees

Direct written policy fees decreased by $3.4 million, or 31.6%, to $7.3 million for the nine months ended September 30, 2019, compared with $10.7 million during the nine months ended September 30, 2018. The decrease in direct written policy fees is correlated to lower number of policies in-force in Automobile due to our decision to exit this line, as discussed earlier.

Other Income

Other income included the following for the periods presented:

໿

	Nine Months Ended
	September 30,
	2019	% Change	2018
	(In thousands)
Other income:
Commission income	$2,466	(35.6)%	$3,827
Brokerage	9,408	1.4%	9,274
Financing and other revenue	1,241	(28.3)%	1,732
Total other income	$13,115	(11.6)%	$14,833

The decrease in other income was driven by lower commission income and financing revenue, partially offset by higher brokerage revenue. The year over year decreases in commission income were driven by lower Automobile fee income from the reduction in premiums earned and, to a lesser extent, lower fee income from other areas of the business.

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE increased $38.2 million, or 24.5%, to $194.3 million for the nine months ended September 30, 2019, compared with $156.1 million for the same period last year. Homeowners losses increased $45.0 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, slightly offset by $6.0 million of decreases in Automobile and commercial general liability as we exit these lines, across the same period.
The net loss ratio increased 13.3 percentage points, to 72.4% in the first nine months of 2019, as compared to 59.1% in the first nine months of 2018. The higher ratio was primarily the result of $46.7 million of losses, net in 2019 from severe weather events in Florida and other states ($23.5 million of the 2019 losses relates to non-Florida, which is subject to a 50% profit-sharing agreement, as discussed earlier). Severe weather in 2018 amounted to $7.8 million. The remaining variance is the result of higher losses from higher gross premiums in 2019 as compared to 2018.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$39,810	$42,796
All others	17,796	14,488
Ceding commissions	(8,893)	(8,777)
Total commissions and other fees	48,713	48,507

Automobile	3	4,229
Homeowners non-Florida	2,337	1,354
Total fees	2,340	5,583

Salaries and wages	9,090	11,282
Other underwriting expenses	15,507	26,095
Total commissions and other underwriting expenses	$75,650	$91,467

Commissions and other underwriting expenses decreased $15.8 million, or 17.3%, to $75.7 million for the nine months ended September 30, 2019, compared with $91.5 million for the nine months ended September 30, 2018. The decrease is the result of a significant reduction in other underwriting expenses as there was a benefit in the non-Florida profit share calculation in the nine months as a direct result of $23.5 million of non-Florida weather related losses (as previously discussed in the Losses and Loss Adjustment Expenses section), resulting in a $11.8 million reduction.

Additionally, the lower Automobile fees and lower homeowners Florida commissions are driven by the corresponding change in premiums earned across periods. The decline in salaries and wages is due in part to our continued focus on operational efficiencies. These items are partially offset by an increase in homeowners non-Florida commissions and fees as a result of higher premiums earned across periods.

The net expense ratio decreased 6.2 percentage points to 34.6% in the first nine months of 2019, as compared to 40.8% in the first nine months of 2018. The decrease in the ratio is attributable to the lower non-Florida profit share expense and other expense reductions as well as the lower reinsurance spend during the nine months driving higher net premiums earned. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 6.1%, to $17.3 million for the nine months ended September 30, 2019, compared with $16.3 million in the prior year period. The increase was primarily the result of higher professional fees, including due diligence costs relating to the pending acquisition of Maison Companies, as previously discussed earlier.

Interest Expense

Interest expense increased $5.8 million to $8.9 million for the nine months ended September 30, 2019, compared with $3.1 million in the prior year period due to the $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs, and an increase in the outstanding debt as a result of our first quarter 2019 borrowing. Refer to Note 3 and 8 of the notes to our Consolidated Financial Statements included herein, for information regarding new debt issued and debt retirement that occurred in March 2019.

Income Taxes

Income taxes decreased $6.7 million, to $1.9 million for the nine months ended September 30, 2019, compared with a tax expense of $8.6 million for the nine months ended September 30, 2018. The decrease in income tax expense is the result of lower income during the nine months ended September 30, 2019, compared to the corresponding period in 2018. Additionally, in 2019, we recognized a benefit of $0.4 million relating to an election to carry back capital losses and a benefit of $0.2 million relating to a reduction in the uncertain tax position reserve. Lastly, the State of Florida announced a reduction in its state income tax rate effective from January 1, 2019, as discussed earlier.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses.  As of September 30, 2019, the Company held $491.5 million in investments. Cash and cash equivalents increased $57.0 million, to $121.4 million as of September 30, 2019, compared with $64.4 million as of December 31, 2018, as discussed below, primarily due to the net proceeds of our March 2019 debt offering, after redemption of our legacy $45 million principal amount. Total shareholders’ equity increased $22.1 million, to $237.4 million as of September 30, 2019, compared with $215.3 million as of December 31, 2018 due primarily to unrealized gains on our bond portfolio and net income.

Historically, we have met our liquidity requirements primarily through cash generated from operations. On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The net proceeds of the offering were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes due 2022 and the Company's Senior Notes due 2027. Additionally, the remaining cash from the offering will be used to purchase the Maison Companies and for other general corporate purposes, including potential repurchases of shares of our common stock and managing the capital needs of our subsidiaries. Refer to Notes 3 and 8 to the notes to the Consolidated Financial Statements included herein, for additional information regarding the 2029 Notes as well as the pending acquisition of the Maison Companies.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's actual debt to capital ratio as of September 30, 2019 was approximately 29%.

Statutory Capital and Surplus of Our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2018 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and its regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of September 30, 2019 and December 31, 2018, FNIC’s statutory surplus was $150.9 million and $161.7 million, respectively.

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

Operating Activities

Net cash provided by operating activities decreased to $26.4 million in the nine months ended September 30, 2019 compared to $28.3 million in the same period in 2018. This decrease reflects higher expenses paid, including those related to losses and loss adjustment expenses, partially offset by higher net premiums collected, in the first nine months of 2019 as compared to the corresponding period in 2018.

Investing Activities

Net cash used in investing activities of $16.7 million in the nine months ended September 30, 2019 reflected purchases of debt and equity investment securities of $175.1 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $160.0 million. Net cash used in investing activities of $15.2 million in the nine months ended September 30, 2018 reflected purchases of debt and equity investment securities of $262.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $248.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 of $47.3 million primarily reflects issuance of long-term debt, net of issuance costs, of $98.4 million, partly offset by payment of long-term debt of $48.0 million. Net cash used in financing activities of $29.9 million for the nine months ended September 30, 2018 primarily reflects the purchase of non-controlling interest of $16.7 million, payment of long-term debt of $5.0 million, and repurchase of our common stock of $5.1 million.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2019.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2018 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2019, approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, due to the control matter discussed below in “Changes in Internal Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2019.

Notwithstanding the identified material weakness, we believe the consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Changes in Internal Control over Financial Reporting

Recently, as part of a substantially completed investigation, the Company identified a control deficiency resulting primarily from inadequate managerial review by a subset of our claims team around processing of follow-on payments on closed claims of less than $30 thousand. In the course of investigating this matter, we identified fifteen inappropriate payments totaling approximately $0.3 million, which occurred between June and October 2019. As a result of our substantially completed investigation, we concluded that no other inappropriate payments occurred. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. While this deficiency did not result in a material misstatement of the Company’s financial statements, the Company’s management, with the oversight of the Audit Committee of our Board of Directors, concluded that this deficiency rises to the level of a material weakness, as it had the potential to allow for a material dollar amount of inappropriate claim payments to be made without being detected.

To remediate the material weakness, we are strengthening the level and scope of managerial review of claim payment controls related primarily to follow-on payments on closed claims of less than $30 thousand as well as enhancing compensating controls around access and authority limits. Additionally, we are improving the segregation of responsibilities across the claim payment process, which will add additional layers of management review. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2019.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2019 by or on behalf of FNHC:
໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
July 2019	—	$—	—	$10,000,000
August 2019	—	—	—	10,000,000
September 2019	—	—	—	10,000,000

໿
(1)In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. As of September 30, 2019, the remaining availability for future repurchases of our common stock was $10.0 million. Any such purchases would be made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.
໿

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
10.1
Private Placement Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.2	Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.3	Second and Third Event Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company and subscribing reinsurers*
10.4	Net Quota Share Reinsurance Agreement effective July 1, 2019 between FedNat Insurance Company and Swiss Reinsurance America Corporation*
10.5	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2019 between FedNat Insurance Company and subscribing reinsurers*
10.6	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.7	Cooperation Agreement dated August 9, 2019, by and between FedNat Holding Company and Capital Returns Management, LLC**
10.8	Consent Order dated August 7, 2019 among the Florida Office of Insurance Regulation, FedNat Holding Company, 1347 Property Insurance Holdings, Inc., and Maison Insurance Company***
10.9	Consent Agreement dated August 9, 2019 among the Louisiana Department of Insurance, FedNat Holding Company and Maison Insurance Company***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act****
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act****
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act****
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act****
101.INS	XBRL Instance Document*****
101.SCH	XBRL Taxonomy Extension Schema Document*****
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*****
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*****
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*****
________________________
* Filed herewith. Certain identified information has been omitted from this exhibit in accordance with and as permitted by Item 601(b)(10)(iv) of Regulation S-K.
** Incorporated by reference to the comparable exhibit included in the Current Report on Form 8-K filed with the SEC on August 12, 2019.
*** Incorporated by reference to the comparable exhibit included in the Current Report on Form 8-K filed with the SEC on August 13, 2019.
**** Filed herewith.
***** In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Date: November 12, 2019