Form 10-K
period 2019-12-31
FedNat Holding Co
filed 2020-03-06
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________TO _______________________
Commission File number 000-25001
FedNat Holding Company
(Exact name of registrant as specified in its charter)

Florida	65-0248866
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

14050 N.W. 14th Street, Suite 180, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-293-2532
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	FNHC	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates was $168,614,834 as of June 30, 2019, computed on the basis of the closing sale price of the Registrant’s common stock on June 28, 2019 (the last business day of the second fiscal quarter).
As of March 1, 2020, the total number of common shares outstanding of Registrant’s common stock was 14,209,773.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2019.

FEDNAT HOLDING COMPANY

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS AND NON-GAAP MEASURES

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

In addition to providing consolidated revenues and net income (loss), in the Annual Report we also provide adjusted operating revenues and adjusted operating income (loss) because we believe these performance measures that are not United States of America generally accepted accounting principles ("GAAP") measures allow for a better understanding of the underlying trend in our business, as the excluded items are not necessarily indicative of our operating fundamentals or performance.
Non-GAAP measures do not replace the most directly comparable GAAP measures. Refer to Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below for a detailed reconciliation.

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

ITEM 1.  BUSINESS

GENERAL

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or “our”) is a regional insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   We, through our wholly owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly-owned insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance by the state insurance departments in Florida, Louisiana, Texas, South Carolina, Alabama, Georgia and Mississippi.

Maison Insurance Company ("MIC"), an insurance subsidiary that we acquired on December 2, 2019 (see "Maison Acquisition" below for more information), is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail only exposures by the state insurance departments in Louisiana, Texas and Florida.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed to write homeowners property and casualty insurance in Florida.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. MNIC was founded in 2015 through a joint venture. On February 21, 2018, FNIC acquired the non-controlling interests in MNIC’s indirect parent company, Monarch Delaware Holdings LLC (“Monarch Delaware”) from our joint venture partners (see “Monarch National Insurance Company,” below, for more information). Maison Managers, Inc. ("MMI"), a wholly-owned subsidiary, serves as the managing general agent for MIC. ClaimCor, LLC ("ClaimCor"), a wholly-owned subsidiary, is a claims solutions company that processes Maison's claims.

໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Gross Premiums Written
Homeowners:
Florida	$451,856	$458,652	$482,039
Louisiana	45,043	36,063	31,312
Texas	66,429	22,492	8,491
South Carolina	25,172	17,592	10,803
Alabama	5,841	4,890	4,110
Total homeowners	594,341	539,689	536,755

Personal automobile:
Texas	—	5,141	19,324
Georgia	(1)	3,078	22,479
Florida	—	384	1,265
Alabama	—	—	437
Total personal automobile	(1)	8,603	43,505

Commercial general liability	(145)	5,384	11,048

Federal flood	16,413	14,088	12,109
Gross premiums written total	$610,608	$567,764	$603,417
໿

Acquisitions and Joint Ventures

Maison Acquisition

On December 2, 2019, the Company closed its acquisition from 1347 Property Insurance Holdings, Inc., a Delaware corporation (“PIH”), of PIH’s insurance operations conducted through MIC, MMI and ClaimCor (collectively, “Maison Companies”). The results of operations of the Maison Companies are included herein only from the acquisition date forward.

Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the acquisition.

Monarch National Insurance Company

In March 2015, we organized MNIC and obtained its certificate of authority to write homeowners property and casualty insurance in Florida from the Florida Office of Insurance Regulation (the “Florida OIR”). We and Crosswinds Investor Monarch LP (“Crosswinds Investor”), a wholly-owned subsidiary of Crosswinds Holdings Inc. (“Crosswinds Holdings”), a private equity firm and asset manager, each invested $14.0 million for a 42.4% membership interest (each holding 50.0% of the voting interests in Monarch Delaware). Transatlantic Reinsurance Company (“TransRe”), an international property and casualty reinsurance company, invested $5.0 million for a 15.2% non-voting membership interest in Monarch Delaware. TransRe also provided a loan represented by a six-year promissory note in the principal amount of $5.0 million bearing annual interest of 6.0% payable by Monarch National Holding Company (“Monarch Holding”), the direct parent of MNIC and wholly-owned subsidiary of Monarch Delaware (together with MNIC and Monarch Holding, the “Monarch Entities”).

On February 21, 2018, we purchased Crosswinds Investor’s 42.4% Class A membership interest and 50.0% voting interest for $12.3 million, and TransRe’s 15.2% non-voting membership interest in Monarch Delaware for $4.4 million. We also repaid the outstanding principal balance and interest due on the $5.0 million promissory note to TransRe. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC. With the completion of these transactions, FNIC owns 100% of MNIC.

Material Distribution Relationships

We are a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we have been authorized by ISA to appoint Allstate agents to offer our homeowners insurance products to consumers in Florida.

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) in which they underwrite our FNIC homeowners business outside of Florida.

Executive Office

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

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2020 we will advance our enterprise value through:

•successfully integrating the operations of the Maison Companies into those of the Company in pursuit of geographic diversification as well as operational and expense synergies;
•focusing on our core operations, the Homeowners line of business, while managing the remaining runoff of our non-core Automobile and commercial general liability obligations;
•applying rigorous underwriting standards even if that limits growth in our Florida book of business, due to the challenging claims environment as a result of increased litigation, and focusing our new business efforts on our non-Florida book, which embodies a more favorable underwriting environment;
•increasing rates on our policies where warranted, based on claims experience and the cost of catastrophe reinsurance, irrespective of competitive pricing pressures within the markets where we operate;
•focusing on operational efficiencies in our homeowners operations to reduce expenses in conjunction with our continued investment in, and use of, technology;
•leveraging MNIC by developing and implementing a plan to expand upon MNIC’s pricing and product offerings in 2020 to increase market share in the risk-adjusted portion of the Florida homeowners market;
•enhancing our property analytical metrics, such as an increased geographical dispersion of risks, while managing our underwriting appetite, whether new or renewal, to ensure a balanced book of business;
•continued growth in our existing non-Florida markets plus expansion of our homeowners products into other southeastern states, with our recent entrance into Mississippi;
•maintaining our commitment to provide high quality customer service to our agents and insureds;
•continued strengthening of our marketing efforts by retaining key personnel and implementing direct marketing technologies;
•offering attractive incentives to our agents to place a high volume of quality business with our companies;
•continuing with our comprehensive catastrophe reinsurance programs to reduce our exposure to risks; and
•additional strategies that may include possible mergers, acquisitions and joint ventures or dispositions of assets.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC and MIC also underwrites homeowners insurance in Louisiana and Texas, while FNIC also underwrites homeowners in South Carolina, Alabama and Mississippi. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of December 31, 2019, the total homeowners policies in-force was 374,000, of which 241,000 were in Florida and 133,000 were outside of Florida. As of December 31, 2018, the total homeowners policies in-force was 291,000, of which 247,000 were in Florida and 44,000 were outside of Florida.

Florida
Our homeowners insurance products provide maximum dwelling coverage of approximately $3.9 million, with the aggregate maximum policy limit being approximately $6.3 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually review and update these limits. The approximate average premium on the policies currently in-force is $1,940, as compared with $1,873 for 2018. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

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

The following are our recent approved rate actions that we have taken across our three insurance subsidiaries:

•In 2019, FNIC applied for a reinsurance-related statewide average increase of 2.8% for Florida homeowners multiple-peril insurance policies only, which was approved by the Florida OIR, and became effective for new polices on January 25, 2020 and is expected to become effective for renewal policies on March 15, 2020.

•In 2018, FNIC applied for a statewide average rate increase of 4.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR, and became effective for new and renewal policies on April 20, 2019.
•In 2019, FNIC applied for a statewide average rate increase of 3.6% for Florida dwelling fire insurance policies, which was approved by the Florida OIR, and became effective for new and renewal policies on June 1, 2019. Also in 2019, FNIC applied for a reinsurance-related statewide average rate increase of 5.1% for Florida dwelling fire insurance policies, and became effective for new policies on February 25, 2020 and is expected to become effective for renewal policies on April 1, 2020.
•In 2019, MNIC applied for a statewide average rate increase of 14.9% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR, and became effective for renewal policies on October 1, 2019.

Through MIC, we have assumed Florida policies through the state-run insurer Citizens Property Insurance Corporation ("Citizens").
Non-Florida
Our FNIC non-Florida homeowners insurance products, produced through our partnership with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million.  The approximate average premium on the policies currently in-force is $1,753, as compared with $1,758 for 2018.   The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. The profit share cost is reflected in commissions and underwriting expenses on our consolidated statement of operations.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

The following are our recent approved rate actions that we have taken across FNIC and MIC:

•In 2019, FNIC applied for a statewide average rate increase of 5.0% for Texas homeowners multiple-peril insurance policies, which was approved by the Texas Department of Insurance, and became effective for new and renewal policies on October 1, 2019. Also in 2019, FNIC applied for a statewide average rate increase of 4.0% for Louisiana homeowners multiple-peril insurance policies, which was approved by the Louisiana Department of Insurance ("LDI"), and became effective for new and renewal policies on December 1, 2019.
•In 2019, MIC applied for a statewide average rate increase of 30.5% for Texas homeowners multiple-peril insurance policies, which was approved by the LDI, and became effective for new policies on June 1, 2019 and renewal policies on August 1, 2019.

Other Lines of Business

Flood:  FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida, Louisiana, Texas, and Georgia. FNIC plans to file an admitted flood endorsement as an alternative to the NFIP program. MIC writes flood insurance through a partnership with Bintech who assumes 100% of the risk, in Louisiana only.

MARKETING AND DISTRIBUTION

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by FNU and MMI.  FNU and MMI generally accept all coverage that falls within stated underwriting criteria.  For all policies issued, FNU and MMI also have the right, within a period that varies by state between 60 days and 120 days from a policy’s inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria. We are focusing our marketing efforts on continuing to expand our distribution network while maintaining our commitment to long-term relationships. We market our products and services throughout Florida by establishing relationships with independent agents and general agents, and in other states, through our partnership with SageSure. There can be no assurance, however, that we will be able to obtain the required regulatory approvals to offer additional insurance products or expand into other states.

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

Among our classes of insurance, the automobile and homeowners liability and claims historically tend to have longer time lapses between the occurrence of the event, the reporting of the claim and the final settlement, than do automobile physical damage and homeowners property claims. These liability claims often involve parties filing suit and therefore may result in litigation. By comparison, property damage claims tend to be reported in a relatively shorter period of time and settled in a shorter time frame with less occurrence of litigation.

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

Reinsurance markets include:

•Traditional local and global reinsurance markets including those in the United States (“U.S.”), Bermuda, London and Europe, accessed directly and through reinsurance intermediaries;
•Capital markets through insurance-linked securities and collateralized reinsurance transactions, such as catastrophe bonds, sidecars and similar vehicles; and
•Other insurers that engage in both direct and assumed reinsurance.

The form of reinsurance that we may choose from time to time will generally depend on whether we are seeking:

•Proportional reinsurance, whereby we cede a specified percentage of premium and losses to reinsurers;
•Non-proportional or excess of loss reinsurance, whereby we cede all or a specified portion of losses in excess of a specified amount on a per risk, per occurrence (including catastrophe reinsurance) or aggregate basis; or
•Facultative contracts that reinsure individual policies.

Significant Reinsurance Contracts

FNIC, MIC and MNIC operate primarily by underwriting and accepting risks for their direct accounts on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level.  We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives.  Our reinsurance contracts do not relieve FNIC, MIC, or MNIC from their direct obligations to the insured.

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

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker. As of December 31, 2019 and 2018, we had over 70 reinsurance companies on our program which are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized.

Refer to Note 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our reinsurance programs.

EMPLOYEES

As of December 31, 2019, we had 357 employees. We are not a party to any collective bargaining agreement and we have not experienced work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

In Florida, more than 40 companies compete with us in the homeowners insurance market. Three of our larger competitors are Citizens, Universal Property and Casualty Insurance Company and Heritage Property and Casualty Insurance Company.

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

Adverse loss experience and increasing catastrophe reinsurance costs in recent years could potentially disrupt smaller competitors that lack adequate scale.

REGULATION

Overview

Our current insurance operations are subject to the laws and regulations of Florida, Georgia, Louisiana, Texas, South Carolina, Alabama and Mississippi. We are subject to employment regulations of Florida and potentially to other states in which we may seek to conduct business in the future. The regulations cover all aspects of our business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges and a variety of other financial and non-financial components of our business. Our failure to comply with certain provisions of applicable insurance laws and regulations could have a material adverse effect on our business, results of operations or financial condition. In addition, any changes in such laws and regulations, including the adoption of consumer initiatives regarding rates charged for coverage, could materially and adversely affect our operations or our ability to expand.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR or Louisiana Department of Insurance ("LDI"). The Florida OIR has completed its regularly scheduled statutory examination of FNIC for the five years ended December 31, 2015, of MNIC for the period of March 17, 2015 (inception) through December 31, 2015 and of MNIC for the year ended December 31, 2016. The LDI has completed its regularly scheduled statutory examination of MIC for the three years ended December 31, 2014. There were no material findings by the Florida OIR or LDI in connection with these examinations.

Various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2019, FNIC, MIC and MNIC held investment securities with a fair value of approximately $11.2 million, as deposits with the state of Florida, Texas, Georgia, South Carolina, Alabama and Mississippi.

On July 1, 2019, Florida legislation to address Assignments of Benefits ("AOB") took effect. AOB is the assignment of benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder's right to sue the insurance carrier directly. AOB has substantially increased over the last few years, leading to material adverse losses, particularly from our Florida homeowners insurance policies, due to inflated claims, attorney's fees and costs. Provisions and limitations in the new legislation are expected to reduce inflated claims as well as offset negative claims trends. Since AOB reform was enacted, the Company has seen a decrease in AOB-related lawsuits. Additionally, incremental adverse non-AOB claim trends are currently offsetting any initial favorable impact of the AOB legislation.

Insurance Holding Company Regulation

FNHC, as the parent holding company, is subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled or Louisiana where MIC is domiciled. Among other things, these laws: (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions; and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our common stock will be presumed to have acquired control of FNIC, MIC, or MNIC and is required to file an application with the Florida OIR or LDI to obtain approval of such acquisition.

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

Under Louisiana law, a domestic insurer may not declare or pay any dividend to its stockholders unless its capital is fully paid in cash and is unimpaired and it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to fifteen percent of its capital stock, provided that this restriction does not apply when an insurer's paid-in capital and surplus exceeds the minimum required by Louisiana law by one hundred percent or more. No extraordinary dividend or other extraordinary distribution to its shareholders may be made until 30 days after the Louisiana Commissioner of Insurance has received notice of the declaration thereof and has not within that period disapproved the payment, or has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10.0% percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (b) the net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carryforward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. Notwithstanding the foregoing, an insurer may declare an extraordinary dividend or distribution which is conditional upon regulatory approval. and the declaration shall confer no rights upon shareholders until either the payment is approved or has not been disapproved within the 30 day period referred to above.

No dividends were paid by FNIC or MNIC in 2019, 2018 and 2017, and none are anticipated in 2020. No dividends were paid by MIC since the acquisition date, and none are anticipated in 2020. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR or LDI will allow any dividends to be paid by FNIC, MIC or MNIC to FNHC, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

While the non-insurance company subsidiaries (FNU and any other affiliate) are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount that any affiliate within the holding company structure may charge any of the insurance companies for services (e.g., management fees and commissions).

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

National Association of Insurance Commissioners Risk-Based Capital Requirements

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”), established risk-based capital (“RBC”) requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure four major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) other business risks from investments; and (iv) catastrophe risk. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. The Florida OIR and LDI, which follows these requirements, could require FNIC, MIC or MNIC to cease operations in the event they fail to maintain the required statutory capital.

Based upon the 2019 and 2018 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 323.9% and 329.9% as of December 31, 2019 and 2018, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,128.7% and 774.4% as of December 31, 2019 and 2018, respectively. MIC's ratio of statutory surplus to its ACL was 305.7% as of December 31, 2019.

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

As of December 31, 2019 and 2018, FNIC, MIC, and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning an FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders.” Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions.

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

We write insurance policies that cover homeowners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, fires, explosions and other events. The incidence and severity of these events are inherently unpredictable. Catastrophic losses can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company’s exposure in the area affected by the event and the severity of the event. Our homeowners policyholders are disbursed throughout the southeast United States, although the majority of our policyholders are located in Florida. Further, a substantial portion of our Florida homeowners policyholders, are located in southeastern Florida, and therefore are especially subject to adverse weather conditions such as hurricanes and tropical storms.

The occurrence of claims from catastrophic events can result in substantial volatility in our results of operations or financial condition for any fiscal quarter or years as seen in 2019, 2018 and 2017. An elevation in the values and concentrations of insured property may increase the severity of the occurrence of claims in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Florida, South Carolina and Texas, all states in which we write homeowners policies, experienced several significant hurricanes in 2019, 2018 and 2017, which some weather analysts believe is consistent with a period of greater hurricane activity. Exposure risk management alternatives are carefully evaluated as they may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates. Factors that affect loss and LAE reserves include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as:

•per-claim information;
•company and industry historical loss experience, including the impact of trends such as the AOB by insureds;
•legislative enactments, judicial decisions, legal developments in the awarding of damages, and changes in political attitudes; and
•trends in general economic conditions, including the effects of inflation.

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

We have a reinsurance structure that is a combination of private reinsurance and the FHCF. Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for losses and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC, MIC and MNIC.

The availability and costs associated with the acquisition of reinsurance varies year to year. We are not able to control these fluctuations which may be significant and may limit our ability to purchase adequate coverage. The recovery of increased reinsurance costs through rate increases is not immediate and cannot be presumed, as rate increases are subject to approval of the Florida OIR or LDI. We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

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

We may experience increased financial exposure from climate change.

A body of scientific evidence indicates that climate change is occurring. Climate change, to the extent that it affects weather patterns, is likely to cause an increase in the frequency and/or the severity of catastrophic events or severe weather conditions. Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida, Louisiana and Texas. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations, and reinsurance.

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to flood prone areas. Our amount of maximum reinsurance coverage is determined by subjecting our homeowners exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. If the statistical forecasting models fail to contemplate an emerging claim trend, such as the assignment of insurance benefits in Florida, then there is the risk we may not purchase adequate catastrophic wind coverage.  Our reinsurance coverage contemplates the effects of a catastrophic event that occurs only once every 130 years. Our amount of losses retained (our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

Our operations could be adversely affected by contagious terminally severe health viruses.

We are exposed to the risk of natural or man-made events, such as a pandemic or other health related events that could cause a large number of deaths, injuries or business disruptions. Significant influenza pandemics have occurred three times in the last century, but the likelihood, timing or severity of a future pandemic cannot be predicted. A localized or widespread event that directly affects our workplace or customers could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our ability to effectively conduct business, including our ability to write new business, and our financial condition. Also, such events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Limiting FedNat’s exposure to the spread of infectious diseases, the Company has long supported a work from home culture in response to business continuity concerns by establishing and supporting the expansion of the Company’s network infrastructure to include dedicated home workstations for most employees.

We may face difficulties integrating the Maison Companies, which we acquired in December 2019. Failure to effectively integrate their operations could harm our growth or operating results.

On December 2, 2019, we completed the acquisition of the Maison Companies from PIH. We face the substantial risks associated with acquisitions of existing businesses. These risks include, but are not limited to, the risk that we may not be able to effectively integrate the operations, personnel, services or technologies of the business acquired; the risks associated with determining adequate loss reserves for the business acquired; the potential disruption of our ongoing businesses; the diversion of management attention because of the substantial management time and resources required; the difficulty in developing or maintaining controls and procedures; and the dilution of our existing shareholders resulting from the issuance of shares of our common stock as part of the acquisition consideration.

Completing the integration of the Maison Companies may require us to use cash resources and incur contingent liabilities. We may also be faced with material liabilities not disclosed to us as part of our due diligence process. If we are not able to address these liabilities and otherwise successfully integrate the acquired business, we may not receive the intended benefits of this acquisition. As a result, our ongoing business, financial condition and results of operations could be materially adversely affected.

If we are unable to grow because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our ability to grow in the future will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. We believe that our company is sufficiently capitalized to operate our business as it now exists and as we currently plan to expand it. Our existing sources of funds include issuance of debt securities, possible sales of our investment securities, and our earnings from operations and investments. Catastrophic events in our market areas, such as the hurricanes experienced in Florida, South Carolina and Texas in 2019, 2018 and 2017, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt growth while we redeploy our capital to pay these unanticipated claims.

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

The failure of various risk mitigation strategies utilized could have a material, adverse effect on our financial condition, results of operations or reputation in the marketplace.

We utilize a number of tactics to mitigate risk exposure within our insurance business, which include:

•Avoidance to risks that do not conform to underwriting standards;
•Risk portfolio optimization;
•Transferring portfolio risk to financially sound reinsurance companies;
•Acquiring adequate primary insurance to ensure continued operations; and
•Promoting an enterprise risk management culture.

If we fail to mitigate our risk exposure, the Company could experience increased claims, losses from catastrophic events that are not reinsured and a damage of our reputation that makes agents and reinsurers reluctant to work with us.

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

In addition, volatile and illiquid markets increase the likelihood that investment securities may not behave in historically predictable manners, resulting in fair value estimates that may be overstated compared with actual amounts that could be realized upon disposition or maturity of the security. The effects of market volatility, declining economic conditions, such as a US or global economic slowdown, whether due to coronavirus, or other factors, could adversely impact the fair value or credit quality of securities in our portfolio and may have unforeseen consequences on the liquidity and financial stability of the issuers of securities we hold. Such deteriorations in financial condition can occur rapidly, leaving us unable to react to such a scenario in a prudent manner consistent with our historical practices in dealing with more orderly markets. This, in turn, could adversely and negatively affect our results of operations, liquidity or financial condition.

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

New homeowners insurance operations outside of Florida may not be profitable.

Our insurance subsidiaries currently conduct business in a limited number of states in addition to Florida, with concentrations of business in South Carolina, Louisiana and Texas and to a lesser extent in Alabama and Mississippi. Any single catastrophic occurrence or other condition affecting losses in these states could adversely affect the results of our operating results. We plan to continue the expansion of admitted homeowners property and casualty programs into other states as opportunities arise. Expanding our operations to additional states present risks similar to those we currently face with our existing operations, including risks associated with the inability to market an adequately priced policy, inadequate commission structures, and overpriced or unavailable catastrophic reinsurance for wind events. Additionally, we would become subject to the insurance regulators in each state and the laws and regulations designed to regulate the insurance products and operations of new and existing insurance companies under their respective authority. As a result, there can be no guarantees that state regulators will allow us to do business in those states or, if we are approved to operate in a state, that our operations will be profitable in that state.

If we determine to expand to additional states or to expand the types of insurance products we offer, we may incur additional costs and may not obtain the necessary regulatory approvals.

Although we exited the automobile and commercial general liability lines of insurance, we may determine to expand our product offerings in the future by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. Before we can write insurance in a new state, or sell a new insurance product in a state, we must obtain a license or other approvals from the applicable state insurance regulators. These state insurance regulators may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state or offering that new product. There can be no assurance that we would be successful bringing new insurance products to our markets in a manner that is profitable.

Our success depends on our ability to accurately price the risks we underwrite.

The results of operations and the financial condition of our insurance company depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

•the availability of sufficient reliable data and our ability to properly analyze available data;
•the uncertainties that inherently characterize estimates and assumptions;
•our selection and application of appropriate rating and pricing techniques;
•changes in legal standards, claim settlement practices, medical care expenses and restoration costs;
•regulatory restrictions, including, without limitation regulatory approval of rates sought; and
•legislatively imposed consumer initiatives.

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

We are a party to an insurance agency master agreement with ISA, an affiliate of Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners insurance products to consumers in Florida. Since that time, our homeowners premiums and the percentage of homeowners premiums attributable to Allstate agents has increased rapidly. During the years ended December 31, 2019, 2018 and 2017, 23.2%, 23.8% and 23.8%, respectively, of the homeowners premiums we underwrote were from Allstate’s network of Florida agents, and this concentration may continue to increase. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

We are a party to a managing general underwriting agreement with SageSure to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of our total homeowners premiums, 23.1%, 15.0% and 10.2%, for the years ended December 31, 2019, 2018 and 2017, respectively, were underwritten by SageSure. The profitability of the business we obtain outside of Florida through this agreement will depend substantially on the quality of underwriting performed by SageSure. An interruption in SageSure’s services for us, or issues with the quality of SageSure’s underwriting, could have a material adverse effect on the profitability of the business obtained through this relationship.

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

We conduct significant business functions and computer operations using the systems of third-party business partners and vendors, who provide software, hosting, communication, and other computer services to us. Our networks could be compromised by the errors or actions of our vendors and other business partners with legitimate access to our systems. If one of our vendors or other business partners are the subject of a security breach or cyber-attack, such breach or attack may result in improper or unauthorized access to our systems, and the loss, theft or unauthorized publication of our information or the confidential information of our customers, agents or employees, notwithstanding our substantial efforts to protect our systems and sensitive or confidential information. An unauthorized disclosure or loss of policyholder or employee information or other sensitive or confidential information, including by cyber-attack or other security breach, could cause a loss of data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could have an adverse effect on our business, cash flows, financial condition and results of operations. While we expend significant resources on these defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun.

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

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners markets, many of whom are larger, have greater financial and other resources, have higher financial strength ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. Large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may be forced to reduce our premiums or increase our commissions significantly to compete, which could make us less profitable and have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

If in the future we identify material weaknesses in our internal controls over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources to address.

Our reliance on insurance scoring in pricing and underwriting certain of our insurance policies may be limited by changes in applicable law, regulation or policies of regulatory authorities, which could cause our pricing and underwriting to be less effective.

We rely on insurance scoring, which combines credit scores and claims history of persons applying for insurance policies with us, in pricing and underwriting these policies. We believe that the use of this information, together with other relevant information provided to us in the application process, is important to our ability to effectively price our insurance products and determine the risks we are willing to underwrite. We also believe that we use this information in accordance with applicable law, regulations and policies. From time to time, however, the use of this information has come under review by insurance and other regulators. If the use of this information is limited or prohibited, our pricing and underwriting of our insurance policies may be less effective, with the result that our results of operations may be adversely affected.

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

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

•our operating results, including a shortfall in operating revenue or net income from that expected by securities analysts and investors;
•recognition of large unanticipated accounting charges, such as related to a loss reserve enhancement;
•changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
•Failure to successfully integrate the operations of the Maison Companies into those of the Company;
•Demotech downgrade;
•the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate;
•the issuance of a significant number of shares; and
•the other risk factors described in this Annual Report, the accompanying notes and the documents incorporated by reference herein.

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

Investors currently known to be the beneficial owners of more than 5.0% of our common stock hold approximately 45% of our outstanding shares. This includes PIH, which received 1,773,102 shares in the closing of our acquisition of the Maison Companies. The resale of PIH's shares has been registered, but is subject to certain limitations under our standstill agreement with PIH. Sales of a substantial number of shares of our common stock in the public market or otherwise by our existing shareholders, or the possibility or perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock by us, or the perception that these sales may occur, could adversely impact our stock price. Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our acquisition of the Maison Companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

Our executive office is located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in a 64,727 square foot office facility. Our lease for this office space is scheduled to expire in October 2028.

We also lease office space located at 7861 Woodland Center Boulevard, Tampa, Florida 33614 in a 5,880 square foot office facility, which serves as the principal office space for our subsidiary, Maison. Our lease for this office space is scheduled to expire in January 2025.

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

Regarding the matter involving the Co-Existence Agreement effective as of August 30, 2013 with Federated Mutual Insurance Company ("Mutual") and the related arbitration, the Company and Mutual have exchanged releases and all remaining pending proceedings have been resolved by an agreed order entered by the U.S. District Court for the Northern District of Illinois on November 22, 2019.

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

HOLDERS

As of March 1, 2020, there were 102 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2019. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	38,850	3.80	689,890

Refer to Note 11 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our equity compensation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

FedNat Holding Company

	Period Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Index
FedNat Holding Company	100.00	123.08	78.81	71.24	87.13	74.37
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Insurance P&C	100.00	103.44	122.08	139.58	134.19	157.47

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2014 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 2, 2019, we issued 1,773,102 shares of common stock to PIH as part of the consideration we paid for the Maison Companies. These shares were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Net premiums earned	$363,652	$355,257	$333,481	$261,369	$213,020
Net investment income	15,901	12,460	10,254	9,063	7,226
Net realized and unrealized investment gains (losses)	7,084	(4,144)	8,548	3,045	3,616
Direct written policy fees	10,200	13,366	17,173	16,619	9,740
Other income	18,124	19,154	22,206	17,429	9,869
Total revenues	414,961	396,093	391,662	307,525	243,471

Costs and expenses:
Losses and loss adjustment expenses	273,080	228,416	247,557	197,810	112,710
Commissions and other underwriting expenses	107,189	121,109	114,867	90,378	52,862
General and administrative expenses	23,203	22,183	19,963	17,186	14,698
Interest expense	10,776	4,177	348	348	256
Total costs and expenses	414,248	375,885	382,735	305,722	180,526

Income (loss) before income taxes	713	20,208	8,927	1,803	62,945
Income tax expense (benefit)	(298)	5,498	3,585	542	24,089
Net income (loss)	1,011	14,710	5,342	1,261	38,856
Net income (loss) attributable to non-controlling interest	—	(218)	(2,647)	246	(445)
Net income (loss) attributable to FedNat Holding Company shareholders	$1,011	$14,928	$7,989	$1,015	$39,301

Net income (loss) per share attributable to FedNat Holding Company shareholders
Basic	$0.08	$1.17	$0.61	$0.07	$2.86
Diluted	0.08	1.16	0.60	0.07	2.81
Dividends	0.33	0.24	0.32	0.27	0.18

໿

	December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Balance Sheet Data
Cash and invested assets	$684,002	$515,948	$530,249	$484,275	$437,369
Total assets	1,179,016	925,371	904,873	815,390	701,373
Loss and loss adjustment expense reserves	324,362	296,230	230,515	158,110	97,706
Total liabilities	930,323	710,112	677,414	580,925	455,216
Total shareholders' equity	248,693	215,259	227,459	234,465	246,157
Book value per share, excluding non-controlling interest	17.25	16.84	16.29	16.01	16.52

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth results of operations for the periods presented:
໿

	Year Ended December 31,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$610,608	7.5%	$567,764
Gross premiums earned	582,334	0.4%	580,020
Ceded premiums	(218,682)	(2.7)%	(224,763)
Net premiums earned	363,652	2.4%	355,257
Net investment income	15,901	27.6%	12,460
Net realized and unrealized investment gains (losses)	7,084	(270.9)%	(4,144)
Direct written policy fees	10,200	(23.7)%	13,366
Other income	18,124	(5.4)%	19,154
Total revenues	414,961	4.8%	396,093

Costs and expenses:
Losses and loss adjustment expenses	273,080	19.6%	228,416
Commissions and other underwriting expenses	107,189	(11.5)%	121,109
General and administrative expenses	23,203	4.6%	22,183
Interest expense	10,776	158.0%	4,177
Total costs and expenses	414,248	10.2%	375,885

Income (loss) before income taxes	713	(96.5)%	20,208
Income tax expense (benefit)	(298)	(105.4)%	5,498
Net income (loss)	1,011	(93.1)%	14,710
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(218)
Net income (loss) attributable to FNHC shareholders	$1,011	(93.2)%	$14,928

Ratios to net premiums earned:
Net loss ratio	75.1%		64.3%
Net expense ratio	35.9%		40.3%
Combined ratio	111.0%		104.6%

(1)Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenue
Total revenues	$387,300	$28	$27,633	$414,961	$364,752	$10,128	$21,213	$396,093
Less:
Net realized and unrealized investment gains (losses)	—	—	7,084	7,084	—	—	(4,144)	(4,144)
Adjusted operating revenues	$387,300	$28	$20,549	$407,877	$364,752	$10,128	$25,357	$400,237

Net Income (Loss)
Net income (loss)	$5,665	$(4,040)	$(614)	$1,011	$22,175	$(5,648)	$(1,599)	$14,928
Less:
Net realized and unrealized investment gains (losses)	—	—	5,347	5,347	—	—	(3,094)	(3,094)
Acquisition and other costs	(237)	(5)	(1,025)	(1,267)	(1,488)	(70)	(410)	(1,968)
Acquisition of identifiable intangibles	(10)	—	—	(10)	—	—	—	—
Gain (loss) on early extinguishment of debt	—	—	(2,698)	(2,698)	—	—	—	—
Adjusted operating income (loss)	$5,912	$(4,035)	$(2,238)	$(361)	$23,663	$(5,578)	$1,905	$19,990

Income tax rate assumed for reconciling items above	24.522%	24.522%	24.522%	24.522%	25.345%	25.345%	25.345%	25.345%

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

	Year Ended December 31,
	2019				2018
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$594,341	$(1)	$16,268	$610,608	$539,689	$8,603	$19,472	$567,764
Gross premiums earned	565,566	26	16,742	582,334	539,692	18,402	21,926	580,020
Ceded premiums	(203,383)	(20)	(15,279)	(218,682)	(197,445)	(13,744)	(13,574)	(224,763)
Net premiums earned	362,183	6	1,463	363,652	342,247	4,658	8,352	355,257
Net investment income	—	—	15,901	15,901	—	—	12,460	12,460
Net realized and unrealized investment gains (losses)	—	—	7,084	7,084	—	—	(4,144)	(4,144)
Direct written policy fees	9,915	3	282	10,200	8,484	4,322	560	13,366
Other income	15,202	19	2,903	18,124	14,021	1,148	3,985	19,154
Total revenues	387,300	28	27,633	414,961	364,752	10,128	21,213	396,093

Costs and expenses:
Losses and loss adjustment expenses	257,297	5,128	10,655	273,080	206,062	11,617	10,737	228,416
Commissions and other underwriting expenses	104,071	51	3,067	107,189	111,103	5,751	4,255	121,109
General and administrative expenses	18,818	200	4,185	23,203	18,079	325	3,779	22,183
Interest expense	—	—	10,776	10,776	100	—	4,077	4,177
Total costs and expenses	380,186	5,379	28,683	414,248	335,344	17,693	22,848	375,885

Income (loss) before income taxes	7,114	(5,351)	(1,050)	713	29,408	(7,565)	(1,635)	20,208
Income tax expense (benefit)	1,449	(1,311)	(436)	(298)	7,451	(1,917)	(36)	5,498
Net income (loss)	5,665	(4,040)	(614)	1,011	21,957	(5,648)	(1,599)	14,710
Net income (loss) attributable to non-controlling interest	—	—	—	—	(218)	—	—	(218)
Net income (loss) attributable to FNHC shareholders	$5,665	$(4,040)	$(614)	$1,011	$22,175	$(5,648)	$(1,599)	$14,928

Ratios to net premiums earned:
Net loss ratio	71.0%	NCM	NCM	75.1%	60.2%	249.4%	128.6%	64.3%
Net expense ratio	34.0%			35.9%	37.8%			40.3%
Combined ratio	105.0%			111.0%	98.0%			104.6%

Revenue

Total revenue increased $18.9 million, or 4.8%, to $415.0 million for the year ended December 31, 2019, as compared to $396.1 million for the year ended December 31, 2018. The increase was primarily driven by higher net premiums growth from Homeowners and higher net investment gains offset by lower net premiums earned in Automobile and commercial general liability, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$451,856	$458,652
Homeowners non-Florida	142,485	81,037
Automobile	(1)	8,603
Commercial general liability	(145)	5,384
Federal flood	16,413	14,088
Total gross premiums written	$610,608	$567,764

Gross premiums written increased $42.8 million, or 7.5%, to $610.6 million for the year ended December 31, 2019, as compared to $567.8 million for the year ended December 31, 2018. Gross premiums written increased primarily due to the growth in homeowners non-Florida, including $6.6 million from Maison, partially offset by the decline in the non-core lines we are exiting, Automobile and commercial general liability, as well as a decline in homeowners Florida. Our homeowners non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, and now with Maison's book of business, will allow us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 10.1%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$452,730	$473,121
Homeowners non-Florida	112,836	66,571
Automobile	26	18,402
Commercial general liability	1,669	8,794
Federal flood	15,073	13,132
Total gross premiums earned	$582,334	$580,020

Gross premiums earned increased $2.3 million, or 0.4%, to $582.3 million for the year ended December 31, 2019, as compared to $580.0 million for the year ended December 31, 2018. Gross premiums earned increased primarily due to a 4.8% increase in earned premiums in Homeowners, which includes $7.9 million from Maison, partially offset by our decision to exit the Automobile and commercial general liability lines.

Ceded Premiums Earned

Ceded premiums earned decreased $6.1 million, or 2.7%, to $218.7 million for the year ended December 31, 2019, as compared to $224.8 million for the year ended December 31, 2018. The decrease was primarily driven by lower ceded premiums in Automobile as we have exited that line of business, partially offset by higher excess of loss reinsurance spend in Homeowners.

Net Investment Income

Net investment income increased $3.4 million, or 27.6%, to $15.9 million for the year ended December 31, 2019, as compared to $12.5 million for the year ended December 31, 2018. The increase was due to fixed income portfolio growth and the improvement in the yield as a result of rising interest rates during 2018 and from portfolio repositioning.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $11.2 million, to $7.1 million for the year ended December 31, 2019, as compared to $(4.1) million for the year ended December 31, 2018. We recognized $4.1 million and $(1.2) million in unrealized investment gains (losses) for equity securities during these respective periods. Our current year net realized gains and prior year net realized losses are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Our prior year net realized losses also resulted from our decision to liquidate certain bond positions, including positions related to tax-free municipal securities during the first quarter of 2018.

Direct Written Policy Fees

Direct written policy fees decreased by $3.2 million, or 23.7%, to $10.2 million for the year ended December 31, 2019, as compared to $13.4 million for the year ended December 31, 2018. The decrease in direct written policy fees is correlated to our decision to exit the Automobile line, as discussed earlier.

Other Income

Other income decreased $1.1 million, or 5.4%, to $18.1 million for the year ended December 31, 2019, as compared to $19.2 million for the year ended December 31, 2018. Other income included the following for the periods presented:

໿

	Year Ended December 31,
	2019	% Change	2018
	(Dollars in thousands)
Other income:
Commission income	$2,904	(37.5)%	$4,649
Brokerage	13,577	10.3%	12,305
Financing and other revenue	1,643	(25.3)%	2,200
Total other income	$18,124	(5.4)%	$19,154

The decrease in other income was driven by lower commission income and financing revenue, partially offset by higher brokerage revenue. The year over year decreases in commission income were driven by lower Automobile fee income from the reduction in premiums earned and, to a lesser extent, lower fee income from other areas of the business. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during 2019 as compared to 2018.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses ("LAE") increased $44.7 million, or 19.6%, to $273.1 million for the year ended December 31, 2019, as compared to $228.4 million for the year ended December 31, 2018. Homeowners losses increased $51.2 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, slightly offset by $6.5 million of decreases in Automobile and commercial general liability as we exit these lines, across the same period.

The net loss ratio increased 10.8 percentage points, to 75.1% in 2019, as compared to 64.3% in 2018. The higher ratio was primarily the result of $52.7 million of net losses from 2019 severe weather events in Florida and other states (of which $26.5 million relates to non-Florida losses and is subject to a 50% profit-sharing agreement, as discussed earlier), as compared to $31.5 million from 2018 severe weather events. Additionally, we incurred approximately $10 million of additional losses in 2019 as compared to 2018 as a result of higher gross premiums earned. We, also, strengthened current accident year reserves in 2019, primarily in Florida in response to higher severity trends from AOB and the overall litigation environment in Florida. Lastly, in 2019, we had approximately $12.8 million of adverse prior year reserve development, in our non-core lines, as we exit these lines.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

໿

	Year Ended December 31,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$52,962	$56,693
All others	25,491	19,948
Ceding commissions	(12,128)	(12,743)
Total commissions	66,325	63,898

Automobile	3	4,322
Homeowners non-Florida	3,365	2,147
Total fees	3,368	6,469

Salaries and wages	12,114	14,279
Other underwriting expenses	25,382	36,463
Total commissions and other underwriting expenses	$107,189	$121,109

Commissions and other underwriting expenses decreased $13.9 million, or 11.5%, to $107.2 million for the year ended December 31, 2019, as compared to $121.1 million for the year ended December 31, 2018. The decrease is the result of lower profit share costs recorded within the other underwriting expenses account. As noted above, we have a 50% profit share agreement with our managing general underwriter on FNIC's non-Florida business, whereby we split 50% of the profits. Accordingly, in 2019, non-Florida incurred higher losses from severe weather events (as previously discussed in the Losses and Loss Adjustment Expenses section), resulting in a $13.3 million reduction.

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

The net expense ratio decreased 4.4 percentage points to 35.9% in 2019, as compared to 40.3% in 2018. The decrease in the ratio is attributable to the lower non-Florida profit share expense and other expense reductions. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 4.6%, to $23.2 million for the year ended December 31, 2019, as compared to $22.2 million for the year ended December 31, 2018. The increase was primarily the result of higher professional fees, including deal costs and due diligence costs relating to the acquisition of the Maison Companies, as previously discussed.

Interest Expense

Interest expense increased $6.6 million to $10.8 million for the year ended December 31, 2019, as compared to $4.2 million for the year ended December 31, 2018. The increase in interest expense is the result of $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs, and an increase in the outstanding debt as a result of our first quarter 2019 borrowing. Refer to Note 3 and 8 of the notes to our Consolidated Financial Statements included herein, for information regarding new debt issued and debt retirement that occurred in March 2019.

Income Taxes

Income tax expense (benefit) decreased $5.8 million, or 105.4%, to $(0.3) million for the year ended December 31, 2019, as compared to $5.5 million for the year ended December 31, 2018. The decrease in income tax expense is the result of lower income during 2019, compared to 2018. Additionally, in 2019, we recognized a benefit of $0.4 million relating to an election to carry back capital losses and a benefit of $0.2 million relating to a reduction in the uncertain tax position reserve. Lastly, the State of Florida announced a reduction in its state income tax rate effective from January 1, 2019, as discussed earlier.

Operating Results Overview — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth selected results of operations for the periods presented:

	Year Ended December 31,
	2018	% Change	2017
	(Dollars in thousands)
Revenues:
Gross premiums written	$567,764	(5.9)%	$603,417
Gross premiums earned	580,020	(3.8)%	603,193
Ceded premiums	(224,763)	(16.7)%	(269,712)
Net premiums earned	355,257	6.5%	333,481
Net investment income	12,460	21.5%	10,254
Net realized and unrealized investment gains (losses)	(4,144)	(148.5)%	8,548
Direct written policy fees	13,366	(22.2)%	17,173
Other income	19,154	(13.7)%	22,206
Total revenues	396,093	1.1%	391,662

Costs and expenses:
Losses and loss adjustment expenses	228,416	(7.7)%	247,557
Commissions and other underwriting expenses	121,109	5.4%	114,867
General and administrative expenses	22,183	11.1%	19,963
Interest expense	4,177	1,100.3%	348
Total costs and expenses	375,885	(1.8)%	382,735

Income (loss) before income taxes	20,208	126.4%	8,927
Income tax expense (benefit)	5,498	53.4%	3,585
Net income (loss)	14,710	175.4%	5,342
Net income (loss) attributable to non-controlling interest	(218)	(91.8)%	(2,647)
Net income (loss) attributable to FNHC shareholders	$14,928	86.9%	$7,989

Ratios to net premiums earned:
Net loss ratio	64.3%		74.2%
Net expense ratio	40.3%		40.5%
Combined ratio	104.6%		114.7%

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenue
Total revenues	$364,752	$10,128	$21,213	$396,093	$320,632	$34,765	$36,265	$391,662
Less:
Net realized and unrealized investment gains (losses)	—	—	(4,144)	(4,144)	—	—	8,548	8,548
Adjusted operating revenues	$364,752	$10,128	$25,357	$400,237	$320,632	$34,765	$27,717	$383,114

Net Income (Loss)
Net income (loss)	$22,175	$(5,648)	$(1,599)	$14,928	$3,215	$(7,132)	$11,906	$7,989
Less:
Net realized and unrealized investment gains (losses)	—	—	(3,094)	(3,094)	—	—	5,251	5,251
Acquisition and other costs	(1,488)	(70)	(410)	(1,968)	—	—	—	—
Adjusted operating income (loss)	$23,663	$(5,578)	$1,905	$19,990	$3,215	$(7,132)	$6,655	$2,738

Income tax rate assumed for reconciling items above	25.345%	25.345%	25.345%	25.345%	38.575%	38.575%	38.575%	38.575%

	Year Ended December 31,
	2018				2017
	Homeowners	Automobile	Other	Consolidated	Homeowners	Automobile	Other	Consolidated
	(Dollars in thousands)
Revenues:
Gross premiums written	$539,689	$8,603	$19,472	$567,764	$536,755	$43,505	$23,157	$603,417
Gross premiums earned	539,692	18,402	21,926	580,020	525,524	54,679	22,990	603,193
Ceded premiums	(197,445)	(13,744)	(13,574)	(224,763)	(227,269)	(31,037)	(11,406)	(269,712)
Net premiums earned	342,247	4,658	8,352	355,257	298,255	23,642	11,584	333,481
Net investment income	—	—	12,460	12,460	—	—	10,254	10,254
Net realized and unrealized investment gains (losses)	—	—	(4,144)	(4,144)	—	—	8,548	8,548
Direct written policy fees	8,484	4,322	560	13,366	8,715	7,846	612	17,173
Other income	14,021	1,148	3,985	19,154	13,662	3,277	5,267	22,206
Total revenues	364,752	10,128	21,213	396,093	320,632	34,765	36,265	391,662

Costs and expenses:
Losses and loss adjustment expenses	206,062	11,617	10,737	228,416	206,842	32,752	7,963	247,557
Commissions and other underwriting expenses	111,103	5,751	4,255	121,109	97,111	12,976	4,780	114,867
General and administrative expenses	18,079	325	3,779	22,183	15,403	650	3,910	19,963
Interest expense	100	—	4,077	4,177	348	—	—	348
Total costs and expenses	335,344	17,693	22,848	375,885	319,704	46,378	16,653	382,735

Income (loss) before income taxes	29,408	(7,565)	(1,635)	20,208	928	(11,613)	19,612	8,927
Income tax expense (benefit)	7,451	(1,917)	(36)	5,498	360	(4,481)	7,706	3,585
Net income (loss)	21,957	(5,648)	(1,599)	14,710	568	(7,132)	11,906	5,342
Net income (loss) attributable to non-controlling interest	(218)	—	—	(218)	(2,647)	—	—	(2,647)
Net income (loss) attributable to FNHC shareholders	$22,175	$(5,648)	$(1,599)	$14,928	$3,215	$(7,132)	$11,906	$7,989

Ratios to net premiums earned:
Net loss ratio	60.2%	249.4%	128.6%	64.3%	69.4%	138.5%	68.7%	74.2%
Net expense ratio	37.8%			40.3%	37.7%			40.5%
Combined ratio	98.0%			104.6%	107.1%			114.7%

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

Ceded Premiums Earned

Ceded premiums earned decreased $44.9 million, or 16.7%, to $224.8 million for the year ended December 31, 2018, as compared to $269.7 million for the year ended December 31, 2017. The decrease was primarily driven by lower excess of loss reinsurance spend of $15.1 million and lower ceding from our homeowners Florida quota-share from 10% to 2% during the third quarter of 2018, a $14.7 million impact, as well as lower gross premiums earned in Automobile during the current period as a result of lower premiums earned, as mentioned earlier.

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

As discussed in Note 2 of the notes to our Consolidated Financial Statements, effective January 1, 2018, we began recording all unrealized gains (losses) for equity securities through the income statement instead of through other comprehensive income. This accounting for equity securities creates volatility in our earnings compared to the prior accounting rules.

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

Expenses

Losses and Loss Adjustment Expenses

Losses and LAE decreased $19.2 million, or 7.7%, to $228.4 million for the year ended December 31, 2018, as compared to $247.6 million for the year ended December 31, 2017. The lower loss ratio was the result of the decrease in the size of Automobile ($21.2 million lower losses, including adverse development) driven by exiting the line of business.

The expense was also impacted from severe weather ($31.5 million in the year ended December 31, 2018, impacts of Hurricane Michael, Hurricane Florence and Tropical Storm Gordon, as compared to $30.4 million in the year December 31, 2017, impacts of Hurricane Irma and Hurricane Harvey).

Commissions and Other Underwriting Expenses

The following table sets forth commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2018	2017
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$56,693	$57,151
All others	19,948	20,135
Ceding commissions	(12,743)	(16,299)
Total commissions and other fees	63,898	60,987

Automobile	4,322	7,847
Homeowners non-Florida	2,147	1,223
Total fees	6,469	9,070

Salaries and wages	14,279	14,521
Other underwriting expenses	36,463	30,289
Total commissions and other underwriting expenses	$121,109	$114,867

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses.  As of December 31, 2019, we had $133.4 million in cash and cash equivalents and $550.6 million in investments. As of December 31, 2018, we had $64.4 million in cash and cash equivalents and $451.5 million in investments. Total shareholders’ equity increased $33.4 million, to $248.7 million as of December 31, 2019, as compared to $215.3 million as of December 31, 2018, due primarily to shares issued for the acquisition of the Maison Companies and unrealized gains on our bond portfolio.

Historically, we have met our liquidity requirements primarily through cash generated from operations. On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The net proceeds of the offering were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes due 2022 and the Company's Senior Notes due 2027. Additionally, the remaining cash from the offering was used to purchase the Maison Companies and for other general corporate purposes, including potential repurchases of shares of our common stock and managing the capital needs of our subsidiaries. Refer to Notes 3 and 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding the 2029 Notes as well as the acquisition of the Maison Companies.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's actual debt to capital ratio as of December 31, 2019 was approximately 28%.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of this Annual Report, our insurance operations are subject to the laws and regulations of the states in which we operate. The Florida OIR and their regulatory counterparts in other states utilize the NAIC RBC requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies. As of December 31, 2019, FNIC’s statutory surplus, which includes MNIC, was $141.8 million. As of December 31, 2019, MIC’s, statutory surplus was $50.7 million.

Based upon the 2019, 2018 and 2017 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 323.9% and 329.9% as of December 31, 2019 and 2018, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,128.7% and 774.4% as of December 31, 2019 and 2018, respectively. MIC’s ratio of statutory surplus to its ACL was 305.7% as of December 31, 2019.

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

Operating Activities

Net cash provided by operating activities increased to $35.3 million for the year ended December 31, 2019 from $30.3 million for the year ended December 31, 2018.  This increase reflects higher premiums collected, partially offset by higher expenses paid, including those related to net losses and loss adjustment expenses in the year ended December 31, 2019, as compared to prior year.

Net cash provided by operating activities increased to $30.3 million for the year ended December 31, 2018 from $13.1 million for the year ended December 31, 2017. This increase primarily reflects higher net premiums collected and lower net loss and loss adjustment expenses paid for the year ended December 2018, as compared to prior year.

Investing Activities

Net cash used in investing activities was $9.0 million for the year ended December 31, 2019, as compared to $21.2 million for the year ended December 31, 2018. The change was due to lower purchases of debt securities of $228.1 million for the year ended December 31, 2019, as compared to $337.8 million for the year ended December 31, 2018 and net cash acquired from the acquisition of the Maison Companies of $10.4 million in 2019. This was partially offset by lower proceeds from sales of debt securities of $164.2 million in the current year, as compared to $228.8 million in the prior year and lower maturities and redemptions of debt securities of $43.9 million for the year ended December 31, 2019, as compared to $92.7 million for the year ended December 31, 2018.

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

Financing Activities

Net cash provided by financing activities was $42.6 million for the year ended December 31, 2019, as compared to net cash used of $30.9 million for the year ended December 31, 2018. The change was primarily due to proceeds from issuance of long-term debt of $98.4 million for the year ended December 31, 2019 and the purchase of non-controlling interest of $16.7 million in the prior year. These changes were partially offset by payment of long-term debt of $48.0 million for the year ended December 31, 2019, as compared to payment of $5.0 million in the prior year.

Net cash used by financing activities was $30.9 million for the year ended December 31, 2018, as compared to net cash provided of $30.2 million for the year ended December 31, 2017. The change was due payment of long-term debt of $5 million for the year ended December 31, 2018, as compared to proceeds of $45.0 million in the prior year, and the purchase of our non-controlling interest of $16.7 million for the year ended December 31, 2018. These changes were partially offset by lower repurchases of common stock during 2018 compared to 2017.

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

CONTRACTUAL OBLIGATIONS

The table sets forth a summary of long-term contractual obligations as of December 31, 2019, and includes amounts that represent estimates of gross undiscounted amounts payable over time, as follows:

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Loss and loss adjustment expense reserves (1)	$324,362	$191,373	$97,309	$19,462	$16,218
Long-term debt (2)	100,000	—	—	—	100,000
Operating leases	9,920	1,028	2,164	2,295	4,433
Total long-term contractual obligations	$434,282	$192,401	$99,473	$21,757	$120,651

(1)Loss and loss adjustment expense reserves do not have contractual maturity dates; however, based on historical payment patterns, the amount presented is our estimate of the expected timing of these payments.  The timing of payments is subject to significant uncertainty.  We maintain a portfolio of marketable investments with varying maturities and a substantial amount of cash and cash equivalents intended to provide adequate cash flows for such payments.
(2)Represents the principal amounts of debt only. See Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.

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

We believe our most critical accounting estimates inherent in the preparation of our financial statements are: (i) fair value measurements of our investments; (ii) accounting for investments; (iii) premium and unearned premium calculation; (iv) reinsurance contracts; (v) the amount and recoverability of deferred acquisition costs and value of business acquired; (vi) goodwill and other intangible assets; (vii) reserve for loss and losses adjustment expenses; and (viii) income taxes.  The accounting estimates require the use of assumptions about certain matters that are highly uncertain at the time of estimation.  To the extent actual experience differs from the assumptions used, our financial condition, results of operations, and cash flows would be affected.

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

Held-to-maturity debt securities are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity.  All other debt securities are classified as available-for-sale and recorded at fair value.  Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale and periods prior to January 1, 2018 for equity securities, are excluded from income and reflected in other comprehensive income (loss), and the cumulative effect is reported as a separate component of shareholders’ equity until realized.  If a decline in fair value is deemed to be other-than-temporary, the investment is written down to its fair value and the amount of the write-down is recorded as an OTTI loss on the statement of operations.  Any portion of such decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income rather than against income. As a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) beginning on January 1, 2018 equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income.

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

Deferred Acquisition Costs and Value of Business Acquired

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

Value of business acquired (‘VOBA”) is an asset that reflects the estimated fair value of in-force contracts in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is amortized over the period in which the related premiums written are earned, generally twelve months or less for property insurance business. VOBA amortization is reported within commissions and other underwriting expenses on our consolidated statements of operations. VOBA is reviewed to ensure that the unamortized portion does not exceed the expected recoverable amount as of October 1, each year, and more frequently if circumstances indicate impairment may have occurred.

Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding VOBA from the acquisition during the fourth quarter of 2019.

Goodwill and Other Intangible Assets

Goodwill and identifiable intangible assets with indefinite lives are not amortized but are reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value below its associated carrying value. Identifiable intangibles that do not have indefinite lives are amortized on a straight-line basis over their estimated useful lives.

When we perform a quantitative goodwill impairment test, the fair value of the reporting unit is determined and compared to its carrying value. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our consolidated statements of operations. The fair value of our reporting unit is comprised of the value of in-force (i.e., existing) business and the value of new business. To determine the value of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flow for our reporting unit.

For identifiable intangible assets, if there is an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary.

We apply significant judgment when determining the estimated fair values discussed above. Factors that can influence these values include any items that can directly or indirectly affect future production levels, profitability and cash flows. Examples of unfavorable changes to assumptions or factors that could result in future impairment include, but are not limited to, the following:

•Lower expectations for future production levels or future profitability;
•Higher discount rates;
•Customer acceptance, capital market, legislative, regulatory or tax changes that affect the cost of, or demand for, our products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to RBC requirements; and
•Valuations of significant mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support less favorable conclusions regarding the estimated fair value of our reporting unit.

Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments.

Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for our goodwill and identifiable intangible assets acquired during the fourth quarter of 2019.

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

We believe that the reserves for unpaid losses and LAE established by our insurance companies are adequate as of December 31, 2019; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Our loss reserve review processes use actuarial methods that vary by operating subsidiary and line of business and produce point estimates for each class of business. The actuarial methods used include the following methods:

•Reported Loss Development Method: A reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;
•Paid Development Method: A paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;
•Expected Loss Ratio Method: Expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and
•Bornhuetter-Ferguson Method: The results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.

The primary actuarial assumptions used by insurance companies include the following:

•Expected loss ratios represent management’s expectation of losses, in relation to earned premium, at the time business is written, before any actual claims experience has emerged. This expectation is a significant determinant of the estimate of loss reserves for recently written business where there is little paid or incurred loss data to consider. Expected loss ratios are generally derived from historical loss ratios adjusted for the impact of rate changes, loss cost trends and known changes in the type of risks underwritten. For certain longer-tailed reinsurance business that are typically lower frequency, high severity classes, expected loss ratios are often used for the last several accident years or underwriting years, as appropriate.
•Rate of loss cost inflation (or deflation) represents management’s expectation of the inflation associated with the costs we may incur in the future to settle claims. Expected loss cost inflation is particularly important for longer-tailed classes.
•Reported and paid loss emergence patterns represent management’s expectation of how losses will be reported and ultimately paid in the future based on the historical emergence patterns of reported and paid losses and are derived from past experience of our subsidiaries, modified for current trends. These emergence patterns are used to project current reported or paid loss amounts to their ultimate settlement value.

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

Refer to Note 1 and Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our losses and LAE.

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

Off-Balance Sheet Transactions

For the years ended December 31, 2019 and 2018, we did not have any off balance sheet transactions.

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
Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2019, approximately 96% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-to-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Principal cash flows and the related weighted average interest rate by expected maturity date, based upon par values, for the financial instruments sensitive to changes in interest rates, includes the following:
໿

								Carrying
	2020	2021	2022	2023	2024	Thereafter	Total	Amount
	(Dollars in thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$7,216	$10,772	$15,074	$2,760	$22,786	$29,207	$87,815	$89,308
Obligations of states and political subdivisions	1,950	2,325	6,034	1,164	2,965	8,740	23,178	24,020
Corporate	21,002	32,714	46,323	24,585	26,518	80,233	231,375	240,176
International	5,117	5,422	9,487	1,365	3,007	4,581	28,979	29,806
Collateralized mortgage obligations	1,757	4,519	10,007	42,717	14,903	66,944	140,847	147,292
Total investments	$37,042	$55,752	$86,925	$72,591	$70,179	$189,705	$512,194	$530,602

Weighted average interest rate by expected maturity:
United States government obligations and authorities	2.08%	2.30%	1.68%	2.26%	2.50%	2.00%	2.12%
Obligations of states and political subdivisions	2.31%	2.85%	3.09%	2.98%	2.41%	3.29%	2.98%
Corporate securities	3.27%	3.13%	3.12%	3.64%	3.70%	3.69%	3.45%
International securities	2.79%	2.70%	3.14%	3.68%	3.83%	4.08%	3.24%
Collateralized mortgage obligations	3.09%	3.53%	3.04%	4.06%	3.73%	3.54%	3.68%
Total investments	2.91%	2.95%	2.86%	3.82%	3.27%	3.37%	3.25%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedNat Holding Company and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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

Charlotte, North Carolina
March 6, 2020

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
໿

	December 31,
	2019	2018
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $512,645 and $433,664, respectively)	$526,265	$428,641
Debt securities, held-to-maturity, at amortized cost	4,337	5,126
Equity securities, at fair value	20,039	17,758
Total investments	550,641	451,525
Cash and cash equivalents	133,361	64,423
Prepaid reinsurance premiums	145,659	108,577
Premiums receivable, net of allowance of $159 and $77, respectively	41,422	29,791
Reinsurance recoverable, net	209,615	211,424
Deferred acquisition costs and value of business acquired, net	56,136	39,436
Income taxes, net	2,552	5,220
Goodwill	10,997	—
Other assets	28,633	14,975
Total assets	$1,179,016	$925,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$324,362	$296,230
Unearned premiums	360,870	281,992
Reinsurance payable	102,467	63,599
Long-term debt, net of deferred financing costs of $1,478 and $596, respectively	98,522	44,404
Deferred revenue	6,856	4,585
Other liabilities	37,246	19,302
Total liabilities	930,323	710,112

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 14,414,821 and 12,784,444 shares issued and outstanding, respectively	144	128
Additional paid-in capital	167,677	141,128
Accumulated other comprehensive income (loss)	10,281	(3,750)
Retained earnings	70,591	77,753
Total shareholders’ equity	248,693	215,259
Total liabilities and shareholders' equity	$1,179,016	$925,371

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net premiums earned	$363,652	$355,257	$333,481
Net investment income	15,901	12,460	10,254
Net realized and unrealized investment gains (losses)	7,084	(4,144)	8,548
Direct written policy fees	10,200	13,366	17,173
Other income	18,124	19,154	22,206
Total revenues	414,961	396,093	391,662

Costs and expenses:
Losses and loss adjustment expenses	273,080	228,416	247,557
Commissions and other underwriting expenses	107,189	121,109	114,867
General and administrative expenses	23,203	22,183	19,963
Interest expense	10,776	4,177	348
Total costs and expenses	414,248	375,885	382,735

Income (loss) before income taxes	713	20,208	8,927
Income tax expense (benefit)	(298)	5,498	3,585
Net income (loss)	1,011	14,710	5,342
Net income (loss) attributable to non-controlling interest	—	(218)	(2,647)
Net income (loss) attributable to FedNat Holding Company shareholders	$1,011	$14,928	$7,989

Net Income (Loss) Per Common Share
Basic	$0.08	$1.17	$0.61
Diluted	$0.08	$1.16	$0.60

Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,977	12,775	13,170
Diluted	13,023	12,867	13,250

Dividends Declared Per Common Share	$0.33	$0.24	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

໿

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$1,011	$14,710	$5,342

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	14,031	(5,444)	(429)
Comprehensive income (loss)	15,042	9,266	4,913

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	(447)	(2,905)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$15,042	$9,713	$7,818

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)
໿

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other		FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Shareholders	Interest	Equity
Balance as of January 1, 2017	$—	13,473,120	$134	$136,779	$1,941	$76,884	$215,738	18,727	$234,465
Net income (loss)	—	—	—	—	—	7,989	7,989	(2,647)	5,342
Other comprehensive income (loss)	—	—	—	—	(171)	—	(171)	(258)	(429)
Dividends declared	—	—	—	—	—	(4,251)	(4,251)	—	(4,251)
Shares issued under share-based compensation plans	—	169,647	—	103	—	—	103	—	103
Repurchases of common stock	—	(654,520)	(4)	—	—	(10,613)	(10,617)	—	(10,617)
Share-based compensation	—	—	—	2,846	—	—	2,846	—	2,846
Balance as of December 31, 2017	—	12,988,247	130	139,728	1,770	70,009	211,637	15,822	227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	14,928	14,928	(218)	14,710
Other comprehensive income (loss)	—	—	—	—	(4,221)	—	(4,221)	(229)	(4,450)
Dividends declared	—	—	—	—	—	(3,120)	(3,120)	—	(3,120)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	122,905	1	38	—	—	39	—	39
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	2,367	—	—	2,367	—	2,367
Balance as of December 31, 2018	—	12,784,444	128	141,128	(3,750)	77,753	215,259	—	215,259
Net income (loss)	—	—	—	—	—	1,011	1,011	—	1,011
Other comprehensive income (loss)	—	—	—	—	14,031	—	14,031	—	14,031
Dividends declared	—	—	—	—	—	(4,309)	(4,309)	—	(4,309)
Shares issued for acquisition	—	1,773,102	18	24,373	—	—	24,391	—	24,391
Shares issued under share-based compensation plans	—	94,922	1	—	—	—	1	—	1
Repurchases of common stock	—	(237,647)	(3)	—	—	(3,864)	(3,867)	—	(3,867)
Share-based compensation	—	—	—	2,176	—	—	2,176	—	2,176
Balance as of December 31, 2019	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693	$—	$248,693
The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income (loss)	$1,011	$14,710	$5,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(7,084)	4,144	(8,548)
Loss (gain) on early extinguishment of debt	3,575	—	—
Amortization of investment premium or discount, net	916	1,546	3,909
Depreciation and amortization	1,477	1,385	1,166
Share-based compensation	2,176	2,367	2,846
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(11,803)	26,915	21,440
Premiums receivable, net	(8,654)	16,602	8,461
Reinsurance recoverable, net	9,412	(86,823)	(76,738)
Deferred acquisition costs and value of business acquired, net	(7,979)	1,457	999
Income taxes, net	(3,723)	6,109	4,403
Deferred revenue	756	(1,637)	(612)
Loss and loss adjustment expense reserves	11,472	65,715	72,405
Unearned premiums	28,365	(12,431)	401
Reinsurance payable	14,797	(8,345)	(7,210)
Other	602	(1,444)	(15,158)
Net cash provided by (used in) operating activities	35,316	30,270	13,106
Cash flow from investing activities:
Proceeds from sales of debt securities	164,196	228,777	249,584
Proceeds from sales of equity securities	9,203	10,639	57,125
Maturities and redemptions of debt securities	43,925	92,744	38,038
Purchases of debt securities	(228,132)	(337,776)	(339,667)
Purchases of equity securities	(6,565)	(13,542)	(35,811)
Payment for acquisition, net of cash acquired	10,402	—	—
Purchases of property and equipment	(2,040)	(2,026)	(976)
Net cash provided by (used in) investing activities	(9,011)	(21,184)	(31,707)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	98,390	—	45,000
Payment of long-term debt and prepayment penalties	(48,000)	(5,000)	—
Purchase of non-controlling interest	—	(16,685)	—
Purchases of FedNat Holding Company common stock	(3,449)	(5,061)	(10,616)
Issuance of common stock for share-based awards	1	39	103
Dividends paid	(4,309)	(4,184)	(4,251)
Net cash provided by (used in) financing activities	42,633	(30,891)	30,236
Net increase (decrease) in cash and cash equivalents	68,938	(21,805)	11,635
Cash and cash equivalents at beginning-of-period	64,423	86,228	74,593
Cash and cash equivalents at end-of-period	$133,361	$64,423	$86,228

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

໿

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$4,860	$4,266	$308
Cash paid (received) during the period for income taxes	$3,504	$(1,104)	$(354)

Significant non-cash investing and financing transactions:
Right-of-use asset	$(8,096)	$—	$—
Lease liability	$8,096	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Organization

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or “our”) is a regional insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.   We, through our wholly-owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly-owned insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance by the state’s insurance departments in Florida, Louisiana, Texas, Georgia, South Carolina, Alabama and Mississippi.

Maison Insurance Company ("MIC"), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail-only exposures by the state's insurance departments in Louisiana, Texas and Florida.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance in Florida.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer the Company’s homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 23.2%, 23.8% and 23.8%, were from Allstate’s network of Florida agents, for the years ended December 31, 2019, 2018 and 2017, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 23.1%, 15.0% and 10.2% respectively, of the Company’s premiums were underwritten by SageSure, for the years ended December 31, 2019, 2018, and 2017 respectively. As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. The profit share cost is reflected in commissions and underwriting expenses on our consolidated statement of operations.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

We completed our acquisition of MNIC in February 2018 by acquiring the membership interests in MNIC’s indirect parent, Monarch Delaware Holdings LLC (“Monarch Delaware”), held by our joint venture partners. As such, the Company consolidated Monarch Delaware in its consolidated financial statements. In accordance with the accounting standard on consolidation, a primary beneficiary that acquires additional ownership of the previously controlled and consolidated subsidiaries is accounted for as an equity transaction and re-measurement of assets and liabilities of previously controlled and consolidated subsidiaries is not permitted. As a result, we accounted for this transaction by eliminating the carrying value of the non-controlling interest to reflect our 100% ownership interest in MNIC as of February 21, 2018. The difference between the consideration paid and the amount by which the non-controlling interest was eliminated has been recognized in additional paid-in capital. Following the closing, Monarch Delaware and Monarch Holdings were merged into MNIC.

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

Business Combinations

We use the acquisition method of accounting for all business combination transactions, and accordingly, recognize the fair values of assets acquired, liabilities assumed and any non-controlling interests in our consolidated financial statements. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

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

Refer to Note 4 below for additional information regarding fair value.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

Refer to Note 5 below for additional information regarding investments.

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

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources.  Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants.  Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets.  To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter.  In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors.  Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.  To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables.  As of December 31, 2019 and 2018, the Company did not have any allowances for uncollectible reinsurance recoverables.

Ceded premiums written are recorded in accordance with applicable terms of the various reinsurance contracts and ceded premiums earned are charged against revenue over the period of the various reinsurance contracts.  This also generally applies to reinstatement premiums paid to a reinsurer, which arise when contractually-specified ceded loss triggers have been breached.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Ceded commissions reduce commissions and other underwriting expenses and ceded losses incurred reduce net losses and LAE incurred over the applicable periods of the various reinsurance contracts with third party reinsurers.  If premiums or commissions are subject to adjustment (for example, retrospectively-rated or experience-rated), the Company records adjustments to the premiums or ceding commission in the period that changes in the estimated losses are determined.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract.

Deferred Acquisition Costs and Value of Business Acquired

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

Value of business acquired ("VOBA") is an asset that reflects the estimated fair value of in-force contracts in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is amortized over the period in which the related premiums written are earned, generally twelve months or less for property insurance business. VOBA amortization is reported within commissions and other underwriting expenses on our consolidated statements of operations. VOBA is reviewed to ensure that the unamortized portion does not exceed the expected recoverable amount as of October 1 and more frequently if circumstances indicate impairment may have occurred.

Refer to Note 3 below for information regarding VOBA from the acquisition during the fourth quarter of 2019.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interest in the acquiree, over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our consolidated statements of operations.

Refer to Note 3 below for information regarding goodwill acquired during the fourth quarter of 2019.

Other Assets

Other assets consist primarily of identifiable intangible assets, property and equipment owned, right-of-use assets for our long-term leases, receivables resulting from sales of securities that had not yet settled as of the balance sheet date and prepaid expenses.

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using a straight-line method over the estimated useful lives, ranging from 3 to 15 years.  Repairs and maintenance are charged to expense as incurred.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

We recognize the estimated fair value of identifiable intangibles such as trade names and non-compete agreements acquired through a business combination at the acquisition date. Identifiable intangible assets are amortized on a straight-line basis over their identified useful life, if applicable. The carrying values of identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: the economic or competitive environments in which the company operates; profitability analysis; cash flow analysis; and the fair value of the relevant business operation. If there is an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our consolidated statements of operations.

Refer to Note 3 below for information regarding identifiable intangible assets acquired during the fourth quarter of 2019.

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

Losses and Loss Adjustment Expenses

The reserves for losses and LAE represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through the balance sheet date. Such liabilities are determined based upon the Company’s assessment of claims pending and the development of prior years’ loss liability, including liabilities based upon individual case estimates for reported losses and LAE and estimates of such amounts that are incurred but not yet reported ("IBNR”). Changes in the estimated liability are charged or credited to operations as the losses and LAE are settled.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

The Company’s management makes assumptions, estimates and judgments, which are subject to change, in accounting for income taxes. The Company’s management also considers events and transactions on an on-going basis and the laws enacted as of the Company’s reporting date. The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017, and the effect of changes in federal tax law and applicable statutory rates is recorded in the consolidated financial statements in the period of enactment. As such, the Tax Act affected the Company’s deferred income tax provision in the consolidated statement of operations for the year ended December 31, 2017 and the deferred income tax assets and liabilities balances in the consolidated balance sheet as of December 31, 2017. Both the current and deferred income tax provisions are affected for 2019 and 2018. Refer to Note 9 below for further information regarding income taxes.

Share-Based Compensation

We expense the fair value of stock awards included in our stock incentive compensation plans. The Company grants awards and amortizes them on a straight-line over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance based awards. For all restricted stock awards (“RSAs”), excluding grants based on relative total shareholder return ("TSR"), the fair value is determined based on the closing market price on the date of grant.  For grants based on TSR, grant date fair value is determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. Non-employee directors are treated as employees for accounting purposes. The non-cash share-based compensation expense is reflected in commissions and other underwriting and general and administrative expense on our Consolidated Statements of Operations and is recognized as an increase to additional paid-in capital on our Consolidated Balance Sheets.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment ("OTTI") model. The update also requires enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company will adopt the guidance effective January 1, 2020, by reflecting a cumulative effect adjustment, which decreased retained earnings, held-to-maturity debt securities and reinsurance recoverable by immaterial amounts. This new guidance increases our earnings volatility compared to the prior accounting rules.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Company completed the analysis and has concluded that the implementation did not have any impact on the Company’s consolidated financial condition or results of operations.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

3. ACQUISITIONS

On December 2, 2019, the Company completed its acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company purchased from PIH all of the outstanding equity of MIC, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The Maison Companies provide multi-peril and wind/hail only coverage to personal residential dwellings and manufactured/mobile homes in Louisiana, Texas and Florida. The acquisition enables us to increase geographic diversification of our book of business outside Florida and generate additional business with operating synergies and general and administrative expense savings.

The purchase price was $51.0 million, which includes $25.5 million in cash and shares of the Company’s common stock equal to $25.5 million, which amounted to 1,773,102 shares of the Company's common stock. The number of shares was determined by the closing price of 20 trading days immediately preceding the closing date, December 2, 2019. The resale of these shares was registered and are subject to a standstill agreement. We recognized the fair value of the shares as of the acquisition date, net of issuance costs, by increasing shareholders' equity by $24.4 million

In addition to the purchase price, PIH received five-year right of first refusal to provide reinsurance of up to 7.5% of any layer in FedNat’s catastrophe reinsurance program. PIH also agreed to a non-compete for five years following the closing with respect to residential property insurance in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

Since the effective acquisition date the revenues and net income of the business acquired have been $4.4 million and $1.4 million, respectively. We recognized $1.3 million of acquisition-related costs, pre-tax, for the twelve months ended December 31, 2019. These costs are included in the general and administrative expenses line item of the consolidated statement of operations. We also capitalized $0.5 million in application development costs to property and equipment included in the other asset line item on the consolidated balance sheet.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

The acquisition date fair values of certain assets and liabilities, including VOBA and intangible assets, are provisional and subject to revision within one year of the acquisition date. As such, our estimates of fair values are pending finalization, which may result in adjustments to goodwill. The following presents (in thousands) the preliminary acquisition date fair values of the net assets acquired related to the Maison Companies as of December 2, 2019:

December 2,
2019
Assets:	(In thousands)
Debt securities, available-for-sale	$56,929
Cash and cash equivalents	35,968
Prepaid reinsurance premium	25,279
Premiums receivable	2,977
Reinsurance recoverable	7,603
Deferred acquisition costs and value of business acquired, net	8,721
Other assets	3,507
Total assets acquired	140,984

Liabilities:
Loss and adjustment expense reserves	16,660
Unearned premiums	50,513
Reinsurance payable	24,071
Income taxes, net	1,778
Deferred revenue	1,515
Other liabilities	7,487
Total liabilities assumed	102,024

Net specifically identifiable assets acquired	38,960
Goodwill	10,997
Net assets acquired	$49,957

As of December 31, 2019, we anticipate that all the gross contractual amounts of acquired receivables will be fully collected.

The goodwill recorded as part of the acquisition includes the expected synergies and other benefits that management believes will result from the acquisition including reinsurance savings and reduction in operating and general and administrative expenses.

Value of Business Acquired

The entire $8.7 million acquired VOBA balance will be amortized by December 31, 2020.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Identifiable Intangible Assets

The following presents the fair value of identifiable intangible assets acquired as of the acquisition date:

		Weighted-
		Average
	Fair	Amortization
	Value	Period
	(In thousands)	(In years)
Trade name (1)	$1,800	—
Non-compete agreements	300	2
Insurance licenses (1)	182	—
Total	$2,282

(1) These intangibles have an indefinite useful life.

These identifiable intangible assets were estimated using a discounted cash flow method. Significant inputs to the valuation models include estimates of expected premiums, persistency rates, investment returns, claim costs, expenses and discount rates.

The identifiable intangible assets included in other assets on the consolidated balance sheet were:

	As of December 31, 2019
	Gross
	Carrying	Accumulated
	Amount	Amortization
	(In thousands)
Trade name	$1,800	$—
Non-competes	300	13
Insurance licenses	182	—
Total	$2,282	$13

Pro Forma Financial Information

The following unaudited pro forma condensed consolidated statements of operations of the Company assume that the acquisition of the Maison Companies was completed on January 1, 2018:

	For the Years Ended
	2019	2018
	(In thousands)
Revenue	$60,904	$58,376
Net income (loss)	(8,678)	2,504

Pro forma adjustments include the revenue and net income (loss) of the Maison Companies for each period as well as estimates for amortization of identifiable intangible assets acquired and fair value adjustments associated with investments, VOBA (different than deferred acquisition costs) and reinsurance recoverable. Other pro forma adjustments include the incremental increase to interest expense attributable to financing the acquisition and the impact of reflecting acquisition and integration costs in 2018, instead of 2019.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

4. FAIR VALUE

Fair Value Disclosures of Financial Instruments

The Company accounts for financial instruments at fair value or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs.  Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information.  All assets and liabilities that are recorded at fair value are classified and disclosed in one of the following three categories:

•Level 1 — Quoted market prices (unadjusted) for identical assets or liabilities in active markets is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis, or observable inputs.
•Level 2 — Quoted market prices for similar assets or liabilities and valuations, using models or other valuation techniques using observable market data.  Significant other observable that can be corroborated by observable market data; and
•Level 3 — Instruments that use non-binding broker quotes or model driven valuations that do not have observable market data or those that are estimated based on an ownership interest to which a proportionate share of net assets is attributed.

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$83,764	$110,429	$—	$194,193
Obligations of states and political subdivisions	—	24,020	—	24,020
Corporate securities	—	278,302	—	278,302
International securities	—	29,750	—	29,750
Debt securities, at fair value	83,764	442,501	—	526,265

Equity securities, at fair value	17,361	2,678	—	20,039

Total investments, at fair value	$101,125	$445,179	$—	$546,304

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2019	$3,453	$878	$—	$4,331
December 31, 2018	3,809	1,155	—	4,964

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

A summary of the significant valuation techniques and market inputs for each financial instrument carried at fair value includes the following:

•United States Government Obligations and Authorities: In determining the fair value for United States government securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for United States government securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
•Obligations of States and Political Subdivisions: In determining the fair value for state and municipal securities, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.
•Corporate and International Securities: In determining the fair value for corporate securities the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads (for investment grade securities), observations of equity and credit default swap curves (for high-yield corporates), reference data and industry and economic events.
•Equity Securities: In determining the fair value for equity securities in Level 1, the Company uses quoted prices (unadjusted) in active markets for identical or similar assets. In determining the fair value for equity securities in Level 2, the Company uses the market approach utilizing primary valuation inputs including reported trades, dealer quotes for identical or similar assets in markets that are not active, benchmark yields, credit spreads, reference data and industry and economic events.

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of December 31, 2019 and 2018.  Additionally, we did not have any assets or liabilities

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

measured at fair value on a nonrecurring basis as of December 31, 2019 or 2018, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company's valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of December 31, 2019 and 2018. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2019, 2018 and 2017.

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$191,546	$3,073	$426	$194,193
Obligations of states and political subdivisions	23,748	294	22	24,020
Corporate	268,182	10,252	132	278,302
International	29,169	593	12	29,750
	512,645	14,212	592	526,265

Debt securities - held-to-maturity:
United States government obligations and authorities	3,585	12	39	3,558
Corporate	697	20	—	717
International	55	1	—	56
	4,337	33	39	4,331
Total investments, excluding equity securities	$516,982	$14,245	$631	$530,596

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$127,928	$1,091	$1,151	$127,868
Obligations of states and political subdivisions	9,870	27	130	9,767
Corporate	273,192	510	4,971	268,731
International	22,674	12	411	22,275
	433,664	1,640	6,663	428,641

Debt securities - held-to-maturity:
United States government obligations and authorities	$4,085	$1	$158	$3,928
Corporate	986	2	6	982
International	55	—	1	54
	5,126	3	165	4,964
Total investments, excluding equity securities	$438,790	$1,643	$6,828	$433,605

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$2,829	$423	$1,814
Equity securities	5,928	2,374	9,944
Total gross realized and unrealized gains	8,757	2,797	11,758

Gross realized and unrealized losses:
Debt securities	(664)	(3,990)	(1,671)
Equity securities	(1,009)	(2,951)	(1,539)
Total gross realized and unrealized losses	(1,673)	(6,941)	(3,210)
Net realized and unrealized gains (losses) on investments	$7,084	$(4,144)	$8,548

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Year Ended December 31,
	2019	2018
	(In thousands)
Net realized and unrealized gains (losses)	$4,919	$(577)
Less:
Net realized and unrealized gains (losses) on securities sold	672	732
Net unrealized gains (losses) still held as of the end-of-period	$4,247	$(1,309)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	December 31, 2019
	Amortized
	Cost	Fair Value
	(In thousands)
Securities with Maturity Dates
Debt securities, available-for-sale:
One year or less	$22,642	$22,703
Over one through five years	210,100	214,405
Over five through ten years	135,374	141,094
Over ten years	144,529	148,063
	512,645	526,265
Debt securities, held-to-maturity:
One year or less	330	331
Over one through five years	3,833	3,824
Over five through ten years	69	71
Over ten years	105	105
	4,337	4,331
Total	$516,982	$530,596

Net Investment Income

Net investment income consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest income	$15,605	$12,253	$9,776
Dividends income	296	207	478
Net investment income	$15,901	$12,460	$10,254

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$49,833	$409	$2,218	$17	$52,051	$426
Obligations of states and political subdivisions	6,810	22	—	—	6,810	22
Corporate	15,872	94	7,694	38	23,566	132
International	3,856	10	179	2	4,035	12
	76,371	535	10,091	57	86,462	592

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,287	39	2,287	39
Corporate	—	—	—	—	—	—
International	—	—	—	—	—	—
	—	—	2,287	39	2,287	39
Total investments, excluding equity securities	$76,371	$535	$12,378	$96	$88,749	$631

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2018
Debt securities - available-for-sale:
United States government obligations and authorities	$22,673	$246	$29,727	$905	$52,400	$1,151
Obligations of states and political subdivisions	3,254	18	4,786	112	8,040	130
Corporate	160,361	3,058	53,232	1,913	213,593	4,971
International	15,608	217	4,678	194	20,286	411
	201,896	3,539	92,423	3,124	294,319	6,663

Debt securities, held-to-maturity:
United States government obligations and authorities	229	1	3,113	157	3,342	158
Corporate	591	6	90	—	681	6
International	54	1	—	—	54	1
	874	8	3,203	157	4,077	165
Total investments, excluding equity securities	$202,770	$3,547	$95,626	$3,281	$298,396	$6,828

As of December 31, 2019, the Company held a total of 203 debt securities that were in an unrealized loss position, of which 24 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2018, the Company held a total of 1,222 debt securities that were in an unrealized loss position, of which 371 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

The Company holds some of its debt securities as available-for-sale and as such, these securities are recorded at fair value. The Company continually monitors the difference between cost and the estimated fair value of its investments, which involves uncertainty as to whether declines in value are temporary in nature. If the decline of a particular investment is deemed temporary, the Company records the decline as an unrealized loss in shareholders’ equity. If the decline is deemed to be other than temporary, the Company will write the security’s cost-basis or amortized cost-basis down to the fair value of the investment and recognizes an OTTI loss in the Company’s consolidated statement of operations. Additionally, any portion of such decline related to debt securities that is believed to arise from factors other than credit will be recorded as a component of other comprehensive income rather than charged against income. The Company did not have any OTTI losses on its available-for-sale securities for the years ended December 31, 2019, 2018 and 2017, respectively.

As discussed in Note 2 above, beginning January 1, 2018, the Company’s equity investments are measured at fair value through net income (loss). The Company did not have any OTTI losses on its equity securities for the year ended December 31, 2017.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $11.2 million and $10.3 million were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations, as of December 31, 2019 and 2018, respectively.

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

Significant Reinsurance Contracts

2018-2019 Excess of Loss Reinsurance Programs
With the February 21, 2018 acquisition of the minority interests of MNIC, the Company combined both FNIC and MNIC under a single program allowing the Company to capitalize on efficiencies and scale. FNIC and MNIC’s combined 2018-2019 reinsurance program cost $148.8 million. This amount included $102.7 million for the private reinsurance for the Company’s exposure, including prepaid automatic premium reinstatement protection, along with $46.1 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC and MNIC $1.8 billion of aggregate coverage with a maximum single event coverage totaling $1.3 billion, exclusive of retentions. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2018 hurricane season. FNIC’s single event pre-tax retention for a catastrophic event in Florida is $20.0 million, up slightly from the 2017-2018 reinsurance program and MNIC’s single event pre-tax retention for a catastrophic event is $3.0 million, down slightly from the 2017-2018 reinsurance program.

The combined FNIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2018 and all private layers have prepaid automatic reinstatement protection, which afforded the Company additional coverage for subsequent events. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $20.0 million in losses for FNIC and after $3.0 million in losses for MNIC. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. Given market conditions, FNIC elected not to purchase any multiple year protection and terminated the second year of the $89.0 million of multiple year protection that FNIC purchased in 2017 on a two-year basis. FNIC also had $156.0 million of multiple year protection that expired on June 30, 2018. The overall reinsurance programs are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

FNIC’s non-Florida excess of loss reinsurance treaties afforded us an additional $23.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage totaling $18.0 million, with the incremental $13.0 million of second event coverage applying to hurricane losses only. The end result is a non-Florida retention of $15.0 million for the first event and $2.0 million for the second event though these retentions are reduced to $7.5 million and $1.0 million after taking into account the profit sharing agreement that FNIC has with the nonaffiliated managing general underwriter that writes FNIC non-Florida property business. FNIC’s non-Florida reinsurance program cost included $2.0 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

2019-2020 Catastrophe Excess of Loss Reinsurance Program
Given the December 2, 2019 acquisition of the Maison Companies, the Company and PIH agreed to combine FNIC, MNIC, and MIC under a single reinsurance program allowing the carriers to capitalize on efficiencies, spread of risk and scale.

The combined reinsurance treaties provide approximately $1.3 billion of single-event reinsurance coverage in excess of a $27 million retention for catastrophic losses on the first event (and $15 million on the second and third events), including hurricanes, and aggregate coverage of $1.9 billion, at an approximate total cost of $224.1 million, of which FNIC's and MNIC's share of the cost is estimated to total $179.3 million.

The combined FNIC, MIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2019 and all private layers have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. This private market excess of loss treaty structure breaks coverage into layers, with a cascading feature such that substantially all layers attach after $20 million in losses for FNIC, $2 million in losses for MNIC and $5 million in losses for MIC. For FNIC and MNIC, the second and third event attaches at $10 million per event, on a combined basis. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The overall reinsurance program is with reinsurers that currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

As indicated above, FNIC, MIC and MNIC’s combined 2019-2020 reinsurance program is estimated to cost $224.1 million. This amount includes approximately $178.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.2 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC, MNIC, and MIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate reinsurance ceded premium cost. The allocation methodology by which FNIC, MNIC, and MIC determines their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

FNIC’s non-Florida excess of loss reinsurance treaty affords us an additional $18 million of coverage for a second event, which applies to hurricane losses only. The result is a non-Florida retention of $20 million for FNIC for the first event and $2 million for the second event, although these retentions are reduced to $10 million and $1 million after taking into account the profit-sharing agreement that FNIC has with the non-affiliated managing general underwriter that writes FNIC’s non-Florida property business. FNIC’s non-Florida reinsurance program cost for the above specific coverage approximates $1.8 million for this private reinsurance.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

On July 1, 2017, FNIC bound a 10% quota-share on its Florida homeowners book of business, which excluded named storms, subject to certain limitations. This treaty is not subject to accounting as a retrospectively rated contract. This treaty expired on July 1, 2018 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2018, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at a 2% cession, and is subject to certain limitations. In addition, this quota-share allowed FNIC to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

The treaty expired on July 1, 2019 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2019, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was set at a 10% cession and is subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement.

The Company’s private passenger automobile quota-share treaties are programs which became effective at different points in the year and cover auto policies across several states.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of December 31, 2019 and 2018.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Reinsurance recoverable on paid losses	$45,186	$45,028
Reinsurance recoverable on unpaid losses	164,429	166,396
Reinsurance recoverable, net	$209,615	$211,424

As of December 31, 2019 and 2018, the Company had reinsurance recoverable of $163.7 million and $183.5 million, respectively, as a result of Hurricane Michael and Irma. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net Premiums Written
Direct	$610,608	$567,764	$603,417
Ceded	(232,729)	(202,732)	(260,524)
	$377,879	$365,032	$342,893

Net Premiums Earned
Direct	$582,334	$580,020	$603,193
Ceded	(218,682)	(224,763)	(269,712)
	$363,652	$355,257	$333,481

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:
໿
໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Gross reserves, beginning-of-period	$296,230	$230,515	$158,110
Less: reinsurance recoverable (1)	(166,396)	(98,345)	(40,412)
Net reserves, beginning-of-period	129,834	132,170	117,698

Net reserves from Maison acquisition	11,825	—	—

Incurred loss, net of reinsurance, related to:
Current year	262,118	231,133	245,545
Prior year loss development (2)	13,460	2,166	13,926
Ceded losses subject to offsetting experience account adjustments (3)	(2,489)	(4,883)	(11,914)
Prior years	10,971	(2,717)	2,012
Amortization of acquisition fair value adjustment	(9)	—	—
Total incurred loss and LAE, net of reinsurance	273,080	228,416	247,557

Paid loss, net of reinsurance, related to:
Current year	173,313	155,462	160,945
Prior years	81,493	75,290	72,140
Total paid loss and LAE, net of reinsurance	254,806	230,752	233,085

Net reserves, end-of-period	159,933	129,834	132,170
Plus: reinsurance recoverable (1)	164,429	166,396	98,345
Gross reserves, end-of-period	$324,362	$296,230	$230,515

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

During the year ended December 31, 2019, the Company experienced $13.5 million of unfavorable loss and LAE reserve development on prior accident years, primarily in its personal automobile and commercial general liability lines of businesses. The development in commercial general liability is being driven by late reported claims as well as large losses that are driving up the overall severity metrics. Additionally, the unfavorable automobile development primarily related to 2017 accident year from our auto programs in the states of Georgia and Texas, and is being driven by claims reopening and higher severity.

During the year ended December 31, 2018, the Company experienced $2.2 million of unfavorable loss and LAE reserve development on prior accident years, primarily in our personal automobile and homeowners line of business. The unfavorable automobile

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

development primarily related to the 2016 accident year in the state of Georgia. The homeowners unfavorable development primarily related to the continued impact from assignment of benefits ("AOB") and related ligation costs in the state of Florida.

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

During the year ended December 31, 2017, the Company experienced unfavorable loss and LAE reserve development on prior accident years primarily in its all other peril homeowners coverage in Florida. In the first half of 2016, the Company began to experience a new and higher level of AOB claims both in frequency and severity in our homeowners business in Florida, which caused adverse experience on the loss activity in accident years 2015 and 2016. This increased level of AOB claims was the significant driver in the Company’s decision to increase the Company’s 2015 accident year reserves related to the Company’s homeowners Florida policies.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

											IBNR & Expected	Cumulative
	Homeowners Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims (1)
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$24,825	$25,056	$26,151	$27,895	$28,968	$29,407	$29,945	$30,459	$30,602	$30,651	$66	2,393
2011		20,492	21,344	23,007	23,932	24,582	25,957	26,143	26,394	26,394	33	2,429
2012			23,032	23,301	24,186	24,468	25,889	26,356	26,836	26,951	63	2,694
2013				43,807	42,021	35,834	35,859	37,185	37,880	37,978	102	3,434
2014					64,312	63,300	61,770	62,206	61,817	62,043	144	7,657
2015						99,497	92,411	95,129	94,760	94,703	887	13,227
2016							171,264	162,043	158,764	157,880	4,709	24,219
2017								202,844	192,769	188,548	5,228	67,237
2018									210,158	213,128	9,975	36,555
2019										245,819	58,908	17,670
									Total	$1,084,095

(1)The cumulative number of reported claims is measured by individual claimant at a coverage level.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

	Homeowners Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$14,052	$21,350	$24,730	$26,886	$27,984	$29,092	$29,739	$30,376	$30,449	$30,585
2011		11,119	19,250	21,323	22,723	24,047	25,580	25,982	26,287	26,340
2012			13,693	20,728	23,120	23,923	25,186	26,113	26,777	26,861
2013				19,986	31,606	33,867	35,123	35,803	37,473	37,688
2014					37,033	53,831	57,891	59,722	60,555	61,441
2015						52,214	79,359	86,647	90,415	92,327
2016							102,556	142,716	148,274	152,258
2017								135,589	176,580	179,327
2018									141,173	194,160
2019										157,768
										$958,755

Acquired balance from acquisition										11,825
All outstanding liabilities for unpaid claims and ALAE prior to 2010, net of reinsurance										3
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$137,168

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for homeowners policies, as of December 31, 2019:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	59.5%	23.8%	4.5%	3.3%	2.4%	3.1%	1.5%	1.2%	0.2%	0.5%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

											IBNR & Expected	Cumulative
	Commercial General Liability Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$8,552	$7,582	$7,474	$7,045	$7,535	$7,597	$7,645	$7,809	$8,252	$8,401	$106	761
2011		6,436	5,854	4,749	4,603	4,760	5,409	6,254	6,828	7,817	81	1,224
2012			5,279	4,952	4,801	4,700	4,658	4,346	4,509	5,109	94	712
2013				7,095	5,069	5,221	5,502	5,704	5,580	5,984	125	670
2014					7,475	7,709	6,384	6,620	6,348	6,697	149	761
2015						8,082	7,008	6,020	5,377	7,947	584	783
2016							10,727	5,809	6,561	8,502	858	743
2017								8,289	7,853	6,558	2,345	577
2018									6,553	6,233	4,395	388
2019										1,604	789	78
									Total	$64,852

	Commercial General Liability Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$1,187	$2,279	$3,855	$5,553	$6,363	$7,238	$7,382	$7,631	$7,918	$8,165
2011		764	2,763	3,366	3,673	4,246	4,866	5,831	6,349	7,365
2012			871	1,714	2,632	3,342	3,686	3,841	4,098	4,521
2013				882	2,233	3,366	3,867	4,606	5,033	5,467
2014					717	2,593	3,855	4,375	5,130	6,270
2015						798	2,296	3,249	3,827	5,866
2016							1,515	3,657	5,088	6,606
2017								1,592	2,478	3,293
2018									963	1,554
2019										147
									Total	$49,254

All outstanding liabilities for unpaid claims and ALAE prior to 2010, net of reinsurance										1,416
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$17,014

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for commercial general liability policies, as of December 31, 2019:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial general liability	13.2%	17.7%	13.9%	10.5%	11.4%	8.6%	6.0%	5.1%	7.3%	3.5%

											IBNR & Expected	Cumulative
	Automobile Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
2010	$2,823	$2,963	$3,111	$3,088	$3,044	$3,035	$3,059	$3,041	$3,042	$3,042	$—	969
2011		3,580	3,350	2,954	2,912	2,762	2,848	2,796	2,756	2,762	—	789
2012			1,735	1,741	1,717	1,424	1,455	1,491	1,448	1,444	1	822
2013				1,517	1,863	1,826	1,829	2,161	2,123	2,127	5	3,471
2014					2,038	3,213	3,551	4,315	4,379	4,417	10	6,015
2015						3,045	2,882	2,781	2,878	2,915	8	6,538
2016							13,414	20,205	24,346	25,918	21	56,541
2017								20,411	22,472	24,579	243	42,064
2018									3,513	4,623	600	7,975
2019										(3)	1	92
									Total	$71,824

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

	Automobile Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$1,713	$2,482	$2,715	$2,863	$2,942	$2,978	$2,984	$3,035	$3,037	$3,037
2011		1,417	2,381	2,562	2,644	2,726	2,755	2,755	2,755	2,755
2012			867	1,293	1,333	1,384	1,393	1,430	1,444	1,447
2013				907	1,609	1,906	2,069	2,109	2,112	2,116
2014					1,455	3,120	3,678	4,122	4,291	4,383
2015						1,393	2,293	2,670	2,807	2,890
2016							8,084	17,258	23,053	25,582
2017								12,821	20,762	23,860
2018									2,331	3,626
2019										(5)
									Total	$69,691

All outstanding liabilities for unpaid claims and ALAE prior to 2010, net of reinsurance										9
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$2,142

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for automobile policies, as of December 31, 2019:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Automobile	40.9%	31.4%	14.9%	7.9%	2.6%	1.4%	0.2%	0.7%	—%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	December 31,
	2019	2018
	(In thousands)
Liabilities for unpaid losses and ALAE:
Homeowners	$137,168	$102,279
Commercial general liability	17,014	18,888
Automobile	2,142	4,374
Flood	—	—
Total liabilities for unpaid losses and ALAE, net of reinsurance	156,324	125,541

Reinsurance recoverables:
Homeowners	160,578	158,043
Commercial general liability	500	—
Automobile	3,228	8,275
Flood	123	78
Total reinsurance recoverables	164,429	166,396

Unallocated loss adjustment expenses	3,609	4,293
Gross liability for unpaid losses and LAE	$324,362	$296,230

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

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2019 and 2018, were not considered material.

IBNR reserves are established for the quarter and year-end based on a quarterly reserve analysis by our actuarial staff. Various standard actuarial tests are applied to subsets of the business at a line of business and coverage basis. Included in the analyses are the following:

•Reported Loss Development Method: A reported loss development pattern is calculated based on historical loss development data, and this pattern is then used to project the latest evaluation of cumulative reported losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•Paid Development Method: A paid loss development pattern is calculated based on historical paid loss development data, and this pattern is then used to project the latest evaluation of cumulative paid losses for each accident year or underwriting year, as appropriate, to ultimate levels;

•Expected Loss Ratio Method: Expected loss ratios are applied to premiums earned, based on historical company experience, or historical insurance industry results when company experience is deemed not to be sufficient; and

•Bornhuetter-Ferguson Method: The results from the Expected Loss Ratio Method are essentially blended with either the Reported Loss Development Method or the Paid Development Method.
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

8. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,478 and $0, respectively	$98,522	$—
Senior unsecured floating rate notes, due December 31, 2027, net of deferred financing costs of $0 and $348, respectively	—	24,652
Senior unsecured fixed rate notes, due December 31, 2022, net of deferred financing costs of $0 and $248, respectively	—	19,752
Total long-term debt, net	$98,522	$44,404

As of December 31, 2019, the Company’s estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	100,000
Total debt maturities	100,000
Less: deferred financing costs	1,478
Total debt maturities, net	$98,522

Senior Unsecured Notes

On March 5, 2019, the Company completed a private placement offering and issued $100.0 million in principal amount of Senior Unsecured Fixed Rate Notes due 2029 (the "Notes"), pursuant to an indenture dated as of March 5, 2029 (the "Indenture"). The Notes mature on March 15, 2029 and bear interest at a fixed rate of 7.5% per year, payable semi-annually in arrears, subject to increases in the interest rate payable in the event of a downgrade in the credit rating assigned to the Notes. The Notes are not convertible or exchangeable for any equity securities, other securities or assets of the Company or any subsidiary. A portion of the cash from the offering was used to redeem all $45.0 million of the Company's Senior Unsecured Fixed Rate Notes Due 2022 and the Company's Senior Notes Due 2027. We recognized $3.6 million as interest expense in our consolidated statements of operations for the year ended 2019, for prepayment fees, including the write-off unamortized debt issuance costs on the repayment.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

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

9. INCOME TAXES

The components of income tax expense include the following:
໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Federal:
Current	$(982)	$5,162	$2,431
Deferred	567	(751)	810
Federal income tax expense (benefit)	(415)	4,411	3,241
State:
Current	241	1,383	494
Deferred	(124)	(296)	(150)
State income tax expense (benefit)	117	1,087	344
Total income tax expense (benefit)	$(298)	$5,498	$3,585

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

The actual income tax expense differs from the “expected” income tax expense (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Computed expected tax expense provision, at federal rate	$150	$4,244	$3,124
State tax, net of federal tax benefit	(122)	761	187
Tax-exempt interest	(3)	(134)	(429)
Income subject to dividends-received deduction	(34)	(13)	(76)
Return to provision	(307)	158	329
Rate changes	—	—	297
Executive compensation	230	436	185
Meals and entertainment	43	28	76
Uncertain tax position	(203)	—	—
Other	(52)	18	(108)
Total income tax expense (benefit)	$(298)	$5,498	$3,585

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. For the years ended December 31, 2019, 2018 and 2017, the effective income tax rate was (41.8)%, 27.2% and 40.2%, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% in 2019 and 2018 and 35% in 2017, are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation and other items.

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

The Company does not have a valuation allowance on its deferred income tax asset as of December 31, 2019 and 2018.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). A reconciliation of these uncertain tax positions was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$585	$585	$585
Increases/(decreases) for tax positions taken during the prior years	(203)	—	—
Balance at December 31	$382	$585	$585

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income tax asset (liability) include the following:
໿

	As of December 31,
	2019	2018
	(In thousands)
Deferred income tax assets:
Unearned premiums	$10,232	$9,977
Unpaid losses and loss adjustment expenses	1,596	958
Accrued expenses	216	832
Net operating loss carryforwards	2,095	1,714
Deferred revenue	—	236
Share-based compensation	161	255
Unrealized losses on investment securities	—	1,254
Lease liability	1,655	—
Other	23	21
Total deferred income tax assets	15,978	15,247

Deferred income tax liabilities:
Deferred acquisition costs and other	(12,703)	(11,198)
Depreciation and amortization	(1,679)	(577)
Unrealized gains on investment securities	(3,270)	—
Lease asset	(1,655)	—
Other	(257)	(273)
Total deferred income tax liabilities	(19,564)	(12,048)

Deferred income tax asset (liability), net	$(3,586)	$3,199

The deferred income tax asset (liability), net is included in income taxes, net on our Consolidated Balance Sheets along with income tax receivable, net.

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2016 - 2018 are open for review by the Internal Revenue Service and other state taxing authorities.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

Regarding the matter involving the Co-Existence Agreement effective as of August 30, 2013 with Federated Mutual Insurance Company ("Mutual") and the related arbitration (please see Note 9 of our 2018 Form 10-K for more information), the Company and Mutual have exchanged releases and all remaining pending proceedings have been resolved by an agreed order entered by the U.S. District Court for the Northern District of Illinois on November 22, 2019.

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

In connection with its automobile line of business, which is currently winding down, FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2019. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

Leases

The Company is committed under various operating lease agreements for office space.  FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Rental expense for the years ended December 31, 2019, 2018 and 2017 was $1.0 million, $0.7 million and $0.6 million, respectively.

Future minimum lease payments under these agreements are as follows:
໿

Aggregate
Minimum
Year Ended December 31,	Lease Payments
(In thousands)
2020	$1,028
2021	1,066
2022	1,098
2023	1,131
2024	1,164
Thereafter	4,433
Total	$9,920

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Additional information related to our operating lease agreement for office space consisted of the following:

December 31,
2019
(In thousands)
Right-of-use asset	$8,096
Accrued rent	(317)
Right-of-use asset, net	$7,779

Lease liability	$8,096

Weighted average discount rate	4.70%
Weighted average remaining years of lease term	8.7

Year
Ended
December 31,
2019
(In thousands)
Lease expense	$1,046
Sublease income	(229)
Lease expense, net	$817

Net cash provided by (used in) operating activities	$(573)

The interest rates implicit in our leases were not known, therefore the weighted-average discount rate above was determined by what FedNat would have had to pay to borrow the lease payments in a similar economic environment that existed at inception of our leases while considering our general credit and the theoretical collateral of the office space. In the event of a change to lease term, the Company would re-evaluate all inputs and assumptions, including the discount rate.

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

In December 2018, the Company’s Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock through December 31, 2019. During the year ended December 31, 2019, the Company repurchased 237,647 shares of its common stock at a total cost of $3.9 million, which is an average price per share of $16.27. The unused portion of this authorization expired on December 31, 2019.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

In December 2019, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. As of December 31, 2019, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. No securities have been offered or sold under this registration statement.

Stock Compensation Plan

In June 2018, the Company filed with the SEC on Form S-8, a registration statement registering 800,000 shares of common stock reserved for issuance under the Company’s 2018 Omnibus Incentive Compensation Plan (the “2018 Plan”).  The 2018 Plan, which was approved by the Company’s shareholders at the 2018 annual meeting is an equity compensation plan that may be used for our employees, non-employee directors, consultants and advisors.

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Restricted stock	$1,841	$2,134	$2,639
Performance stock	335	233	207
Total share-based compensation expense	$2,176	$2,367	$2,846

Recognized tax benefit	$534	$600	$1,098
Intrinsic value of options exercised	$2	$229	$371
Fair value of restricted stock vested	$1,977	$2,360	$2,328

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted-average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

The unamortized share-based compensation expense is $2.8 million as of December 31, 2019, which will be recognized over the remaining weighted average vesting period of approximately 1.68 years.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Stock Option Awards

A summary of the Company’s stock option activity includes the following:

		Weighted
		Average
	Number of	Option
	Shares	Exercise Price
Outstanding at January 1, 2017	79,484	$3.70
Granted	—	—
Exercised	(29,133)	3.68
Cancelled	—	—
Outstanding at December 31, 2017	50,351	3.72
Granted	—	—
Exercised	(10,834)	3.47
Cancelled	(500)	2.45
Outstanding at December 31, 2018	39,017	3.80
Granted	—	—
Exercised	(167)	2.45
Cancelled	—	—
Outstanding at December 31, 2019	38,850	$3.80
໿

Stock options outstanding and exercisable in a select price range is as follows:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$2.45 - $4.40	38,850	1.89	$3.80	495,541

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. For all RSA awards, excluding grants based on total relative shareholder return ("TSR"), the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance-based awards. Our expense for our performance awards depends on achievement of specified results; therefore the ultimate expense can range from 0% to 250% of target. Our TSR-based cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight-line recognition method.

During the years ended December 31, 2019 and 2018, the Board of Directors granted 140,156 and 133,060 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

RSA activity includes the following:
໿

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2017	337,203	$19.69
Granted	106,454	17.95
Vested	(140,514)	16.57
Cancelled	(5,600)	19.80
Outstanding at December 31, 2017	297,543	20.54
Granted	133,060	16.31
Vested	(112,071)	21.06
Cancelled	(56,198)	17.87
Outstanding at December 31, 2018	262,334	18.78
Granted	140,156	18.03
Vested	(94,755)	20.87
Cancelled	(52,390)	17.66
Outstanding at December 31, 2019	255,345	$17.82

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Year Ended December 31,
	2019			2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$(5,023)	$1,273	$(3,750)	$2,287	$(593)	$1,694
Cumulative effect of new accounting standards	—	—	—	(1,349)	355	(994)

Other comprehensive income (loss) before reclassification	20,809	(5,144)	15,665	(8,747)	2,217	(6,530)
Reclassification adjustment for realized losses (gains) included in net income	(2,165)	531	(1,634)	2,786	(706)	2,080
	18,644	(4,613)	14,031	(5,961)	1,511	(4,450)
Accumulated other comprehensive income (loss), end-of-period	$13,621	$(3,340)	$10,281	$(5,023)	$1,273	$(3,750)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

12. EMPLOYEE BENEFIT PLAN

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

For the years ended December 31, 2019 and 2018, the Company made no additional profit-sharing contribution.

The Company’s total contributions to the 401(K) Plan were $0.9 million, $1.0 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

13. RELATED PARTY TRANSACTIONS

Related to an equity method investment in Southeast Catastrophe Consulting Company, LLC, based in Mobile, Alabama, the Company recorded claims adjustment service fees and other expenses of $6.7 million and $17.0 million for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company recognized other income in the consolidated statements of operations, of $0.3 million, $0.3 million, $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14. EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$1,011	$14,928	$7,989

Weighted average number of common shares outstanding - basic	12,977	12,775	13,170

Net income (loss) per common share - basic	$0.08	$1.17	$0.61

Weighted average number of common shares outstanding - basic	12,977	12,775	13,170
Dilutive effect of stock compensation plans	46	92	80
Weighted average number of common shares outstanding - diluted	13,023	12,867	13,250

Net income (loss) per common share - diluted	$0.08	$1.16	$0.60

Dividends per share	$0.33	$0.24	$0.32

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

Dividends Declared

In January 2019, our Board of Directors declared a $0.08 per common share dividend, payable in March 2019, to shareholders of record on February 14, 2019, amounting to $1.0 million.

In May 2019, our Board of Directors declared a $0.08 per common share dividend, payable in June 2019, to shareholders of record on May 14, 2019. amounting to $1.1 million.

In July 2019, our Board of Directors declared a $0.08 per common share dividend, payable in September 2019, to shareholders of record on August 16, 2019. amounting to $1.0 million.

In November 2019, our Board of Directors declared a $0.09 per common share dividend, payable in December 2019, to shareholders of record on November 15, 2019. amounting to $1.2 million.

In February 2020, our Board of Directors declared a $0.09 per common share dividend, payable in March 2020, to shareholders of record on February 14, 2020. amounting to $1.3 million.

15. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida Office of Insurance Regulation (the "Florida OIR") and Louisiana Department of Insurance (the "LDI"). These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual.  The Company did not use any prescribed or permitted statutory accounting practices that differed from the NAIC’s statutory accounting practices as of December 31, 2019.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31.  Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends.  As of December 31, 2019, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s Florida domiciled insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company.  These standards require dividends to be paid only from statutory unassigned surplus.  The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year, not including realized capital gains, plus a 2 years carryforward or 10.0% of statutory unassigned surplus as of the preceding year end.  A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i) 10.0% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the Florida OIR at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the Florida OIR on a case-by-case basis.  These dividends are referred to as “ordinary dividends.”  However, if a dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

With respect to the Company's Louisiana domiciled insurer, Louisiana law restricts a domestic insurer from declaring and paying any dividends to its stockholders unless its capital is fully paid in cash and is unimpaired and it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to fifteen percent of its capital stock, provided that this restriction shall not apply when an insurer's paid-in capital and surplus exceeds the minimum required by Louisiana law by one hundred percent or more. No extraordinary dividend or other extraordinary distribution to its shareholders may be made until 30 days after the commissioner of insurance has received notice of the declaration thereof and has not within that period disapproved the payment, or has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10.0% percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (b) the net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carryforward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years. Notwithstanding the foregoing, an insurer may declare an extraordinary dividend or distribution which is conditional upon regulatory approval. and the declaration shall confer no rights upon shareholders until either the payment is approved or has not been disapproved within the 30-day period referred to above.

As of December 31, 2019 and 2018, on a combined statutory basis, the capital and surplus of the Company’s insurance companies was $192.5 million and $161.7 million, respectively.  Combined statutory operational results of the Company’s insurance companies was a net loss of $36.8 million, net income of $2.9 million and net loss of $19.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Statutory capital and surplus exceeds amounts necessary to satisfy regulatory requirements.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

A summary of the Company’s unaudited quarterly results of operations includes the following:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2019
Net premiums earned	$88,784	$92,306	$87,374	$95,188
Total revenue	$101,197	$105,301	$99,476	$108,987
Losses and loss adjustment expenses	$66,839	$65,340	$62,105	$78,796
Total costs and expenses	$106,435	$95,596	$94,099	$118,118
Net income (loss) attributable to FedNat Holding Company shareholders	$(3,865)	$7,110	$4,659	$(6,893)
Net income (loss) per share - basic	$(0.30)	$0.55	$0.36	$(0.51)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
2018
Net premiums earned	$82,109	$83,557	$98,493	$91,098
Total revenue	$93,077	$95,742	$110,832	$96,442
Losses and loss adjustment expenses	$46,071	$47,570	$62,457	$72,318
Total costs and expenses	$83,461	$83,726	$99,862	$108,836
Net income (loss) attributable to FedNat Holding Company shareholders	$7,463	$8,820	$7,950	$(9,305)
Net income (loss) per share - basic	$0.58	$0.69	$0.62	$(0.73)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2019

17. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 14 above for information related to our dividend declared in February 2020.

Florida Statewide Average Rate Increase

The Company applied for and was approved by the Florida OIR for a statewide average rate increase of 2.8% for FNIC Florida homeowners multiple-peril insurance policies, which became effective for new policies on January 25, 2020 and is expected to become effective for renewal policies on March 15, 2020.

The Company applied for and was approved by the Florida OIR for a statewide average rate increase of 5.1% for FNIC Florida dwelling fire insurance policies, which became effective for new policies on February 25, 2020 and is expected to become effective for renewal policies on April 1, 2020.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on Internal Control over Financial Reporting
We have audited FedNat Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedNat Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Maison Companies, which are included in the 2019 consolidated financial statements of the Company and constituted 14% and 21% of total and net assets, respectively, as of December 31, 2019 and 1% and 134% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Maison Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedules listed in the index at Item 15 and our report dated March 6, 2020 expressed an unqualified opinion thereon.

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
March 6, 2020

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our evaluation did not include the internal controls of the Maison Companies, which are included in the 2019 consolidated financial statements of the Company and constituted 14% and 21% of total and net assets, respectively, as of December 31, 2019 and 1% and 134% of revenues and net income, respectively, for the year then ended.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Company’s Audit Committee. Our independent registered public accounting firm that audited the consolidated financial statements include in this Annual Report, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter, we implemented our previously disclosed remediation plan for the claims matter that was identified as a material weakness as of our third quarter Form 10-Q filing. We strengthened the level and scope of managerial review of claim payment controls and implemented additional compensating controls to enhance the control environment. During the fourth quarter we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, the material weakness was successfully remediated during the fourth quarter of 2019. There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
2.1	Equity Purchase Agreement dated as of February 25, 2019 among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., and Maison Insurance Company, and ClaimCor, LLC	8-K	2.1	February 26, 2019
3.1	Second Restated Articles of Incorporation of FedNat Holding Company	10-Q	3.1	November 7, 2018
3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018
4.1	Description of Registrant's Securities				X
4.2	Indenture dated December 28, 2017 by and among Federated National Holding Company, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, London Branch, as Paying Agent, and the Bank of New York Mellon SA/NV, Luxembourg Branch, as Registrar	8-K	4.1	January 3, 2018
4.3	Supplemental Indenture No. 1 dated as of December 28, 2017, regarding Senior Unsecured Floating Rate Notes due 2027	8-K	4.2	January 3, 2018
4.4	Supplemental Indenture No. 2 dated as of December 29, 2017, regarding Senior Unsecured Floating Rate Notes due 2022	8-K	4.3	January 3, 2018
4.5	Senior Unsecured Floating Rate Note due 2027	8-K	4.4	January 3, 2018
4.6	Senior Unsecured Floating Rate Note due 2022	8-K	4.5	January 3, 2018
4.7	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019
4.8	Form of Rule 144A Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.2	March 6, 2019
4.9	Form of IAI Senior Unsecured Note due 2029 (included in Exhibit 4.7)	8-K	4.3	March 6, 2019
4.10	Form of First Supplemental Indenture by and between FedNat Holding Company and The Bank of New York Mellon, as trustee	S-4	4.4	January 16, 2020
4.11	Form of 7.50% Senior Unsecured Note due 2029 of FedNat Holding Company	S-4	4.5	January 16, 2020
10.1*	Private Placement Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.1	November 12, 2019
10.2*	Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	November 12, 2019
10.3*	Second and Third Event Excess Catastrophe Reinsurance Contract effective July 1, 2019 among FedNat Insurance Company, Monarch National Insurance Company and subscribing reinsurers	10-Q	10.3	November 12, 2019
10.4*	Net Quota Share Reinsurance Agreement effective July 1, 2019 between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.4	November 12, 2019
10.5*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2019, between FedNat Insurance Company and subscribing reinsurers	10-Q	10.5	November 12, 2019
10.6*	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2019, among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company, and subscribing reinsurers	10-Q	10.6	November 12, 2019

10.7	Reimbursement Contract between FedNat Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2019	10-Q	10.1	May 8, 2018
10.8	Reimbursement Contract between Monarch National Insurance Company and The State Board of Administration of Florida (SBA) as administrator of the Florida Hurricane Catastrophe Fund (FHCF), effective June 1, 2019	10-Q	10.2	May 8, 2018
10.9*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended				X
10.10	Administrative Services Agreement dated November 1, 2015 between FedNat Underwriters Inc. and SageSure Insurance Managers LLC				X
10.11	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013
10.12	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013
10.13	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015
10.14*	Third Amendment to Insurance Agency Master Agreement dated August 10, 2018 between Ivantage Select Agency, Inc. and FedNat Underwriters, Inc.				X
10.15+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017
10.16+	Change of Control Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.4	May 10, 2017
10.17+	2018 Omnibus Incentive Compensation Plan	DEF 14A	Annex B	April 13, 2018
10.18+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019
10.19+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019
10.20+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008
10.21+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013
10.22+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012
10.23+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015
10.24+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015
10.25+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019
10.26+	Change of Control Agreement dated as of May 2, 2016 between Federated National Holding Company and Erick Fernandez	10-K	10.31	March 16, 2017
10.27	Form of Note Purchase Agreement dated February 25, 2019 between FedNat Holding Company and the Purchasers of Senior Unsecured Notes due 2029	8-K	10.2	February 26, 2019

10.28	Form of Registration Rights Agreement dated March 5, 2019 between FedNat Holding Company and the Note Purchasers	8-K	10.1	March 6, 2019
10.29	Cooperation Agreement dated August 9, 2019 by and between FedNat Holding Company and Capital Returns Management, LLC.	8-K	10.1	August 12, 2019
10.30	Consent Order dated August 7, 2019 among the Florida Office of Insurance Regulation, FedNat Holding Company, 1347 Property Insurance Holding, Inc., and Maison Insurance Company	8-K	10.1	August 13, 2019
10.31	Consent Agreement dated August 9, 2019 among the Louisiana Department of Insurance, FedNat Holding Company and Maison Insurance Company.	8-K	10.2	August 13, 2019
10.32	Registration Rights Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.1	December 2, 2019
10.33	Standstill Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.2	December 2, 2019
10.34	Reinsurance Capacity Right of First Refusal Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.3	December 2, 2019
10.35	Investment Advisory Agreement dated December 2, 2019 between Fundamental Global Advisors LLC and FedNat Holding Company	8-K	10.4	December 2, 2019
21.1	Subsidiaries of the Company				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS**	Inline XBRL Instance Document.				X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X
____________________
+ Indicates a Management Compensation Plan or Arrangement
* Portions of this exhibit have been omitted from this exhibit in accordance with and as permitted by Item 601(b)(10)(iv) of Regulation S-K.
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
Date: March 6, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 6, 2020
Michael H. Braun	(Principal Executive Officer)

/s/ Ronald A. Jordan	Chief Financial Officer	March 6, 2020
Ronald A. Jordan	(Principal Financial Officer)

/s/ Erick A. Fernandez	Chief Accounting Officer	March 6, 2020
Erick A. Fernandez	(Principal Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 6, 2020
Bruce F. Simberg

/s/ Jenifer G. Kimbrough	Director	March 6, 2020
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 6, 2020
Thomas A. Rogers

/s/ William G. Stewart	Director	March 6, 2020
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 6, 2020
Richard W. Wilcox, Jr.

/s/ Roberta N. Young	Director	March 6, 2020
Roberta N. Young

/s/ David W. Michelson	Director	March 6, 2020
David W. Michelson

/s/ David K. Patterson	Director	March 6, 2020
David K. Patterson

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDNAT HOLDING COMPANY (Parent Company Only)
December 31, 2019 and 2018

໿

	December 31,
	2019	2018
	(In thousands)
ASSETS
Investments in subsidiaries (1)	$268,767	$224,951
Investment securities, available-for-sale, at fair value	24,951	19,431
Equity securities, at fair value	1,751	1,490
Cash and cash equivalents	21,031	4,109
Deferred income taxes, net	1,940	786
Income taxes receivable	13,850	9,885
Note receivable and accrued interest to subsidiary (1)	18,107	—
Right-of-use assets	7,716	—
Other assets	2,878	2,436
Total assets	$360,991	$263,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to subsidiaries, net (1)	$1,779	$987
Long-term debt	98,522	44,404
Lease liabilities	7,716	—
Other liabilities	4,281	2,438
Total liabilities	112,298	47,829

Shareholders' Equity
Preferred stock	—	—
Common stock	144	128
Additional paid-in capital	167,677	141,128
Accumulated other comprehensive income (loss)	10,281	(3,750)
Retained earnings	70,591	77,753
Total shareholders’ equity	248,693	215,259
Total liabilities and shareholders' equity	$360,991	$263,088

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Earnings
FEDNAT HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Revenues:
Management fees (1)	$2,160	$2,608	$2,611
Interest from subsidiaries (1)	107	—	—
Net investment income	1,757	843	501
Net realized and unrealized investment gains (losses)	448	(765)	—
Equity in income of consolidated subsidiaries	20,909	30,895	16,902
Total revenue	25,381	33,581	20,014

Costs and expenses:
General and administrative expenses	13,892	9,296	11,087
Interest expense	10,776	4,077	—
Total costs and expenses	24,668	13,373	11,087

Income (loss) before income taxes	713	20,208	8,927
Income tax expense (benefit)	(298)	5,498	3,585
Net income (loss)	1,011	14,710	5,342
Net income (loss) attributable to non-controlling interest	—	(218)	(2,647)
Net income (loss) attributable to FedNat Holding Company shareholders	$1,011	$14,928	$7,989

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Cash Flows
FEDNAT HOLDING COMPANY (Parent Company Only)

໿

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$1,011	$14,710	$5,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(448)	765	—
Equity in undistributed income of consolidated subsidiaries (1)	(20,909)	(30,895)	(16,902)
Amortization of investment premium or discount, depreciation and amortization	369	141	88
Loss (gain) on early extinguishment of debt	3,575	—	—
Share-based compensation	1,050	1,183	2,846
Changes in operating assets and liabilities:
Income taxes, net	(5,379)	(2,371)	4,354
Due to subsidiaries, net (1)	3,044	(9,317)	20,468
Other, net	998	1,497	1,450
Net cash provided by (used in) operating activities	(16,689)	(24,287)	17,646
Cash flow from investing activities:
Capital contributions to consolidated subsidiaries (1)	—	(30,000)	(25,000)
Sales, maturities and redemptions of investments securities	11,276	54,543	42,979
Purchases of investment securities	(15,617)	(61,009)	(26,828)
Payment for acquisition	(25,566)	—	—
Issuance of note receivable to subsidiary (1)	(18,000)	—	—
Purchases of property and equipment	(289)	(639)	(102)
Net cash provided by (used in) investing activities	(48,196)	(37,105)	(8,951)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	98,390	—	—
Payment of long-term debt and prepayment penalties	(48,000)	—	45,000
Issuance of common stock for share-based awards	1	39	103
Purchases of FedNat Holding Company common stock	(3,449)	(5,061)	(10,616)
Dividends from consolidated subsidiaries	39,174	27,990	—
Dividends paid	(4,309)	(4,184)	(4,251)
Net cash provided by (used in) financing activities	81,807	18,784	30,236
Net increase (decrease) in cash and cash equivalents	16,922	(42,608)	38,931
Cash and cash equivalents at beginning of period	4,109	46,717	7,786
Cash and cash equivalents at end of period	$21,031	$4,109	$46,717

(1)Eliminated in consolidation.

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

Schedule V – Valuation and Qualifying Accounts
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
໿

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2019	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$77	$82	$—	$159
2018	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$70	$7	$—	$77
2017	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$55	$15	$—	$70

Schedule VI – Supplemental Information Concerning Insurance Operations
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

໿

		December 31,			Year Ended December 31,
			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim	Net
		Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Cost	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
		(In thousands)
2019	Property and Casualty Insurance	$56,136	$324,362	$360,870	$363,652	$15,901	$262,109	$10,971	$96,885	$254,806	$377,879
2018	Property and Casualty Insurance	$39,436	$296,230	$281,992	$355,257	$12,460	$231,133	$(2,717)	$97,873	$230,752	$365,032
2017	Property and Casualty Insurance	$40,893	$230,515	$294,423	$333,481	$10,254	$245,545	$2,012	$87,310	$233,085	$342,893