Form 10-Q
period 2020-03-31
FedNat Holding Co
filed 2020-05-06
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
As of May 1, 2020, the registrant had 13,673,319 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	March 31,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $534,551 and $512,645, respectively)	$542,835	$526,265
Debt securities, held-to-maturity, at amortized cost, net of allowance of $2 and $0, respectively	4,271	4,337
Equity securities, at fair value	17,324	20,039
Total investments	564,430	550,641
Cash and cash equivalents	123,190	133,361
Prepaid reinsurance premiums	89,465	145,659
Premiums receivable, net of allowance of $189 and $159, respectively	38,337	41,422
Reinsurance recoverable, net of allowance of $53 and $0, respectively	261,150	209,615
Deferred acquisition costs and value of business acquired, net	57,715	56,136
Current and deferred income taxes, net	2,358	2,552
Goodwill	10,997	10,997
Other assets	29,456	28,633
Total assets	$1,177,098	$1,179,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$375,675	$324,362
Unearned premiums	358,258	360,870
Reinsurance payable	63,051	102,467
Long-term debt, net of deferred financing costs of $1,438 and $1,478, respectively	98,562	98,522
Deferred revenue	6,770	6,856
Other liabilities	35,608	37,246
Total liabilities	937,924	930,323

Commitments and contingencies (see Note 11)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,949,971 and 14,414,821 issued and outstanding, respectively	139	144
Additional paid-in capital	168,130	167,677
Accumulated other comprehensive income (loss)	6,253	10,281
Retained earnings	64,652	70,591
Total shareholders’ equity	239,174	248,693
Total liabilities and shareholders' equity	$1,177,098	$1,179,016

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Net premiums earned	$105,910	$88,784
Net investment income	3,892	3,710
Net realized and unrealized investment gains (losses)	(2,825)	2,301
Direct written policy fees	3,466	2,391
Other income	5,256	4,011
Total revenues	115,699	101,197

Costs and expenses:
Losses and loss adjustment expenses	68,930	66,839
Commissions and other underwriting expenses	36,355	28,234
General and administrative expenses	6,245	6,311
Interest expense	1,915	5,051
Total costs and expenses	113,445	106,435

Income (loss) before income taxes	2,254	(5,238)
Income tax expense (benefit)	121	(1,373)
Net income (loss)	$2,133	$(3,865)

Net Income (Loss) Per Common Share
Basic	$0.15	$(0.30)
Diluted	$0.15	$(0.30)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	14,249	12,795
Diluted	14,312	12,795

Dividends Declared Per Common Share	$0.09	$0.08

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended
	March 31,
	2020	2019

Net income (loss)	$2,133	$(3,865)

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(4,028)	6,888
Comprehensive income (loss)	$(1,895)	$3,023

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	2,133	2,133
Other comprehensive income (loss)	—	—	—	—	(4,028)	—	(4,028)
Dividends declared	—	—	—	—	—	(1,302)	(1,302)
Shares issued under share-based compensation plans	—	58,733	—	—	—	—	—
Repurchases of common stock	—	(523,583)	(5)	—	—	(6,745)	(6,750)
Share-based compensation	—	—	—	453	—	—	453
Balance as of March 31, 2020	$—	13,949,971	$139	$168,130	$6,253	$64,652	$239,174

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259
Net income (loss)	—	—	—	—	—	(3,865)	(3,865)
Other comprehensive income (loss)	—	—	—	—	6,888	—	6,888
Dividends declared	—	—	—	—	—	(1,041)	(1,041)
Shares issued under share-based compensation plans	—	51,957	—	—	—	—	—
Share-based compensation	—	—	—	675	—	—	675
Balance as of March 31, 2019	$—	12,836,401	$128	$141,803	$3,138	$72,847	$217,916

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$2,133	$(3,865)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	2,825	(2,301)
Loss (gain) on early extinguishment of debt	—	3,575
Amortization of investment premium or discount, net	400	197
Depreciation and amortization	465	355
Share-based compensation	453	675
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	56,194	38,719
Premiums receivable, net	3,085	7,107
Reinsurance recoverable, net	(51,567)	(90,498)
Deferred acquisition costs and value of business acquired, net	(1,579)	(796)
Income taxes, net	1,510	(1,146)
Deferred revenue	(86)	(18)
Loss and loss adjustment expense reserves	51,313	77,894
Unearned premiums	(2,612)	(6,132)
Reinsurance payable	(39,416)	(32,200)
Other	(1,745)	1,639
Net cash provided by (used in) operating activities	21,373	(6,795)
Cash flow from investing activities:
Proceeds from sales of equity securities	2,056	1,506
Proceeds from sales of debt securities	103,118	49,174
Purchases of equity securities	(3,428)	(2,188)
Purchases of debt securities	(134,971)	(62,741)
Maturities and redemptions of debt securities	10,850	8,271
Purchases of property and equipment	(1,224)	(486)
Net cash provided by (used in) investing activities	(23,599)	(6,464)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	98,464
Payment of long-term debt and prepayment penalties	—	(48,000)
Purchases of FedNat Holding Company common stock	(6,643)	—
Dividends paid	(1,302)	(1,039)
Net cash provided by (used in) financing activities	(7,945)	49,425
Net increase (decrease) in cash and cash equivalents	(10,171)	36,166
Cash and cash equivalents at beginning-of-period	133,361	64,423
Cash and cash equivalents at end-of-period	$123,190	$100,589

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Three Months Ended
	March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$3,750	$902
Cash paid (received) during the period for income taxes	$(811)	$(277)

Significant non-cash investing and financing transactions:
Right-of-use asset	$(7,938)	$(8,103)
Lease liability	$7,938	$8,103

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2020

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Organization

FedNat Holding Company (“FNHC,” the “Company,” “we,” “us,” or “our”) is a regional insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents.  We, through our wholly owned subsidiaries, are authorized to underwrite and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance by the state’s insurance departments, in Florida, Louisiana, Texas, Georgia, South Carolina, Alabama and Mississippi.

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 20.5% and 22.8% were from Allstate’s network of Florida agents, for the three months ended March 31, 2020 and 2019, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 24.2% and 19.6% of the Company’s premiums were underwritten by SageSure, for the three months ended March 31, 2020 and 2019, respectively. As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. The profit share cost is reflected in commissions and underwriting expenses on our consolidated statement of operations.

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
March 31, 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2019 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the three months ended March 31, 2020.

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

Recently Issued Accounting Pronouncements, Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment ("OTTI") model. The update also requires enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the guidance effective January 1, 2020, by reflecting a cumulative effect adjustment of less than $0.1 million, after-tax, which decreased retained earnings, held-to-maturity debt securities and reinsurance recoverable.

Refer to Note 7 for additional information regarding allowances for credit loss.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Company adopted the guidance effective January 1, 2020, which did not have any impact on the Company’s consolidated financial condition or results of operations.

Recently Issued Accounting Pronouncements, Not Yet Adopted

In January 2020, the FASB issued ASU 2020-1, Accounting for Equity Securities and Equity Investments, which clarifies the interaction between accounting standards related to equity securities (Topic 321), equity method investments (Topic 323), and certain derivatives (Topic 815). The update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

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

Revenues and net income of the business acquired were $15.4 million and $1.7 million, respectively for the three months ended March 31, 2020.

The following unaudited pro forma condensed consolidated statements of operations of the Company assume that the acquisition of the Maison Companies was completed on January 1, 2019:

Three
Months
Ended
March 31, 2019
(In thousands)
Revenue	$118,621
Net income (loss)	(3,395)

Pro forma adjustments include the revenue and net income (loss) of the Maison Companies for each period as well as estimates for amortization of identifiable intangible assets acquired and fair value adjustments associated with investments, VOBA (different than deferred acquisition costs) and reinsurance recoverable. Other pro forma adjustments include the incremental increase to interest expense attributable to financing the acquisition and the impact of reflecting acquisition and integration costs earlier in 2019.

For more information regarding our acquisition, refer to Note 3 of our 2019 Form 10-K.

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
March 31, 2020

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$66,033	$130,330	$—	$196,363
Obligations of states and political subdivisions	—	22,298	—	22,298
Corporate securities	—	293,730	—	293,730
International securities	—	30,444	—	30,444
Debt securities, at fair value	66,033	476,802	—	542,835

Equity securities, at fair value	13,720	3,604	—	17,324

Total investments, at fair value	$79,753	$480,406	$—	$560,159
໿

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$83,764	$110,429	$—	$194,193
Obligations of states and political subdivisions	—	24,020	—	24,020
Corporate securities	—	278,302	—	278,302
International securities	—	29,750	—	29,750
Debt securities, at fair value	83,764	442,501	—	526,265

Equity securities, at fair value	17,361	2,678	—	20,039

Total investments, at fair value	$101,125	$445,179	$—	$546,304

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2020	$3,439	$822	$—	$4,261
December 31, 2019	3,453	878	—	4,331

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
March 31, 2020

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of March 31, 2020 and December 31, 2019. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 or December 31, 2019, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of March 31, 2020 and December 31, 2019. There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2020 and 2019.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$187,452	$8,924	$13	$196,363
Obligations of states and political subdivisions	21,935	400	37	22,298
Corporate	293,927	5,745	5,942	293,730
International	31,237	324	1,117	30,444
	534,551	15,393	7,109	542,835

Debt securities - held-to-maturity:
United States government obligations and authorities	3,555	53	65	3,543
Corporate	671	7	6	672
International	45	1	—	46
	4,271	61	71	4,261
Total investments, excluding equity securities	$538,822	$15,454	$7,180	$547,096
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$191,546	$3,073	$426	$194,193
Obligations of states and political subdivisions	23,748	294	22	24,020
Corporate	268,182	10,252	132	278,302
International	29,169	593	12	29,750
	512,645	14,212	592	526,265

Debt securities - held-to-maturity:
United States government obligations and authorities	3,585	12	39	3,558
Corporate	697	20	—	717
International	55	1	—	56
	4,337	33	39	4,331
Total investments, excluding equity securities	$516,982	$14,245	$631	$530,596

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

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

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

໿

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$1,386	$317
Equity securities	319	2,830
Total gross realized and unrealized gains	1,705	3,147

Gross realized and unrealized losses:
Debt securities	(148)	(400)
Equity securities	(4,382)	(446)
Total gross realized and unrealized losses	(4,530)	(846)
Net realized and unrealized gains (losses) on investments	$(2,825)	$2,301

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net realized and unrealized gains (losses)	$(4,063)	$2,384
Less:
Net realized and unrealized gains (losses) on securities sold	(635)	326
Net realized and unrealized gains (losses) recognized during the period still held as of the end-of-period	$(3,428)	$2,058

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

໿

	March 31, 2020
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$33,374	$33,413
Over one through five years	170,802	171,418
Over five through ten years	158,874	161,147
Over ten years	171,501	176,857
	534,551	542,835
Debt securities, held-to-maturity:
One year or less	285	286
Over one through five years	3,846	3,833
Over five through ten years	39	39
Over ten years	101	103
	4,271	4,261
Total	$538,822	$547,096

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest income	$3,822	$3,657
Dividends income	70	53
Net investment income	$3,892	$3,710

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
March 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$810	$1	$268	$12	$1,078	$13
Obligations of states and political subdivisions	5,544	37	—	—	5,544	37
Corporate	117,591	5,754	—	188	117,591	5,942
International	13,330	1,079	132	38	13,462	1,117
	137,275	6,871	400	238	137,675	7,109

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,222	65	2,222	65
Corporate	235	6	—	—	235	6
International	—	—	—	—	—	—
	235	6	2,222	65	2,457	71
Total investments, excluding equity securities	$137,510	$6,877	$2,622	$303	$140,132	$7,180

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$49,833	$409	$2,218	$17	$52,051	$426
Obligations of states and political subdivisions	6,810	22	—	—	6,810	22
Corporate	15,872	94	7,694	38	23,566	132
International	3,856	10	179	2	4,035	12
	76,371	535	10,091	57	86,462	592

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,287	39	2,287	39
Corporate	—	—	—	—	—	—
International	—	—	—	—	—	—
	—	—	2,287	39	2,287	39
Total investments, excluding equity securities	$76,371	$535	$12,378	$96	$88,749	$631

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

As of March 31, 2020, the Company held a total of 522 debt securities that were in an unrealized loss position, of which 15 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 203 debt securities that were in an unrealized loss position, of which 24 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.5 million and $11.2 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of March 31, 2020 and December 31, 2019, respectively.

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

The combined FNIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2018 and all private layers have prepaid automatic reinstatement protection, which afforded the Company additional coverage for subsequent events. These private market excess of loss treaties structure coverage into layers, with a cascading feature such that substantially all layers attach after $20.0 million in losses for FNIC and after $3.0 million in losses for MNIC. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. Given market conditions, FNIC has elected not to purchase any multiple year protection and terminated the second year of the $89.0 million of multiple year protection that FNIC purchased in 2017 on a two-year basis. FNIC also had $156.0 million of multiple year protection that expired on June 30, 2018. The overall reinsurance programs are with reinsurers that currently have an A.M. Best or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FNIC’s non-Florida excess of loss reinsurance treaties afforded us an additional $23.0 million of aggregate coverage with first event coverage totaling $5.0 million and second event coverage totaling $18.0 million, with the incremental $13.0 million of second event coverage applying to hurricane losses only. The end result is a non-Florida retention of $15.0 million for the first event and $2.0 million for the second event though these retentions are reduced to $7.5 million and $1.0 million after taking into account the profit-sharing agreement that FNIC has with the nonaffiliated managing general underwriter that writes FNIC non-Florida property

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

business. FNIC’s non-Florida reinsurance program cost included $2.0 million for this private reinsurance, including prepaid automatic premium reinstatement protection.

2019-2020 Catastrophe Excess of Loss Reinsurance Program
Given the December 2, 2019 acquisition of the Maison Companies, the Company and PIH agreed to combine FNIC, MNIC, and MIC under a single reinsurance program allowing the carriers to capitalize on efficiencies, spread of risk and scale.

The combined reinsurance treaties provide approximately $1.3 billion of single-event reinsurance coverage in excess of a $27 million retention for catastrophic losses on the first event (and $15 million on the second and third events), including hurricanes, and aggregate coverage of $1.9 billion, at an approximate total cost of $224.3 million.

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

As indicated above, FNIC, MIC and MNIC's combined 2019-2020 reinsurance program is estimated to cost $224.3 million. This amount includes approximately $178.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.9 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC, MNIC, and MIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate reinsurance ceded premium cost. The allocation methodology by which FNIC, MNIC, and MIC determines their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

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
March 31, 2020

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

On July 1, 2018, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at a 2%, cession and is subject to certain limitations. In addition, this quota-share allowed FNIC to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis.

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

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of March 31, 2020 and December 31, 2019.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	March 31,	December 31,
	2020	2019
	(In thousands)
Reinsurance recoverable on paid losses	$48,544	$45,186
Reinsurance recoverable on unpaid losses	212,606	164,429
Reinsurance recoverable, net	$261,150	$209,615

As of March 31, 2020, and December 31, 2019, the Company had reinsurance recoverable of $210.5 million and $163.7 million, respectively as a result of Hurricanes Michael and Irma. All reinsurers in our excess-of-loss reinsurance programs have an A.M. Best or Standard & Poor’s rating of “A-“ or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net Premiums Written
Direct	$172,962	$132,233
Ceded	(13,766)	(11,793)
	$159,196	$120,440
Net Premiums Earned
Direct	$175,574	$138,367
Ceded	(69,664)	(49,583)
	$105,910	$88,784

7. ALLOWANCES FOR CREDIT LOSS

Overview

There is significant risk and judgment involved in determining estimates of our allowances for credit loss, which reduce the amortized cost of an asset to produce an estimate of the net amount that will be collected over the asset's contractual life. Longer time horizons generally present more uncertainty in expected cash flow. We evaluate the expected credit loss of assets on an individual basis, except in cases where assets collectively share similar risk characteristics where we pool them together. We evaluate and estimate our allowances for credit loss by considering reasonable, relevant and supportable available information.

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

	Debt
	Securities,		Reinsurance
	Held-to-	Premiums	Recoverable,
	Maturity	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2019	$—	$159	$—	$159
Cumulative effect of new accounting standard (1)	1	—	32	33
Credit loss expense (recovery) (2)	1	30	21	52
Balance as of March 31, 2020	$2	$189	$53	$244

(1)Refer to Note 2 above for information about our adoption of ASU 2016-13 on January 1, 2020.
(2)Reflected in commissions and other underwriting expenses on the consolidated statements of comprehensive income (loss).

Accrued investment income is included in other assets on the consolidated balance sheet. We immediately write-off accrued investment income if it becomes uncollectible, therefore we do not measure or record an allowance for credit losses.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

Investments

Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. This policy currently limits investment in non-investment-grade debt securities (including high-yield bonds), and limits total investments in preferred stock, common stock and mortgage notes receivable. We also comply with applicable laws and regulations that further restrict the type, quality and concentration of our investments. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Our investment portfolio has inherent risks because it contains volatility associated with market pricing and interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates or credit worthiness. The effects of market volatility, declining economic conditions, such as a U.S. or global economic slowdown, whether due to COVID-19, or other factors, could adversely impact the credit quality of securities in our portfolio and may have unforeseen consequences on the liquidity and financial stability of the issuers of securities we hold.

Our debt securities portfolio includes securities that:

•Are explicitly guaranteed by a sovereign entity that can print its own currency;
•The currency is routinely held by central banks, used in international commerce and commonly viewed as a reserve currency; and
•Have experienced a consistent high credit rating by rating agencies and a long history with no credit losses.

We believe if these governments were to technically default it is reasonable to assume an expectation of immaterial losses, even in the current strained market conditions. Refer to Note 5 above for the balances of these sovereign debt securities, which are reported in the following investment categories:

•United States government obligations and authorities;
•Obligations of states and political subdivisions; and
•International.

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of January 1, 2020, and March 31, 2020. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

Our equity investments are measured at fair value through net income (loss), therefore they do not require an allowance for credit loss.
We measure and record our valuation allowances for credit losses on our held-to-maturity corporate securities assets by multiplying the probability the asset would default within a given timeframe (“PD”) by the percentage of the asset not expected to be collected upon default, or loss given default (“LGD”), and multiplying that percentage by the amortized cost of the asset. We use market observable data for our PD and LGD assumptions.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

Premiums Receivable

We do have collectability risk, but our homeowners policy terms are one year or less and our policyholders are dispersed throughout the southeast United States, although the majority of our policyholders are located in Florida.

We write-off premiums receivable if the individual policy becomes uncollectible. Because collectively our premiums receivable share similar risk characteristics, we pool them to measure our valuation allowance for credit losses using an aging method approach. This method applies historical loss rates to levels of delinquency for our policy terms that are one year or less. Based upon historical collectability, adjusted for current and future economic conditions, we have measured and recorded our valuation allowances for premiums receivable.

The aging of our premiums receivable and associated allowance for credit loss as of March 31, 2020 was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
		(In thousands)
Amortized cost	$35,822	$2,507	$29	$9	$159		$38,526
Allowance for credit loss	—	(26)	(1)	(3)	(159)		(189)
Net	$35,822	$2,481	$28	$6	$—		$38,337

Reinsurance Recoverable

Refer to Note 6 above for details of our efforts to minimize our exposure to losses from a reinsurer’s inability to pay.

We measure and record our valuation allowances for credit losses on our reinsurance recoverables asset by multiplying the PD by the LGD and multiplying the result by the amortized cost of the asset. We use market observable data for our PD and LGD assumptions, and in cases where we are unable to observe LGD, we assume it is 100%.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

8. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross reserves, beginning-of-period	$324,362	$296,230
Less: reinsurance recoverable (1)	(164,429)	(166,396)
Net reserves, beginning-of-period	159,933	129,834

Incurred loss, net of reinsurance, related to:
Current year	69,365	67,048
Prior year loss development (redundancy) (2)	(117)	721
Ceded losses subject to offsetting experience account adjustments (3)	(295)	(930)
Prior years	(412)	(209)
Amortization of acquisition fair value adjustment	(23)	—
Total incurred loss and LAE, net of reinsurance	68,930	66,839

Paid loss, net of reinsurance, related to:
Current year	13,371	14,868
Prior years	52,423	41,974
Total paid loss and LAE, net of reinsurance	65,794	56,842

Net reserves, end-of-period	163,069	139,831
Plus: reinsurance recoverable (1)	212,606	234,293
Gross reserves, end-of-period	$375,675	$374,124

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

During the three months ended March 31, 2020, the Company experienced $0.1 million of favorable loss and LAE reserve development on prior accident years, which consists of redundancy in the homeowners line of business as a result of lower LAE expenses associated primarily with Hurricane Irma, mostly offset by adverse development in its commercial general liability line of business.

During the three months ended March 31, 2019, the Company experienced $0.7 million of favorable loss and LAE reserve redundancy in accident year 2017. The redundancy was the result of lower LAE expenses associated primarily with Hurricane Irma.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

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

9. LONG-TERM DEBT

Refer to Note 8 of our 2019 Form 10-K for information regarding our long-term debt.

10. INCOME TAXES

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act, or “CARES Act,” was signed into law on March 27, 2020. The CARES Act contains several relief provisions for corporations and lifts certain deduction limitations originally imposed by the Tax Cut and Jobs Act. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of net operating losses (“NOL”), temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. The Company has been evaluating the various provisions of the CARES Act. As described below, the Company did utilize the NOL provision in the first quarter of 2020.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 5.4% and 26.2% for the three months ended March 31, 2020 and 2019, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, and executive compensation as well as NOL carrybacks from the impact of the CARES Act.

The Company had an uncertain tax position of $0.4 million as of March 31, 2020 and December 31, 2019. The Company does not have a valuation allowance on its deferred income tax asset as of March 31, 2020 and December 31, 2019.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the Company recognized no benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

11. COMMITMENTS AND CONTINGENCIES

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
March 31, 2020

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

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Property Insurance Association of Louisiana (“PIAL”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer, we are required to participate in certain insurer solvency associations under the applicable laws in the states in which we do business.

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

Additional information related to our operating lease agreement for office space consisted of the following:

March 31,
2020
(In thousands)
Right-of-use asset	$7,938
Accrued rent	(216)
Right-of-use asset, net	$7,722

Lease liability	$7,938

Weighted average discount rate	4.70%
Weighted average remaining years of lease term	8.4

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Lease expense	$280	$260
Sublease income	(155)	—
Lease expense, net	$125	$260

Net cash provided by (used in) operating activities	$(89)	$(137)

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

12. SHAREHOLDERS' EQUITY

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

In December 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. This increased authorization will allow the Company to purchase up to $20 million of shares outstanding through December 31, 2020. During the three months ended March 31, 2020, the Company repurchased 523,583 shares of its common stock at a total cost of $6.8 million, which is an average price per share of $12.89. As of March 31, 2020, the remaining availability for future repurchases of our common stock under this program was $13.2 million. As of the filing of this report, the remaining availability of our common stock under this program was $10.0 million.

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
March 31, 2020

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Restricted stock	$353	$494
Performance stock	100	181
Total share-based compensation expense	$453	$675

Recognized tax benefit	$111	$171
Intrinsic value of options exercised	2	—
Fair value of restricted stock vested	1,032	927

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2020	38,850	$3.80
Granted	—	—
Exercised	(100)	3.30
Cancelled	—	—
Outstanding at March 31, 2020	38,750	$3.81

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

During the three months ended March 31, 2020 and 2019, the Board of Directors granted 210,272 and 140,156 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	255,345	$17.82
Granted	210,272	11.82
Vested	(58,633)	17.59
Cancelled	(15,990)	18.24
Outstanding at March 31, 2020	390,994	$14.62

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

໿

	Three Months Ended March 31,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$13,621	$(3,340)	$10,281	$(5,023)	$1,273	$(3,750)

Other comprehensive income (loss) before reclassification	(4,098)	1,004	(3,094)	11,528	(2,922)	8,606
Reclassification adjustment for realized losses (gains) included in net income	(1,238)	304	(934)	(2,301)	583	(1,718)
	(5,336)	1,308	(4,028)	9,227	(2,339)	6,888
Accumulated other comprehensive income (loss), end-of-period	$8,285	$(2,032)	$6,253	$4,204	$(1,066)	$3,138

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2020

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$2,133	$(3,865)

Weighted average number of common shares outstanding - basic	14,249	12,795

Net income (loss) per common share - basic	$0.15	$(0.30)

Weighted average number of common shares outstanding - basic	14,249	12,795
Dilutive effect of stock compensation plans	63	—
Weighted average number of common shares outstanding - diluted	14,312	12,795

Net income (loss) per common share - diluted	$0.15	$(0.30)

Dividends per share	$0.09	$0.08

Dividends Declared

In February 2020, our Board of Directors declared a $0.09 per common share dividend, payable in March 2020, to shareholders of record on February 14, 2020, amounting to $1.3 million.

In April 2020, our Board of Directors declared a $0.09 per common share dividend, payable in June 2020, to shareholders of record on May 15, 2020, amounting to $1.3 million.

14. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 13 above for information related to our dividend declared in April 2020.

Severe Weather Events

In the month of April 2020, five catastrophe events were cataloged by Property Claim Services in the states in which the Company writes property business. These events consisted of hail and wind related storms in the states of Texas, Louisiana, Florida and other states. As of the date of this report, we have 1,417 reported claims and $15.2 million gross incurred losses across all of our states that we do business in and across all three insurance carriers for these five severe weather events. Additionally, $6.3 million of the total $15.2 million gross incurred losses are from FNIC’s non-Florida business, which will be subject to a 50% profit-sharing arrangement with the non-affiliated managing general underwriter that writes this business.

Due to the recency of these events, the Company has not yet produced an estimate on the full financial impact of these severe weather events. An elevated level of severe weather events is not uncommon in the southeast United States during the second quarter.

The Company’s catastrophic reinsurance protection in place through June 30, 2020 provides coverage on each event if covered gross losses thereon exceed $20 million for FNIC’s Florida and/or non-Florida business. The retention amounts are $5 million and $3 million for MIC and MNIC’s businesses, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, please refer to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Forward-Looking Statements

This Form 10-Q or the documents that are incorporated by reference into this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized, or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in our 2019 Form 10-K, and discussed from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”), including this Form 10-Q.

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

Material Distribution Relationships

We are a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which we have been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida.

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) in which they underwrite our FNIC homeowners business outside of Florida.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of March 31, 2020, the total homeowners policies in-force was 380,000, of which 240,000 were in Florida and 140,000 were outside of Florida. As of December 31, 2019, the total homeowners policies in-force was 374,000, of which 241,000 were in Florida and 133,000 were outside of Florida.

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

Non-Florida
Our non-Florida FNIC homeowners insurance products, produced through our partnership with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.6 million. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

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

Other Insurance Lines of Business
FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida, Louisiana, Texas, Alabama, South Carolina and Mississippi. FNIC plans to file an admitted flood endorsement as an alternative to the NFIP program. MIC writes flood insurance through a partnership with Bintech who assumes 100% of the risk, in Louisiana only.

See the discussion in Item 1: “Business” in our 2019 Form 10-K, for additional information with respect to our business.

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

COVID-19 Impact

To slow and limit the COVID-19 outbreak and protect individuals and the health care systems worldwide, local and Federal governments have taken containment actions, including travel restrictions, testing, contact tracing and lockdowns. Companies have required working from home and in many cases laid off employees. These factors among others have caused global financial markets to experience extreme volatility and disruptions to capital and credit markets. In advance of government mandates, we implemented procedures to help reduce the spread of the outbreak, including having most of our employees work remotely, that are intended to prioritize the safety and health of our employees. In addition, we remained focused on the needs of our insureds and independent agents and fulfilling regulatory requirements and guidelines. During the first quarter of 2020, we did not see a material impact of COVID-19 to our operations, financial condition and results. We cannot at this time determine the comprehensive effect of the outbreak for the remainder of 2020. We currently believe, however, that we have limited, if any, exposure to the pandemic based on our product offerings and contractual coverages, although possible actions that our regulators or other governmental or judicial entities may take may materially adversely impact our coverages in both a retrospective and go-forward manner. We continue our focus on maintaining the safety, security and health of all our stakeholders, including policyholders, employees, partner agents, vendors and shareholders, and monitoring the impacts of the pandemic on our operations, financial condition and results. Based on the Company's already existing business continuity plan, which we have implemented to address local catastrophes events, and based on our financial condition and anticipated operating cash flows, we currently expect to continue to meet our working capital and operating expenditure requirements, even if there is further economic downturn from the pandemic.

Please refer to “Part II, Item 1A., Risk Factors” for more information.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2019 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	March 31,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$172,962	30.8%	$132,233
Gross premiums earned	175,574	26.9%	138,367
Ceded premiums	(69,664)	40.5%	(49,583)
Net premiums earned	105,910	19.3%	88,784
Net investment income	3,892	4.9%	3,710
Net realized and unrealized investment gains (losses)	(2,825)	(222.8)%	2,301
Direct written policy fees	3,466	45.0%	2,391
Other income	5,256	31.0%	4,011
Total revenues	115,699	14.3%	101,197

Costs and expenses:
Losses and loss adjustment expenses	68,930	3.1%	66,839
Commissions and other underwriting expenses	36,355	28.8%	28,234
General and administrative expenses	6,245	(1.0)%	6,311
Interest expense	1,915	(62.1)%	5,051
Total costs and expenses	113,445	6.6%	106,435

Income (loss) before income taxes	2,254	(143.0)%	(5,238)
Income tax expense (benefit)	121	(108.8)%	(1,373)
Net income (loss)	$2,133	(155.2)%	$(3,865)

Ratios to net premiums earned:
Net loss ratio	65.1%		75.3%
Net expense ratio	40.2%		38.9%
Combined ratio	105.3%		114.2%

(1)Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$115,699	$101,197
Less:
Net realized and unrealized investment gains (losses)	(2,825)	2,301
Adjusted operating revenues	$118,524	$98,896

Net Income (Loss)
Net income (loss)	$2,133	$(3,865)
Less:
Net realized and unrealized investment gains (losses)	(2,132)	1,718
Acquisition and other costs	(27)	(520)
Amortization of identifiable intangibles	(28)	—
Gain (loss) on early extinguishment of debt	—	(2,669)
Adjusted operating income (loss)	$4,320	$(2,394)

Income tax rate assumed for reconciling items above	24.52%	25.35%

Revenue

Total revenue increased $14.5 million or 14.3%, to $115.7 million for the three months ended March 31, 2020, compared with $101.2 million for the three months ended March 31, 2019. The increase was driven by net premiums growth, including the effect of the acquisition of Maison, partially offset by net investment losses, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$111,547	$103,963
Homeowners non-Florida	57,942	25,320
Federal flood	3,660	3,004
Non-core	(187)	(54)
Total gross premiums written	$172,962	$132,233

Gross premiums written increased $40.8 million, or 30.8%, to $173.0 million in the quarter compared with $132.2 million for the same three-month period last year. Gross premiums written increased due to organic non-Florida growth, and $17.6 million from Maison, 96% of which was non-Florida. Our organic non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which has allowed us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 31.1%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$116,100	$112,672
Homeowners non-Florida	55,525	21,170
Federal flood	4,136	3,467
Non-core	(187)	1,058
Total gross premiums earned	$175,574	$138,367

Gross premiums earned increased $37.2 million, or 26.9%, to $175.6 million for the three months ended March 31, 2020, as compared to $138.4 million for the three months ended March 31, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $19.8 million from the acquisition of Maison.

Ceded Premiums Earned

Ceded premiums earned increased $20.1 million, or 40.5%, to $69.7 million in the quarter, compared to $49.6 million in the same three-month period last year. The increase was driven by higher gross earned premiums, including Maison, as well as an increase in our excess of loss reinsurance spend.

Net Investment Income

Net investment income increased $0.2 million, or 4.9%, to $3.9 million during the three months ended March 31, 2020, as compared to $3.7 million during the three months ended March 31, 2019. The increase was primarily due to fixed income portfolio growth from the Maison acquisition.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) decreased $5.1 million, to $(2.8) million for the three months ended March 31, 2020, compared to $2.3 million in the prior year period. We recognized $(3.3) million and $2.3 million in unrealized investment gains (losses) for equity securities during these respective periods. The unrealized losses for the current year was due to market volatility and declining economic conditions resulting from COVID-19.

Direct Written Policy Fees

Direct written policy fees increased $1.1 million, or 45.0%, to $3.5 million for the three months ended March 31, 2020, compared with $2.4 million for the three months ended March 31, 2019. The increase is primarily driven by the fees associated with Maison’s premiums and, to a lesser extent, organic non-Florida growth.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	March 31,
	2020	% Change	2019
	(Dollars in thousands)
Other income:
Commission income	$785	71.4%	$458
Brokerage	4,037	28.8%	3,134
Financing and other revenue	434	3.6%	419
Total other income	$5,256	31.0%	$4,011

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the first quarter of 2020 as compared to the first quarter of 2019.

Expenses

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses (“LAE”) increased $2.1 million, or 3.1%, to $68.9 million for the three months ended March 31, 2020, compared with $66.8 million for the same three-month period last year. The net loss ratio decreased 10.2 percentage points, to 65.1% in the current quarter, as compared to 75.3% in the first quarter of 2019. The lower loss ratio was primarily the result of lower weather-related net losses when comparing the periods, as 2020 included $10.4 million, net of reinsurance (of which, $3.5 million were from FNIC's non-Florida losses, which are subject to a 50% profit-sharing agreement) and 2019 included $19.0 million from the Brevard County, Florida hail storm. Additionally, higher gross premiums earned volume drove approximately $10.0 million of higher losses as compared to 2019.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,827	$13,222
All others	11,618	5,267
Ceding commissions	(2,899)	(2,784)
Total commissions	22,546	15,705

Fees	1,114	679
Salaries and wages	3,598	3,322
Other underwriting expenses	9,097	8,528
Total commissions and other underwriting expenses	$36,355	$28,234

Commissions and other underwriting expenses increased $8.2 million, or 28.8%, to $36.4 million for the three months ended March 31, 2020, compared with $28.2 million for the three months ended March 31, 2019. The increase was driven by higher non-Florida acquisition related costs as a result of premium growth. As noted above, we have a 50% profit-sharing agreement with our managing general underwriter on FNIC's non-Florida business, therefore profitable growth in this business resulted in the increase in other underwriting expenses. This increase was partially offset by higher non-Florida incurred losses from severe weather events

(as previously discussed in the Losses and Loss Adjustment Expenses section) in the first quarter of 2020, resulting in a $1.8 million reduction of expenses.

The net expense ratio increased 1.3 percentage points to 40.2% in the first quarter of 2020, as compared to 38.9% in the first quarter of 2019 primarily due to higher catastrophe reinsurance costs reducing net earned premium. Refer to the discussion above for more information.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million by 1.0% to $6.2 million for the three months ended March 31, 2020 compared to $6.3 million in the first quarter of 2019. The decrease was the result of lower professional fees and other costs as compared to the prior year.

Interest Expense

Interest expense decreased $3.2 million to $1.9 million for the three months ended March 31, 2020, compared with $5.1 million in the prior year period, which included $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs. This decline was partially offset by the fact that our March 2019 debt offering was only outstanding for a portion of the first quarter of 2019.

Income Taxes

Income taxes (benefits) increased $1.5 million, to $0.1 million for the three months ended March 31, 2020, compared to $(1.4) million for the three months ended March 31, 2019. The increase in income tax expense is predominantly the result of higher income during the current quarter as compared to the first quarter of 2019. The increase was partially offset by the fact during the third quarter of 2019 the State of Florida announced a reduction in its state income tax rate from 5.5% to 4.5%, effective January 1, 2019. This new tax rate will be in place until at least December 31, 2021.

Severe Weather Events Experienced in April 2020

The Company’s strategy over the past few years has been, and continues to be, to write more property insurance business beyond its home state of Florida. This strategy exposes the company to more active weather losses primarily during the second quarter of each year as a result of tornado and hail activity that is more prevalent during the second quarter in multiple states in which we operate including Texas, Louisiana, South Carolina, Alabama and Mississippi.

Refer to Note 14 of the notes to our Consolidated Financial Statements for information regarding of severe weather events the Company experienced in the month of April 2020.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of March 31, 2020, the Company held $564.4 million in investments. Cash and cash equivalents decreased $10.2 million, to $123.2 million as of March 31, 2020, compared with $133.4 million as of December 31, 2019. Total shareholders’ equity decreased $9.5 million, to $239.2 million as of March 31, 2020, compared with $248.7 million as of December 31, 2019 due primarily to repurchases of common stock and unrealized losses on our bond portfolio, partially offset by net income.

Historically, we have met our liquidity requirements primarily through cash generated from operations. On March 5, 2019, the Company closed on an offering of $100 million of Senior Unsecured Notes due 2029, which bear interest at the annual rate of 7.5%. The net proceeds of the offering were in part used to redeem all $45 million of the Company's Senior Unsecured Fixed Rate Notes due 2022 and the Company's Senior Notes due 2027. Additionally, the remaining cash from the offering was used to purchase the Maison Companies and for other general corporate purposes, including repurchases of shares of our common stock and managing the capital needs of our subsidiaries. Refer to Notes 3 and 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of the 2019 Form 10-K, for additional information regarding the 2029 Notes as well as the acquisition of the Maison Companies.

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's actual debt to capital ratio as of March 31, 2020 was approximately 29%.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2019 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of March 31, 2020 and December 31, 2019, FNIC’s statutory surplus, which includes MNIC was $134.1 million and $141.8 million, respectively. As of March 31, 2020 and December 31, 2019, MIC’s statutory surplus was $52.5 million and $50.7 million, respectively.

Based upon the 2019 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases.  The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200.0% of the ACL amount.  The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150.0% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC, MNIC and MIC had ratios of statutory surplus to its ACL of 323.9%, 1,128.7% and 305.7%, respectively, as of December 31, 2019.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows and the proceeds of our debt offering as described above, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Please see "COVID-19 Impact" above for a discussion of the potential impact of the COVID-19 pandemic on us. We currently believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs, and satisfy the covenants in our senior notes. Future growth strategies may require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that any such financing would not negatively impact our results of operations. We expect to continue declaring and paying dividends at comparable levels, subject to our future liquidity needs and reserve requirements.

Subject to our compliance with capital requirements as described above, we may consider various opportunities to deploy our capital, including repurchases of our common stock if such repurchases represent a more favorable use of available capital.

Operating Activities

Net cash provided by operating activities increased to $21.4 million in the three months ended March 31, 2020 compared to net cash used of $6.8 million in the same period in 2019. This increase reflects higher net premiums collected, partially offset by higher expenses paid, including those related to commissions and underwriting expenses and losses and loss adjustment expenses, in the first three months of 2020 as compared to the corresponding period in 2019.

Investing Activities

Net cash used in investing activities of $23.6 million in the three months ended March 31, 2020 reflected purchases of debt and equity investment securities of $138.4 million, partially offset by sales, maturities and redemptions of our debt and equity investment securities of $116.0 million. Net cash used in investing activities of $6.5 million in the three months ended March 31, 2019 reflected purchases of debt and equity investment securities of $64.9 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $59.0 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 of $7.9 million primarily reflects repurchases of FedNat Holding Company common stock of $6.6 million and dividends paid of $1.3 million. Net cash provided by financing activities of $49.4 million for the three months ended March 31, 2019 primarily reflects issuance of long-term debt, net of issuance costs, of $98.5 million, partly offset by payment of long-term debt of $48.0 million.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2020.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2019 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2020, approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 99% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

There have been no material changes to the Company’s exposures to market risks since December 31, 2019. Please refer to the 2019 Form 10-K for a complete discussion of the Company’s exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

Refer to Note 11 to our Consolidated Financial Statements set forth in Part I, “Financial Statements” for information about legal proceedings.

Item 1A.  Risk Factors

Our operations, financial condition and results could be adversely affected by COVID-19.

We continue to closely monitor developments related to COVID-19 to assess any potential impact on our business. Because this is an evolving and highly uncertain situation (including possible actions that our regulators or other governmental or judicial entities may take in both a retrospective and go-forward manner) it is not possible at this time to provide an estimate of potential insurance, reinsurance, or investment exposure or any other indirect effects the pandemic may have on our results of operations, financial condition or liquidity. However, material disruptions to the Company caused by the pandemic could include:

•Although we believe that our product offerings and contractual coverages limit our exposure to claims related to COVID-19, there is a risk that legislative, regulatory, judicial or social influences may extend coverage beyond our contractual obligations or may result in an increase in the frequency or severity of claims beyond expected levels.
•Volatile and illiquid financial global financial markets resulting from the outbreak may adversely impact the fair value or credit quality of securities in our investment portfolio.
•Reduced liquidity, higher operating costs and strained profitability from legislative, regulatory or judicial actions may result in denials of rate increases, require premium payment grace periods, prevent cancellations for non-payment of premium, or require us to cover losses for excluded coverages.
•A decline in demand for our product offerings or declining ability or willingness of our policy holders to pay premiums may reduce our revenues.
•We may require additional liquidity at a time when our cost of capital increases and/or access to capital is hampered.
•Social distancing impedes observing certain claims on-site and, in some cases, may adversely impact our ability to properly assess certain claims.
•The economic effects adversely impacting the liquidity and financial stability of our reinsurers may cause an increase in our reinsurance costs and/or counterparty risk with resulting write-offs of reinsurance recoverables.
•Market volatility and declining economic conditions adversely impacting the liquidity and financial stability of the issuers of securities we hold may result in realized losses.
•Our ability to maintain relationships with key vendors, and those vendors’ willingness or ability to perform services for us as expected, may be adversely impacted.
•We may experience cyber security losses due to our employees working remotely.

Therefore, a prolonged period of commercial disruption, reduced economic activity, high unemployment, extreme market volatility, disruptions to capital and credit markets, and other consequences of the COVID-19 pandemic could have a material adverse impact on our operations, financial condition and results.

As a property and casualty insurer, we may be impacted by different severe weather events at different times of the year.

Our homeowners business is impacted by catastrophic and other severe weather events, which may cause our operating results and financial condition to vary significantly from one period to the next. The incidence and severity of weather conditions are largely unpredictable, although certain types of events are more likely to occur during particular times of year. For example, hurricane season in the Atlantic and Caribbean oceans and in the Gulf of Mexico is from June 1st to November 30th of each year, with the peak occurrence of storms typically from mid-August to late October. By comparison, severe storms resulting in hail and tornados are more likely to occur in the spring in the states in which we operate. The nature of spring storms also tends to result in multiple occurrences, none of which would typically exceed our catastrophe reinsurance retention on an individual basis. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

There have been no other material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s 2019 Form 10-K. Please refer to that section for those additional disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended March 31, 2020 by or on behalf of FNHC:
໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
January 2020	105,102	$15.98	105,102	$8,320,010
February 2020	100,046	15.18	100,046	6,801,534
March 2020	318,435	11.15	318,435	13,249,952

໿
(1)In December 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. As of March 31, 2020, the remaining availability for future repurchases of our common stock was $13.2 million. Any such purchases would be made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
10.1	FHCF Supplement Layer Reinsurance Contract effective June 1, 2020 between FedNat Insurance Company and subscribing reinsurers*
10.2
Form of Reimbursement Contract effective June 1, 2020 between the State Board of Administration of the State of Florida, as administrator of the Florida Hurricane Catastrophe Fund, and each of FedNat Insurance Company; Monarch National Insurance Company; and Maison Insurance Company**

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
** Filed herewith.
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

Date: May 6, 2020