Form 10-Q
period 2020-06-30
FedNat Holding Co
filed 2020-08-07
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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
As of August 3, 2020, the registrant had 13,703,175 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	June 30,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $536,896 and $512,645, respectively)	$555,961	$526,265
Debt securities, held-to-maturity, at amortized cost	—	4,337
Equity securities, at fair value	18,040	20,039
Total investments	574,001	550,641
Cash and cash equivalents	163,910	133,361
Prepaid reinsurance premiums	81,564	145,659
Premiums receivable, net of allowance of $150 and $159, respectively	49,632	41,422
Reinsurance recoverable, net of allowance of $34 and $0, respectively	228,709	209,615
Deferred acquisition costs and value of business acquired, net	63,022	56,136
Current and deferred income taxes, net	11,408	2,552
Goodwill	10,997	10,997
Other assets	31,543	28,633
Total assets	$1,214,786	$1,179,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$387,723	$324,362
Unearned premiums	383,739	360,870
Reinsurance payable	67,876	102,467
Long-term debt, net of deferred financing costs of $1,397 and $1,478, respectively	98,603	98,522
Deferred revenue	6,984	6,856
Other liabilities	48,181	37,246
Total liabilities	993,106	930,323

Commitments and contingencies (see Note 11)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,703,175 and 14,414,821 issued and outstanding, respectively	137	144
Additional paid-in capital	168,485	167,677
Accumulated other comprehensive income (loss)	14,390	10,281
Retained earnings	38,668	70,591
Total shareholders’ equity	221,680	248,693
Total liabilities and shareholders' equity	$1,214,786	$1,179,016

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$111,478	$92,306	$217,388	$181,090
Net investment income	3,341	4,259	7,233	7,969
Net realized and unrealized investment gains (losses)	10,383	1,955	7,558	4,256
Direct written policy fees	3,593	2,403	7,059	4,794
Other income	5,224	4,378	10,480	8,389
Total revenues	134,019	105,301	249,718	206,498

Costs and expenses:
Losses and loss adjustment expenses	129,916	65,340	198,846	132,179
Commissions and other underwriting expenses	29,270	22,562	65,625	50,796
General and administrative expenses	5,663	5,779	11,908	12,090
Interest expense	1,915	1,915	3,830	6,966
Total costs and expenses	166,764	95,596	280,209	202,031

Income (loss) before income taxes	(32,745)	9,705	(30,491)	4,467
Income tax expense (benefit)	(11,266)	2,595	(11,145)	1,222
Net income (loss)	$(21,479)	$7,110	$(19,346)	$3,245

Net Income (Loss) Per Common Share
Basic	$(1.57)	$0.55	$(1.38)	$0.25
Diluted	(1.57)	0.55	(1.38)	0.25

Weighted Average Number of Shares of Common Stock Outstanding
Basic	13,714	12,844	13,981	12,820
Diluted	13,714	12,883	13,981	12,876

Dividends Declared Per Common Share	$0.09	$0.08	$0.18	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$(21,479)	$7,110	$(19,346)	$3,245

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	8,137	6,122	4,109	13,010
Comprehensive income (loss)	$(13,342)	$13,232	$(15,237)	$16,255

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of April 1, 2020	$—	13,949,971	$139	$168,130	$6,253	$64,652	$239,174
Net income (loss)	—	—	—	—	—	(21,479)	(21,479)
Other comprehensive income (loss)	—	—	—	—	8,137	—	8,137
Dividends declared	—	—	—	—	—	(1,258)	(1,258)
Shares issued under share-based compensation plans	—	29,856	1	—	—	—	1
Repurchases of common stock	—	(276,652)	(3)	—	—	(3,247)	(3,250)
Share-based compensation	—	—	—	355	—	—	355
Balance as of June 30, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of April 1, 2019	$—	12,836,401	$128	$141,803	$3,138	$72,847	$217,916
Net income (loss)	—	—	—	—	—	7,110	7,110
Other comprehensive income (loss)	—	—	—	—	6,122	—	6,122
Dividends declared	—	—	—	—	—	(1,046)	(1,046)
Shares issued under share-based compensation plans	—	12,918	—	—	—	—	—
Share-based compensation	—	—	—	683	—	—	683
Balance as of June 30, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(19,346)	(19,346)
Other comprehensive income (loss)	—	—	—	—	4,109	—	4,109
Dividends declared	—	—	—	—	—	(2,560)	(2,560)
Shares issued under share-based compensation plans	—	88,589	1	—	—	—	1
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)
Share-based compensation	—	—	—	808	—	—	808
Balance as of June 30, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259
Net income (loss)	—	—	—	—	—	3,245	3,245
Other comprehensive income (loss)	—	—	—	—	13,010	—	13,010
Dividends declared	—	—	—	—	—	(2,087)	(2,087)
Shares issued under share-based compensation plans	—	64,875	—	—	—	—	—
Share-based compensation	—	—	—	1,358	—	—	1,358
Balance as of June 30, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$(19,346)	$3,245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(7,558)	(4,256)
Loss (gain) on early extinguishment of debt	—	3,575
Amortization of investment premium or discount, net	1,092	354
Depreciation and amortization	1,105	725
Share-based compensation	808	1,358
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	64,095	25,796
Premiums receivable, net	(8,210)	(1,448)
Reinsurance recoverable, net	(19,126)	12,111
Deferred acquisition costs and value of business acquired, net	(6,886)	(6,103)
Income taxes, net	(10,184)	(1,566)
Deferred revenue	128	537
Loss and loss adjustment expense reserves	63,361	(27,495)
Unearned premiums	22,869	21,816
Reinsurance payable	(34,591)	(10,839)
Other	9,583	7,787
Net cash provided by (used in) operating activities	57,140	25,597
Cash flow from investing activities:
Proceeds from sales of equity securities	5,706	2,242
Proceeds from sales of debt securities	308,760	96,247
Purchases of equity securities	(4,451)	(2,971)
Purchases of debt securities	(349,807)	(117,564)
Maturities and redemptions of debt securities	28,339	18,249
Purchases of property and equipment	(2,161)	(741)
Net cash provided by (used in) investing activities	(13,614)	(4,538)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	98,390
Payment of long-term debt and prepayment penalties	—	(48,000)
Purchases of FedNat Holding Company common stock	(10,418)	—
Issuance of common stock for share-based awards	1	—
Dividends paid	(2,560)	(2,085)
Net cash provided by (used in) financing activities	(12,977)	48,305
Net increase (decrease) in cash and cash equivalents	30,549	69,364
Cash and cash equivalents at beginning-of-period	133,361	64,423
Cash and cash equivalents at end-of-period	$163,910	$133,787

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Six Months Ended
	June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$3,750	$902
Cash paid (received) during the period for income taxes	(923)	2,732

Significant non-cash investing and financing transactions:
Right-of-use asset	(7,772)	(7,998)
Lease liability	7,772	7,998

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2020

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 21.2% and 23.9% were from Allstate’s network of Florida agents, for the three months ended June 30, 2020 and 2019, respectively. As a percentage of the total homeowners premiums we underwrote, 20.9% and 23.4% were from Allstate’s network of Florida agents, for the six months ended June 30, 2020 and 2019, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 27.2% and 22.0% of the Company’s premiums were underwritten by SageSure, for the three months ended June 30, 2020 and 2019, respectively. As a percentage of the total homeowners premiums, 25.8% and 21.0% of the Company’s premiums were underwritten by SageSure, for the six months ended June 30, 2020 and 2019, respectively. As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. In addition, refer to Note 6 for information regarding a fully collateralized quota-share treaty.

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
June 30, 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2019 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the six months ended June 30, 2020.

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
June 30, 2020

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

Revenues and net loss of the business acquired were $16.8 million and $6.8 million, respectively for the three months ended June 30, 2020. Revenues and net loss of the business acquired were $32.3 million and $5.1 million, respectively for the six months ended June 30, 2020.

The following unaudited pro forma condensed consolidated statements of operations of the Company assume that the acquisition of the Maison Companies was completed on January 1, 2019:

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2019	June 30, 2019
	(In thousands)
Revenue	$118,995	$237,616
Net income (loss)	2,848	(547)

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
June 30, 2020

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$58,888	$136,740	$—	$195,628
Obligations of states and political subdivisions	—	23,213	—	23,213
Corporate securities	—	308,737	—	308,737
International securities	—	28,383	—	28,383
Debt securities, at fair value	58,888	497,073	—	555,961

Equity securities, at fair value	16,858	1,182	—	18,040

Total investments, at fair value	$75,746	$498,255	$—	$574,001
໿

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$83,764	$110,429	$—	$194,193
Obligations of states and political subdivisions	—	24,020	—	24,020
Corporate securities	—	278,302	—	278,302
International securities	—	29,750	—	29,750
Debt securities, at fair value	83,764	442,501	—	526,265

Equity securities, at fair value	17,361	2,678	—	20,039

Total investments, at fair value	$101,125	$445,179	$—	$546,304

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2020	$—	$—	$—	$—
December 31, 2019	3,453	878	—	4,331

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
June 30, 2020

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of June 30, 2020 and December 31, 2019. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 or December 31, 2019, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2020 and 2019.

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$192,968	$2,860	$200	$195,628
Obligations of states and political subdivisions	22,414	799	—	23,213
Corporate	294,159	15,163	585	308,737
International	27,355	1,089	61	28,383
	$536,896	$19,911	$846	$555,961
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

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

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$9,403	$834	$10,789	$1,151
Equity securities	1,886	1,477	2,205	4,307
Total gross realized and unrealized gains	11,289	2,311	12,994	5,458

Gross realized and unrealized losses:
Debt securities	(2,339)	(120)	(2,487)	(520)
Equity securities	1,433	(236)	(2,949)	(682)
Total gross realized and unrealized losses	(906)	(356)	(5,436)	(1,202)
Net realized and unrealized gains (losses) on investments	$10,383	$1,955	$7,558	$4,256

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net realized and unrealized gains (losses)	$3,319	$1,241	$(744)	$3,625
Less:
Net realized and unrealized gains (losses) on securities sold	53	(76)	(582)	250
Net realized and unrealized gains (losses) recognized during the period still held as of the end-of-period	$3,266	$1,317	$(162)	$3,375

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

໿

	June 30, 2020
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$36,092	$36,331
Over one through five years	186,332	193,816
Over five through ten years	138,456	145,727
Over ten years	176,016	180,087
Total	$536,896	$555,961

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$3,249	$4,169	$7,071	$7,826
Dividends income	92	90	162	143
Net investment income	$3,341	$4,259	$7,233	$7,969

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$52,573	$197	$149	$3	$52,722	$200
Obligations of states and political subdivisions	105	—	—	—	105	—
Corporate	25,597	585	—	—	25,597	585
International	4,962	60	206	1	5,168	61
	$83,237	$842	$355	$4	$83,592	$846

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$49,833	$409	$2,218	$17	$52,051	$426
Obligations of states and political subdivisions	6,810	22	—	—	6,810	22
Corporate	15,872	94	7,694	38	23,566	132
International	3,856	10	179	2	4,035	12
	$76,371	$535	$10,091	$57	$86,462	$592

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,287	39	2,287	39
Corporate	—	—	—	—	—	—
International	—	—	—	—	—	—
	—	—	2,287	39	2,287	39
Total investments, excluding equity securities	$76,371	$535	$12,378	$96	$88,749	$631

As of June 30, 2020, the Company held a total of 83 debt securities that were in an unrealized loss position, of which 3 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 203 debt securities that were in an unrealized loss position, of which 24 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.4 million and $11.2 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of June 30, 2020 and December 31, 2019, respectively.

Reclassification of Held-to-Maturity Securities to Available-for-Sale

The Company sold held-to-maturity securities with a carrying value of $70 thousand and realized a loss of less than $1 thousand during the second quarter of 2020 due to credit concerns for certain securities. The Company, as of the date of the aforementioned sales, reclassified its remaining held-to-maturity securities to available-for-sale. The held-to-maturity securities transferred had an amortized cost of $4.2 million and fair value of $4.3 million and resulted in $58 thousand of unrealized gains, pre-tax, recognized in other comprehensive income in the three and six months ended June 30, 2020.

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

As indicated above, FNIC, MIC and MNIC's combined 2019-2020 reinsurance program is estimated to cost $224.3 million. This amount includes approximately $178.5 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC, MNIC, and MIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate reinsurance ceded premium cost. The allocation methodology by which FNIC, MNIC, and MIC determines

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

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

2020-2021 Catastrophe Excess of Loss Reinsurance Program

The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2020. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $265.7 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention plus up to an additional $6 million in retention by retaining an approximate 8.6% co-participation of the next $70 million of limit after the first $25 million. More specifically, the Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors result in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which could create less broad coverage on events, if any, beyond two large events. As of June 30, 2020, the overall reinsurance Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the program is not collateralized or has a rating lower than “A-“ by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention.

The total Program cost includes approximately $221.4 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $44.3 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

Each carrier will share the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the Program’s $31 million per event retention based on a specific allocation formula. Both FNIC and MNIC increased their FHCF participation to 90% for the 2020 hurricane season, and MIC maintained its FHCF participation at 90%.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions are reduced to approximately $9 million and approximately $1 million after taking into account the profit-sharing agreement that FNIC has with SageSure. Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the Second and Third Florida hurricane loss to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminates on May 31, 2021.

The carriers’ cost and amounts of reinsurance are based on current analysis of exposure to catastrophic risk. The data is subjected to exposure level analysis at various dates through December 31, 2020. This analysis of the carriers’ exposure levels in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums in total, and by carrier, as a result of increases or decreases in the carriers’ exposure levels.

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

On July 1, 2019, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was set at a 10% cession and is subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. The treaty expired on July 1, 2020 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2020, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was set at a 10% cession and is subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

In addition, effective July 1, 2020, FNIC entered into a new quota-share treaty with Anchor Re, Inc., which is an Arizona captive reinsurance entity that is under the same ownership umbrella as SageSure. The treaty provides 50% quota-share reinsurance protection on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re, Inc. The financial economics of this treaty essentially supplement the 50% profit-sharing agreement that has been and will continue to be in place with SageSure. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. The Company expects FNIC will receive statutory surplus relief from this new quota-share treaty.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of June 30, 2020 and December 31, 2019.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	June 30,	December 31,
	2020	2019
	(In thousands)
Reinsurance recoverable on paid losses	$45,678	$45,186
Reinsurance recoverable on unpaid losses	183,031	164,429
Reinsurance recoverable, net	$228,709	$209,615

As of June 30, 2020, and December 31, 2019, the Company had reinsurance recoverable of $143.9 million and $163.7 million, respectively as a result of Hurricanes Michael and Irma.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net Premiums Written
Direct	$205,378	$169,170	$378,340	$301,403
Ceded	(60,751)	(62,339)	(74,517)	(74,132)
	$144,627	$106,831	$303,823	$227,271
Net Premiums Earned
Direct	$179,896	$141,220	$355,470	$279,587
Ceded	(68,418)	(48,914)	(138,082)	(98,497)
	$111,478	$92,306	$217,388	$181,090

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
June 30, 2020

individual basis, except in cases where assets collectively share similar risk characteristics where we pool them together. We evaluate and estimate our allowances for credit loss by considering reasonable, relevant and supportable available information.

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

	Debt
	Securities,		Reinsurance
	Held-to-	Premiums	Recoverable,
	Maturity	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2019	$—	$159	$—	$159
Cumulative effect of new accounting standard (1)	1	—	32	33
Credit loss expense (recovery) (2)	(1)	(9)	2	(8)
Balance as of June 30, 2020	$—	$150	$34	$184

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit losses is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of January 1, 2020, and June 30, 2020. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss as of June 30, 2020 was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
		(In thousands)
Amortized cost	$48,722	$866	$41	$20	$133		$49,782
Allowance for credit loss	—	(9)	(2)	(6)	(133)		(150)
Net	$48,722	$857	$39	$14	$—		$49,632

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
June 30, 2020

8. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Gross reserves, beginning-of-period	$324,362	$296,230
Less: reinsurance recoverable (1)	(164,429)	(166,396)
Net reserves, beginning-of-period	159,933	129,834

Incurred loss, net of reinsurance, related to:
Current year	192,109	132,087
Prior year loss development (redundancy) (2)	7,340	1,524
Ceded losses subject to offsetting experience account adjustments (3)	(528)	(1,432)
Prior years	6,812	92
Amortization of acquisition fair value adjustment	(75)	—
Total incurred loss and LAE, net of reinsurance	198,846	132,179

Paid loss, net of reinsurance, related to:
Current year	75,612	69,248
Prior years	78,475	64,830
Total paid loss and LAE, net of reinsurance	154,087	134,078

Net reserves, end-of-period	204,692	127,935
Plus: reinsurance recoverable (1)	183,031	140,800
Gross reserves, end-of-period	$387,723	$268,735

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

During the six months ended June 30, 2020, the Company experienced $7.3 million of unfavorable loss and LAE reserve development on prior accident years in its Florida homeowners and commercial general liability lines of business.

During the six months ended June 30, 2019, the Company experienced $1.5 million of unfavorable loss and LAE reserve development on prior accident years in its commercial general liability and personal automobile lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE associated primarily with Hurricane Irma.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

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

10. INCOME TAXES
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contains several relief provisions for corporations and lifts certain deduction limitations originally imposed by the Tax Cut and Jobs Act. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of net operating losses (“NOL”), temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. The Company has been evaluating the various provisions of the CARES Act. As described below, the Company did utilize the NOL provision in the current year.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 34.4% and 26.7% for the three months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 36.6% and 27.4% for the six months ended June 30, 2020 and 2019, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, and executive compensation as well as NOL carrybacks from the impact of the CARES Act.

The Company had an uncertain tax position of $0.4 million as of June 30, 2020 and December 31, 2019. The Company does not have a valuation allowance on its deferred income tax asset as of June 30, 2020 and December 31, 2019.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended June 30, 2020 and 2019, the Company recognized no benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

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

The Company reviews the outstanding matters, if any, on a quarterly basis. The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable. The Company records

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

such probable and estimable losses through the establishment of legal expense reserves. As events evolve, facts concerning litigation and contingencies become known and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Property Insurance Association of Louisiana (“PIAL”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer, we are required to participate in certain insurer solvency associations under the applicable laws in the states in which we do business. One form of assessment requires us to collect the assessment from our policyholders and then remit the collected amounts on to the assessing entity, which does not have any impact on our financial results. We are also subject to assessments that require us to pay the full amount of the assessment to the assessing entity and then we are permitted to make rate filings to allow us to recoup the amount of the assessment from our policyholders over time.

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
June 30, 2020

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

Additional information related to our operating lease agreement for office space consisted of the following:

June 30,
2020
(In thousands)
Right-of-use asset	$7,772
Accrued rent	(238)
Right-of-use asset, net	$7,534

Lease liability	$7,772

Weighted average discount rate	4.70%
Weighted average remaining years of lease term	8.2

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Lease expense	$279	$259	$559	$519
Sublease income	(114)	(78)	(269)	(78)
Lease expense, net	$165	$181	$290	$441

Net cash provided by (used in) operating activities	$(144)	$(115)	$(233)	$(252)

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

This increased authorization will allow the Company to purchase up to $20 million of shares outstanding through December 31, 2020. During the six months ended June 30, 2020, the Company repurchased 800,235 shares of its common stock at a total cost of $10.0 million, which is an average price per share of $12.50. As of June 30, 2020 and as of the filing of this report, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. No securities have been offered or sold under this registration statement.

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Restricted stock	$369	$502	$722	$996
Performance stock	(14)	181	86	362
Total share-based compensation expense	$355	$683	$808	$1,358

Recognized tax benefit	$87	$173	$198	$344
Intrinsic value of options exercised	2	—	4	—
Fair value of restricted stock vested	608	306	1,640	1,233

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2020	38,850	$3.80
Granted	—	—
Exercised	(300)	3.30
Cancelled	—	—
Outstanding at June 30, 2020	38,550	$3.81

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

During the six months ended June 30, 2020 and 2019, the Board of Directors granted 210,272 and 140,156 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	255,345	$17.82
Granted	210,272	11.82
Vested	(88,289)	18.58
Cancelled	—	—
Outstanding at June 30, 2020	377,328	$14.31

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

໿

	Three Months Ended June 30,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$8,285	$(2,032)	$6,253	$4,204	$(1,066)	$3,138
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	(58)	14	(44)	—	—	—
Other comprehensive income (loss) before reclassification	17,902	(4,389)	13,513	6,530	(1,655)	4,875
Reclassification adjustment for realized losses (gains) included in net income	(7,064)	1,732	(5,332)	1,670	(423)	1,247
	10,780	(2,643)	8,137	8,200	(2,078)	6,122
Accumulated other comprehensive income (loss), end-of-period	$19,065	$(4,675)	$14,390	$12,404	$(3,144)	$9,260

	Six Months Ended June 30,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$13,621	$(3,340)	$10,281	$(5,023)	$1,273	$(3,750)
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	(58)	14	(44)	—	—	—
Other comprehensive income (loss) before reclassification	13,804	(3,385)	10,419	18,058	(4,577)	13,481
Reclassification adjustment for realized losses (gains) included in net income	(8,302)	2,036	(6,266)	(631)	160	(471)
	5,444	(1,335)	4,109	17,427	(4,417)	13,010
Accumulated other comprehensive income (loss), end-of-period	$19,065	$(4,675)	$14,390	$12,404	$(3,144)	$9,260

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(21,479)	$7,110	$(19,346)	$3,245

Weighted average number of common shares outstanding - basic	13,714	12,844	13,981	12,820

Net income (loss) per common share - basic	$(1.57)	$0.55	$(1.38)	$0.25

Weighted average number of common shares outstanding - basic	13,714	12,844	13,981	12,820
Dilutive effect of stock compensation plans	—	39	—	56
Weighted average number of common shares outstanding - diluted	13,714	12,883	13,981	12,876

Net income (loss) per common share - diluted	$(1.57)	$0.55	$(1.38)	$0.25

Dividends per share	$0.09	$0.08	$0.18	$0.16

Dividends Declared

In February 2020, our Board of Directors declared a $0.09 per common share dividend, payable in March 2020, to shareholders of record on February 14, 2020, amounting to $1.3 million.

In April 2020, our Board of Directors declared a $0.09 per common share dividend, payable in June 2020, to shareholders of record on May 15, 2020, amounting to $1.3 million.

In July 2020, our Board of Directors declared a $0.09 per common share dividend, payable in September 2020, to shareholders of record on August 14, 2020, amounting to $1.3 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2020

14. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 13 above for information related to our dividend declared in July 2020.

Reinsurance

Refer to Note 6 above for information related to the following reinsurance treaties, which became effective July 1, 2020:

•Our Florida and non-Florida excess of loss catastrophe reinsurance program, which covers the Company and its carriers;
•FNIC's renewal of the quota-share Florida homeowners business reinsurance program on an in-force, new and renewal basis; and
•FNIC's new quota-share treaty covering non-Florida homeowners business.

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

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. Maison Managers, Inc. ("MMI"), a wholly-owned subsidiary, serves as the managing general agent for MIC. ClaimCor, LLC ("ClaimCor"), a wholly-owned subsidiary, is a claims solutions company that processes claims for Maison and FNIC.

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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of June 30, 2020, the total homeowners policies in-force was 379,000, of which 230,000 were in Florida and 149,000 were outside of Florida. As of December 31, 2019, the total homeowners policies in-force was 374,000, of which 241,000 were in Florida and 133,000 were outside of Florida.

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

The following are our recent approved rate actions that we have taken across our three insurance subsidiaries:

•In 2020, FNIC applied for a statewide-average rate increase of 7.4% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida Office of Insurance Regulations ("Florida OIR") and became effective for new and renewal policies on June 15, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 14.9% for Florida dwelling fire insurance policies, which was approved by the Florida OIR and became effective for new and renewal policies on July 15, 2020.
•Other rate filings have been filed with the Florida OIR and are pending approval.

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

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations. The profit share cost is reflected in commissions and other underwriting expenses on our consolidated statements of operations. Effective July 1, 2020, FNIC entered into a new quota-share treaty with Anchor Re, a wholly-owned Arizona captive reinsurance subsidiary of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. The treaty provides 50% quota-share reinsurance protection on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty essentially supplement the 50% profit-sharing agreement that has been and will continue to be in place with SageSure. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. The Company expects FNIC will receive statutory surplus relief from this new quota-share treaty.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

The following are our recent approved rate actions that we have taken across our insurance subsidiaries that do business outside of Florida:

•In 2020, MIC applied for a statewide-average rate increase of 14.5% for Texas manufactured home insurance policies, which was approved by the Louisiana Department of Insurance ("LDI") and became effective for new policies on May 15, 2020 and renewal policies on June 15, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 15.5% for Texas homeowners voluntary wind-only insurance policies, which was approved by the LDI and became effective for new policies on April 15, 2020 and renewal policies on June 1, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 9.8% for Texas homeowners takeout wind-only insurance policies, which was approved by the LDI and became effective for new and renewal policies on June 15, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 6.9% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 16, 2020 and will become effective for renewal policies on September 1, 2020.
•Additional rate filings have been applied for by FNIC and MIC and are pending to be approved by the respective regulatory agency.

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

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR or LDI.

COVID-19 Impact

To slow and limit the COVID-19 outbreak and protect individuals and the health care systems worldwide, local and Federal governments have taken containment actions, including travel restrictions, testing, contact tracing and lockdowns. Companies have required working from home and in many cases laid off employees. These factors among others have caused global financial markets to experience extreme volatility and disruptions to capital and credit markets. In advance of government mandates, we implemented procedures to help reduce the spread of the outbreak, including having most of our employees work remotely, that are intended to prioritize the safety and health of our employees. In addition, we remained focused on the needs of our insureds and independent agents and fulfilling regulatory requirements and guidelines. During the first six months of 2020, we did not see a material impact of COVID-19 to our operations, financial condition and results. We cannot at this time determine the comprehensive effect of the outbreak for the remainder of 2020. We currently believe, however, that we have limited, if any, exposure to the pandemic based on our product offerings and contractual coverages, although possible actions that our regulators or other governmental or judicial entities may take may materially adversely impact our coverages in both a retrospective and go-forward manner. We continue our focus on maintaining the safety, security and health of all our stakeholders, including policyholders, employees, partner agents, vendors and shareholders, and monitoring the impacts of the pandemic on our operations, financial condition and results. Based on the Company's already existing business continuity plan, which we have implemented to address local catastrophes events, and based on our financial condition and anticipated operating cash flows, we currently expect to continue to meet our working capital and operating expenditure requirements, even if there is further economic downturn from the pandemic.

Please refer to “Part II, Item 1A., Risk Factors” for more information.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	June 30,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$205,378	21.4%	$169,170
Gross premiums earned	179,896	27.4%	141,220
Ceded premiums	(68,418)	39.9%	(48,914)
Net premiums earned	111,478	20.8%	92,306
Net investment income	3,341	(21.6)%	4,259
Net realized and unrealized investment gains (losses)	10,383	431.1%	1,955
Direct written policy fees	3,593	49.5%	2,403
Other income	5,224	19.3%	4,378
Total revenues	134,019	27.3%	105,301

Costs and expenses:
Losses and loss adjustment expenses	129,916	98.8%	65,340
Commissions and other underwriting expenses	29,270	29.7%	22,562
General and administrative expenses	5,663	(2.0)%	5,779
Interest expense	1,915	—%	1,915
Total costs and expenses	166,764	74.4%	95,596

Income (loss) before income taxes	(32,745)	(437.4)%	9,705
Income tax expense (benefit)	(11,266)	(534.1)%	2,595
Net income (loss)	$(21,479)	(402.1)%	$7,110

Ratios to net premiums earned:
Net loss ratio	116.5%		70.8%
Net expense ratio	31.4%		30.7%
Combined ratio	147.9%		101.5%

(1)Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned. and
(3)Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$134,019	$105,301
Less:
Net realized and unrealized investment gains (losses)	10,383	1,955
Adjusted operating revenues	$123,636	$103,346

Net Income (Loss)
Net income (loss)	$(21,479)	$7,110
Less:
Net realized and unrealized investment gains (losses)	6,659	1,460
Acquisition and other costs	1	(16)
Amortization of identifiable intangibles	(17)	—
Adjusted operating income (loss)	$(28,122)	$5,666

Income tax rate assumed for reconciling items above	35.74%	25.35%

Revenue

Total revenue increased $28.7 million or 27.3%, to $134.0 million for the three months ended June 30, 2020, compared with $105.3 million for the three months ended June 30, 2019. The increase was driven by net premiums growth, including the effect of the acquisition of Maison and higher net investment gains, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	June 30,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$122,151	$128,016
Homeowners non-Florida	77,508	36,212
Federal flood	5,647	4,991
Non-core (1)	72	(49)
Total gross premiums written	$205,378	$169,170

(1)Reflects exited lines of business.

Gross premiums written increased $36.2 million, or 21.4%, to $205.4 million in the quarter compared with $169.2 million for the same three-month period last year. Gross premiums written increased due to organic non-Florida growth, and $28.1 million from Maison, 83% of which was non-Florida. Our organic non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which has allowed us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 21.6%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	June 30,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$115,791	$112,747
Homeowners non-Florida	59,787	24,327
Federal flood	4,246	3,642
Non-core (1)	72	504
Total gross premiums earned	$179,896	$141,220

(1)Reflects exited lines of business.

Gross premiums earned increased $38.7 million, or 27.4%, to $179.9 million for the three months ended June 30, 2020, as compared to $141.2 million for the three months ended June 30, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $19.7 million from the acquisition of Maison.

Ceded Premiums Earned

Ceded premiums earned increased $19.5 million, or 39.9%, to $68.4 million in the quarter, compared to $48.9 million in the same three-month period last year. The increase was driven by higher excess of loss reinsurance spend primarily related to increased property exposures in our non-Florida business, including from the Maison acquisition.

Net Investment Income

Net investment income decreased $1.0 million, or 21.6%, to $3.3 million during the three months ended June 30, 2020, as compared to $4.3 million during the three months ended June 30, 2019. The decrease was due primarily to the lower interest rate environment in 2020 and elevated second quarter 2019 income earned on debt proceeds that had not yet been deployed on the Maison acquisition, partially offset by fixed income portfolio growth in 2020 from the Maison acquisition.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $8.4 million, to $10.4 million for the three months ended June 30, 2020, compared to $2.0 million in the prior year period. We recognized $3.4 million and $1.3 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

Direct Written Policy Fees

Direct written policy fees increased $1.2 million, or 49.5%, to $3.6 million for the three months ended June 30, 2020, compared with $2.4 million for the three months ended June 30, 2019. The increase is primarily driven by the fees associated with Maison’s premiums and, to a lesser extent, organic non-Florida growth.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	June 30,
	2020	% Change	2019
	(Dollars in thousands)
Other income:
Commission income	$838	(34.6)%	$1,282
Brokerage	3,955	46.9%	2,692
Financing and other revenue	431	6.7%	404
Total other income	$5,224	19.3%	$4,378

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the second quarter of 2020 as compared to the second quarter of 2019.

Expenses

Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses ("LAE") incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	June 30,
	2020		2019
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$63,463	56.9%	$47,634	51.6%
Non-core (1)	—	—%	390	0.4%
Total current accident year, excluding catastrophes	63,463	56.9%	48,024	52.0%
Current year catastrophes (2):
Florida	21,316	19.2%	1,506	1.6%
Texas	21,772	19.5%	8,941	9.7%
Louisiana	14,532	13.0%	5,965	6.5%
Other states	1,609	1.4%	603	0.7%
Total current year catastrophes	59,229	53.1%	17,015	18.5%
Prior year loss development (redundancy):
Homeowners	6,484	5.8%	(1,155)	(1.3)%
Non-core (1)	973	0.9%	1,958	2.1%
Ceded losses subject to offsetting experience account adjustments (3)	(233)	(0.2)%	(502)	(0.5)%
Total prior year loss development (redundancy)	7,224	6.5%	301	0.3%
Total losses and loss adjustment expenses	$129,916	116.5%	$65,340	70.8%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services (“PCS”) weather events and other events impacting multiple insureds for which the Company established catastrophe event codes. These catastrophe events are typically wind, hail and tornado related weather events.

(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $64.6 million, or 98.8%, to $129.9 million for the three months ended June 30, 2020, compared with $65.3 million for the same three-month period last year. The net loss ratio increased 45.7 percentage points, to 116.5% in the current quarter, as compared to 70.8% in the second quarter of 2019. As shown in the table above, the higher loss ratio was primarily the result of higher catastrophe net losses when comparing the periods, as the second quarter of 2020 included $59.2 million, net of reinsurance (of which $22.0 million was from FNIC’s non-Florida losses that are subject to a 50% profit-sharing agreement). The higher loss ratio also reflected strengthening reserves for prior accident years by $7.5 million, which related primarily to the 2019 accident year in the Florida homeowners line of business. The second quarter 2020 catastrophe losses were fourteen PCS weather events, including Tropical Storm Cristobal and a Florida Panhandle wildfire. Additionally, higher current accident year net losses were driven by a combination of higher volume of policies in force and higher attritional loss selection for FNIC’s Florida line of business as compared to the three months ended June 30, 2019. By comparison, catastrophe net losses in the corresponding period in 2019 included twelve catastrophe events totaling $17.0 million in losses and LAE.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	June 30,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,618	$13,401
All others	12,834	5,920
Ceding commissions	(3,161)	(2,906)
Total commissions	23,291	16,415

Fees	1,222	759
Salaries and wages	3,119	3,072
Other underwriting expenses	1,638	2,316
Total commissions and other underwriting expenses	$29,270	$22,562

Commissions and other underwriting expenses increased $6.7 million, or 29.7%, to $29.3 million for the three months ended June 30, 2020, compared with $22.6 million for the three months ended June 30, 2019. The increase was primarily driven by higher non-Florida acquisition related costs as a result of premium growth. This was partially offset by a higher benefit in the current quarter from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced higher weather losses in the current quarter than the second quarter of 2019 (as previously discussed in the Losses and Loss Adjustment Expenses section).

The net expense ratio increased 0.7 percentage points to 31.4% in the second quarter of 2020, as compared to 30.7% in the second quarter of 2019.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million or 2.0% to $5.7 million for the three months ended June 30, 2020 compared to $5.8 million in the second quarter of 2019.

Interest Expense

Interest expense did not change at $1.9 million for the three months ended June 30, 2020 and 2019.

Income Taxes

Income tax expense (benefit) decreased $13.9 million, to a tax benefit of $(11.3) million for the three months ended June 30, 2020, compared to a tax expense of $2.6 million for the three months ended June 30, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the current quarter as compared to income during the second quarter of 2019. Additionally, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), signed into law on March 27, 2020, is allowing us to carry back net operating loss to prior years when federal income taxes were at 35%, which increased our effective tax rate during the current quarter.

Operating Results Overview - Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

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

The following table sets forth results of operations for the periods presented:

	Six Months Ended
	June 30,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$378,340	25.5%	$301,403
Gross premiums earned	355,470	27.1%	279,587
Ceded premiums	(138,082)	40.2%	(98,497)
Net premiums earned	217,388	20.0%	181,090
Net investment income	7,233	(9.2)%	7,969
Net realized and unrealized investment gains (losses)	7,558	77.6%	4,256
Direct written policy fees	7,059	47.2%	4,794
Other income	10,480	24.9%	8,389
Total revenues	249,718	20.9%	206,498

Costs and expenses:
Losses and loss adjustment expenses	198,846	50.4%	132,179
Commissions and other underwriting expenses	65,625	29.2%	50,796
General and administrative expenses	11,908	(1.5)%	12,090
Interest expense	3,830	(45.0)%	6,966
Total costs and expenses	280,209	38.7%	202,031

Income (loss) before income taxes	(30,491)	(782.6)%	4,467
Income tax expense (benefit)	(11,145)	(1,012.0)%	1,222
Net income (loss)	$(19,346)	(696.2)%	$3,245

Ratios to net premiums earned:
Net loss ratio	91.5%		73.0%
Net expense ratio	35.6%		34.7%
Combined ratio	127.1%		107.7%

(1)Net loss ratio is calculated as losses and loss adjustment expenses divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and loss adjustment expenses and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Six Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$249,718	$206,498
Less:
Net realized and unrealized investment gains (losses)	7,558	4,256
Adjusted operating revenues	$242,160	$202,242

Net Income (Loss)
Net income (loss)	$(19,346)	$3,245
Less:
Net realized and unrealized investment gains (losses)	4,527	3,178
Acquisition and other costs	(26)	(536)
Amortization of identifiable intangibles	(45)	—
Gain (loss) on early extinguishment of debt	—	(2,669)
Adjusted operating income (loss)	$(23,802)	$3,272

Income tax rate assumed for reconciling items above	40.10%	25.35%

Revenue

Total revenue increased $43.2 million, or 20.9%, to $249.7 million for the six months ended June 30, 2020, compared with $206.5 million for the six months ended June 30, 2019. The increase was driven by net premiums growth, including the effect of the acquisition of Maison and higher net investment gains, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$233,698	$231,979
Homeowners non-Florida	135,450	61,532
Federal flood	9,307	7,995
Non-core (1)	(115)	(103)
Total gross premiums written	$378,340	$301,403

(1)Reflects exited lines of business.

Gross written premiums increased $76.9 million, or 25.5%, to $378.3 million for the six months ended June 30, 2020, compared with $301.4 million for the six months ended June 30, 2019. Gross premiums written increased due to organic non-Florida growth, and $45.7 million from Maison, 88% of which was non-Florida. Our organic non-Florida business continues to show exceptional growth year over year, especially in the state of Texas, which has allowed us to leverage our infrastructure and diversify insurance risk. Overall, Homeowners grew 25.8%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$231,891	$225,419
Homeowners non-Florida	115,312	45,497
Federal flood	8,382	7,109
Non-core (1)	(115)	1,562
Total gross premiums earned	$355,470	$279,587

(1)Reflects exited lines of business.

Gross premiums earned increased $75.9 million, or 27.1%, to $355.5 million for the six months ended June 30, 2020, as compared to $279.6 million for the six months ended June 30, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $39.5 million from the acquisition of Maison.

Ceded Premiums Earned

Ceded premiums increased $39.6 million, or 40.2%, to $138.1 million for the six months ended June 30, 2020, compared to $98.5 million for the six months ended June 30, 2019.The increase was driven by higher excess of loss reinsurance spend primarily related to increased property exposures in our non-Florida business, including from the Maison acquisition.

Net Investment Income

Net investment income decreased $0.8 million, or 9.2%, to $7.2 million during the six months ended June 30, 2020, compared to $8.0 million during the six months ended June 30, 2019. The decrease was primarily due to the lower interest rate environment in 2020 and elevated second quarter 2019 income earned on debt proceeds that had not yet been deployed on the Maison acquisition, partially offset by fixed income portfolio growth from the Maison acquisition.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $7.6 million for the six months ended June 30, 2020, compared to $4.3 million in the prior year period. We recognized $0.1 million and $3.6 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

Direct Written Policy Fees

Direct written policy fees increased by $2.3 million, or 47.2%, to $7.1 million for the six months ended June 30, 2020, compared with $4.8 million during the six months ended June 30, 2019. The increase is primarily driven by the fees associated with Maison’s premiums and, to a lesser extent, organic non-Florida growth.

Other Income

Other income included the following for the periods presented:

໿

	Six Months Ended
	June 30,
	2020	% Change	2019
	(In thousands)
Other income:
Commission income	$1,623	(6.7)%	$1,740
Brokerage	7,992	37.2%	5,826
Financing and other revenue	865	5.1%	823
Total other income	$10,480	24.9%	$8,389

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the first half of 2020 as compared to the first half of 2019.

Expenses

Losses and Loss Adjustment Expenses

Loss and LAE incurred, net of reinsurance, included the following for the periods presented:

	Six Months Ended
	June 30,
	2020		2019
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$122,372	56.3%	$94,862	52.4%
Non-core (1)	—	—%	1,240	0.7%
Total current accident year, excluding catastrophes	122,372	56.3%	96,102	53.1%
Current year catastrophes (2):
Florida	26,695	12.2%	20,476	11.2%
Texas	24,787	11.4%	8,941	4.9%
Louisiana	16,440	7.6%	5,965	3.3%
Other states	1,740	0.8%	603	0.3%
Total current year catastrophes	69,662	32.0%	35,985	19.7%
Prior year loss development (redundancy):
Homeowners	5,455	2.5%	(2,735)	(1.5)%
Non-core (1)	1,885	0.9%	4,259	2.4%
Ceded losses subject to offsetting experience account adjustments (3)	(528)	(0.2)%	(1,432)	(0.7)%
Total prior year loss development (redundancy)	6,812	3.2%	92	0.2%
Total losses and loss adjustment expenses	$198,846	91.5%	$132,179	73.0%

(1)Reflects exited lines of business.
(2)Includes PCS weather events and other events impacting multiple insureds for which the Company established catastrophe event codes. These catastrophe events are typically wind, hail and tornado related weather events.

(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $66.6 million, or 50.4%, to $198.8 million for the six months ended June 30, 2020, compared with $132.2 million for the same period last year. The net loss ratio increased 18.5 percentage points, to 91.5% in the first six months of 2020, as compared to 73.0% in the first half of 2019. As shown in the table above, the higher loss ratio was primarily the result of higher catastrophe net losses when comparing the periods, as the first six months of 2020 included $69.7 million, net of reinsurance (of which $25.5 million was from FNIC's non-Florida losses that are subject to a 50% profit-sharing agreement). The higher loss ratio also reflected strengthening reserves for prior accident years by $7.3 million, which was primarily related to the 2019 accident year in the Florida homeowners line of business. The first half of 2020 catastrophe losses consisted of a number of hail, wind-related severe weather events including fourteen PCS events in the second quarter of 2020, including Tropical Storm Cristobal and a Florida Panhandle wildfire. Additionally, higher current accident year net losses were driven by a combination of higher volume of policies in force and higher attritional loss selection for FNIC’s Florida line of business as compared to first half of 2019. By comparison, catastrophe net losses in the corresponding period in 2019 totaled $36.0 million in losses and LAE, including $18.7 million attributed to a single hail storm in Brevard County, Florida.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$27,445	$26,623
All others	24,452	11,187
Ceding commissions	(6,060)	(5,690)
Total commissions	45,837	32,120

Fees	2,336	1,438
Salaries and wages	6,717	6,394
Other underwriting expenses	10,735	10,844
Total commissions and other underwriting expenses	$65,625	$50,796

Commissions and other underwriting expenses increased $14.8 million, or 29.2%, to $65.6 million for the six months ended June 30, 2020, compared with $50.8 million for the six months ended June 30, 2019. The increase was primarily driven by higher non-Florida acquisition related costs as a result of premium growth. This was partially offset by a higher benefit from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced higher weather losses in the current year than 2019 (as previously discussed in the Losses and Loss Adjustment Expenses section).

The net expense ratio increased 0.9 percentage points to 35.6% in the first six months of 2020, as compared to 34.7% in the first six months of 2019.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or 1.5%, to $11.9 million for the six months ended June 30, 2020, compared with $12.1 million in the prior year period.

Interest Expense

Interest expense decreased $3.2 million to $3.8 million for the six months ended June 30, 2020, compared with $7.0 million in the prior year period, which included $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs. This decline was partially offset by the fact that our March 2019 debt offering was only outstanding for a portion of the first quarter of 2019.

Income Taxes

Income tax expense (benefit) decreased $12.3 million, to $(11.1) million for the six months ended June 30, 2020, compared with a tax expense of $1.2 million for the six months ended June 30, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the first half of the current year as compared to income during the corresponding period in 2019. Additionally, the CARES Act, signed into law on March 27, 2020, is allowing us to carry back net operating loss to prior years when federal income taxes were at 35%, which increased our effective tax rate during the current quarter. Refer to Note 10 of the notes to our Consolidated Financial Statements for additional information regarding the CARES Act.

Consolidated Company Outlook - Changing Financial Trends

Beginning July 1, 2020, the cost of our catastrophe reinsurance program will increase by approximately $10.1 million per quarter, which will be partially offset by higher reinsurance brokerage income of approximately $1.0 million per quarter. In addition, the Company has filed for premium rate increases that incorporate this higher cost of catastrophe reinsurance. The rate increases are expected to take effect during the fourth quarter and will earn out over the subsequent twelve months. Furthermore, as a result of the CARES Act, any pre-tax income earned over the remainder of 2020 is expected to apply a 35% federal statutory tax rate.

Please refer to Note 6 of the notes to our Consolidated Financial Statements included herein for additional information regarding the reinsurance treaties that became effective July 1, 2020 and to Note 10 for additional information regarding the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of June 30, 2020, the Company held $574.0 million in investments. Cash and cash equivalents increased $30.5 million, to $163.9 million as of June 30, 2020, compared with $133.4 million as of December 31, 2019. Total shareholders’ equity decreased $27.0 million, to $221.7 million as of June 30, 2020, compared with $248.7 million as of December 31, 2019 due primarily to a net loss and repurchases of common stock.

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

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. If the Company's debt to capital ratio exceeds 35%, the Company would be precluded from incurring additional debt or from paying common stock dividends. No acceleration of the related debt would occur, unless the debt to capital ratio was driven above 35% by specific actions taken by the Company. The Company's actual debt to capital ratio as of June 30, 2020 was approximately 30.8%.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2019 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate.  The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight.  The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies.  As of June 30, 2020 and December 31, 2019, FNIC’s statutory surplus, which includes MNIC was $114.8 million and $141.8 million, respectively. As of June 30, 2020 and December 31, 2019, MIC’s statutory surplus was $39.7 million and $50.7 million, respectively.

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

Operating Activities

Net cash provided by operating activities increased to $57.1 million in the six months ended June 30, 2020 compared to net cash provided by $25.6 million in the same period in 2019. This increase reflects higher net premiums collected, partially offset by higher expenses paid, including those related to commissions and underwriting expenses and losses and loss adjustment expenses, in the first six months of 2020 as compared to the corresponding period in 2019.

Investing Activities

Net cash used in investing activities of $13.6 million in the six months ended June 30, 2020 reflected purchases of debt and equity investment securities of $354.3 million, partially offset by sales, maturities and redemptions of our debt and equity investment securities of $342.8 million. Net cash used in investing activities of $4.5 million in the six months ended June 30, 2019 reflected purchases of debt and equity investment securities of $120.5 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $116.7 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 of $13.0 million primarily reflects repurchases of FedNat Holding Company common stock of $10.4 million and dividends paid of $2.6 million. Net cash provided by financing activities of $48.3 million for the six months ended June 30, 2019 primarily reflects issuance of long-term debt, net of issuance costs, of $98.4 million, partially offset by payment of long-term debt of $48.0 million.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2020.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2019 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2020, approximately 97% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-until-maturity or available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

The only material change to the Company’s exposures to market risks since December 31, 2019 relates to COVID-19 and please refer to "Part II, Item 1A., Risk Factors” for details. Please also refer to the 2019 Form 10-K for a discussion of the Company’s other exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Please refer to the risk factors previously disclosed in “Part I, Item 1A-Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in “Part II, Item 1A-Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for disclosures regarding significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended June 30, 2020 by or on behalf of FNHC:
໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
April 2020	276,652	$11.75	276,652	$10,000,011
May 2020	—	—	—	10,000,011
June 2020	—	—	—	10,000,011

໿
(1)In December 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. As of June 30, 2020, the remaining availability for future repurchases of our common stock was $10.0 million. Any such purchases would be made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________
* Filed herewith.

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

Date: August 7, 2020