Form 10-Q
period 2020-09-30
FedNat Holding Co
filed 2020-11-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
As of November 2, 2020, the registrant had 13,717,525 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
໿

	September 30,	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $519,557 and $512,645, respectively)	$540,443	$526,265
Debt securities, held-to-maturity, at amortized cost	—	4,337
Equity securities, at fair value	13,108	20,039
Total investments	553,551	550,641
Cash and cash equivalents	49,286	133,361
Prepaid reinsurance premiums	286,128	145,659
Premiums receivable, net of allowance of $118 and $159, respectively	52,753	41,422
Reinsurance recoverable, net of allowance of $52 and $0, respectively	452,194	209,615
Deferred acquisition costs and value of business acquired, net	51,157	56,136
Current and deferred income taxes, net	24,099	2,552
Goodwill	10,997	10,997
Other assets	34,643	28,633
Total assets	$1,514,808	$1,179,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$553,980	$324,362
Unearned premiums	380,374	360,870
Reinsurance payable and funds withheld liabilities	230,987	102,467
Long-term debt, net of deferred financing costs of $1,357 and $1,478, respectively	98,643	98,522
Deferred revenue	6,795	6,856
Other liabilities	42,553	37,246
Total liabilities	1,313,332	930,323

Commitments and contingencies (see Note 11)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,717,525 and 14,414,821 issued and outstanding, respectively	137	144
Additional paid-in capital	168,912	167,677
Accumulated other comprehensive income (loss)	15,763	10,281
Retained earnings	16,664	70,591
Total shareholders’ equity	201,476	248,693
Total liabilities and shareholders' equity	$1,514,808	$1,179,016

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net premiums earned	$83,546	$87,374	$300,934	$268,464
Net investment income	2,404	4,068	9,637	12,037
Net realized and unrealized investment gains (losses)	1,324	794	8,882	5,050
Direct written policy fees	3,603	2,514	10,662	7,308
Other income	6,439	4,726	16,919	13,115
Total revenues	97,316	99,476	347,034	305,974

Costs and expenses:
Losses and loss adjustment expenses	99,016	62,105	297,862	194,284
Commissions and other underwriting expenses	24,580	24,854	90,205	75,650
General and administrative expenses	5,333	5,246	17,241	17,336
Interest expense	1,915	1,894	5,745	8,860
Total costs and expenses	130,844	94,099	411,053	296,130

Income (loss) before income taxes	(33,528)	5,377	(64,019)	9,844
Income tax expense (benefit)	(12,783)	718	(23,928)	1,940
Net income (loss)	$(20,745)	$4,659	$(40,091)	$7,904

Net Income (Loss) Per Common Share
Basic	$(1.51)	$0.36	$(2.89)	$0.62
Diluted	(1.51)	0.36	(2.89)	0.61

Weighted Average Number of Shares of Common Stock Outstanding
Basic	13,708	12,854	13,890	12,831
Diluted	13,708	12,897	13,890	12,880

Dividends Declared Per Common Share	$0.09	$0.08	$0.27	$0.24

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$(20,745)	$4,659	$(40,091)	$7,904

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	1,373	2,388	5,482	15,398
Comprehensive income (loss)	$(19,372)	$7,047	$(34,609)	$23,302

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

໿

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680
Net income (loss)	—	—	—	—	—	(20,745)	(20,745)
Other comprehensive income (loss)	—	—	—	—	1,373	—	1,373
Dividends declared	—	—	—	—	—	(1,259)	(1,259)
Shares issued under share-based compensation plans	—	14,350	—	41	—	—	41
Share-based compensation	—	—	—	386	—	—	386
Balance as of September 30, 2020	$—	13,717,525	$137	$168,912	$15,763	$16,664	$201,476

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of July 1, 2019	$—	12,849,319	$128	$142,486	$9,260	$78,911	$230,785
Net income (loss)	—	—	—	—	—	4,659	4,659
Other comprehensive income (loss)	—	—	—	—	2,388	—	2,388
Dividends declared	—	—	—	—	—	(1,046)	(1,046)
Shares issued under share-based compensation plans	—	20,047	1	—	—	—	1
Share-based compensation	—	—	—	602	—	—	602
Balance as of September 30, 2019	$—	12,869,366	$129	$143,088	$11,648	$82,524	$237,389

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(40,091)	(40,091)
Other comprehensive income (loss)	—	—	—	—	5,482	—	5,482
Dividends declared	—	—	—	—	—	(3,819)	(3,819)
Shares issued under share-based compensation plans	—	102,939	1	41	—	—	42
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)
Share-based compensation	—	—	—	1,194	—	—	1,194
Balance as of September 30, 2020	$—	13,717,525	$137	$168,912	$15,763	$16,664	$201,476

					Accumulated
		Common Stock		Additional	Other		Total
	Preferred	Issued		Paid-in	Comprehensive	Retained	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259
Net income (loss)	—	—	—	—	—	7,904	7,904
Other comprehensive income (loss)	—	—	—	—	15,398	—	15,398
Dividends declared	—	—	—	—	—	(3,133)	(3,133)
Shares issued under share-based compensation plans	—	84,922	1	—	—	—	1
Share-based compensation	—	—	—	1,960	—	—	1,960
Balance as of September 30, 2019	$—	12,869,366	$129	$143,088	$11,648	$82,524	$237,389

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

໿

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net income (loss)	$(40,091)	$7,904
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(8,882)	(5,050)
Loss (gain) on early extinguishment of debt	—	3,575
Amortization of investment premium or discount, net	2,353	606
Depreciation and amortization	1,427	1,088
Share-based compensation	1,194	1,960
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(140,469)	(61,717)
Premiums receivable, net	(11,331)	(10,141)
Reinsurance recoverable, net	(242,611)	8,549
Deferred acquisition costs and value of business acquired, net	4,979	(9,103)
Income taxes, net	(23,322)	(893)
Deferred revenue	(61)	1,654
Loss and loss adjustment expense reserves	229,618	(9,282)
Unearned premiums	19,504	35,401
Reinsurance payable and funds withheld liabilities	128,520	59,203
Other	401	2,632
Net cash provided by (used in) operating activities	(78,772)	26,386
Cash flow from investing activities:
Proceeds from sales of equity securities	11,441	7,461
Proceeds from sales of debt securities	346,890	123,415
Purchases of equity securities	(4,727)	(5,190)
Purchases of debt securities	(402,894)	(169,933)
Maturities and redemptions of debt securities	60,767	29,158
Purchases of property and equipment	(2,585)	(1,562)
Net cash provided by (used in) investing activities	8,892	(16,651)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	98,390
Payment of long-term debt and prepayment penalties	—	(48,000)
Purchases of FedNat Holding Company common stock	(10,418)	—
Issuance of common stock for share-based awards	42	1
Dividends paid	(3,819)	(3,131)
Net cash provided by (used in) financing activities	(14,195)	47,260
Net increase (decrease) in cash and cash equivalents	(84,075)	56,995
Cash and cash equivalents at beginning-of-period	133,361	64,423
Cash and cash equivalents at end-of-period	$49,286	$121,418

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

໿

	Nine Months Ended
	September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$7,500	$4,860
Cash paid (received) during the period for income taxes	(598)	2,729

Significant non-cash investing and financing transactions:
Right-of-use asset	(7,605)	(7,860)
Lease liability	7,605	7,860

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2020

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 20.9% and 23.6% were from Allstate’s network of Florida agents, for the three months ended September 30, 2020 and 2019, respectively. As a percentage of the total homeowners premiums we underwrote, 20.9% and 23.5% were from Allstate’s network of Florida agents, for the nine months ended September 30, 2020 and 2019, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida.  As a percentage of the total homeowners premiums, 26.2% and 25.2% of the Company’s premiums were underwritten by SageSure, for the three months ended September 30, 2020 and 2019, respectively. As a percentage of the total homeowners premiums, 26.0% and 22.4% of the Company’s premiums were underwritten by SageSure, for the nine months ended September 30, 2020 and 2019, respectively. As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations, which include limits on the net losses that SageSure can realize. The limit is consistent with the amount of inception to date profits of the profit share agreement. In addition, refer to Note 6 for information regarding a fully collateralized quota-share treaty on this book of business.

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
September 30, 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2019 Form 10-K. Other than the changes noted in "Recently Issued Accounting Pronouncements, Adopted" below, there have been no significant changes in our significant accounting policies for the nine months ended September 30, 2020.

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
September 30, 2020

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

Revenues and net loss of the business acquired were $14.4 million and $5.2 million, respectively, for the three months ended September 30, 2020. Revenues and net loss of the business acquired were $46.7 million and $10.2 million, respectively, for the nine months ended September 30, 2020.

The following unaudited pro forma condensed consolidated statements of operations of the Company assume that the acquisition of the Maison Companies was completed on January 1, 2019:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2019	September 30, 2019
	(In thousands)
Revenue	$114,675	$352,291
Net income (loss)	1,128	581

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
September 30, 2020

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$36,115	$155,418	$—	$191,533
Obligations of states and political subdivisions	—	22,226	—	22,226
Corporate securities	—	295,745	—	295,745
International securities	—	30,939	—	30,939
Debt securities, at fair value	36,115	504,328	—	540,443

Equity securities, at fair value	10,724	2,384	—	13,108

Total investments, at fair value	$46,839	$506,712	$—	$553,551
໿

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$83,764	$110,429	$—	$194,193
Obligations of states and political subdivisions	—	24,020	—	24,020
Corporate securities	—	278,302	—	278,302
International securities	—	29,750	—	29,750
Debt securities, at fair value	83,764	442,501	—	526,265

Equity securities, at fair value	17,361	2,678	—	20,039

Total investments, at fair value	$101,125	$445,179	$—	$546,304

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2020	$—	$—	$—	$—
December 31, 2019	3,453	878	—	4,331

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
September 30, 2020

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of September 30, 2020 and December 31, 2019. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 or December 31, 2019, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2020 and 2019.

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:
໿

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$188,805	$2,835	$107	$191,533
Obligations of states and political subdivisions	21,332	909	15	22,226
Corporate	279,670	16,394	319	295,745
International	29,750	1,204	15	30,939
	$519,557	$21,342	$456	$540,443
໿

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

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

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$919	$897	$11,708	$2,048
Equity securities	1,361	326	3,566	4,633
Total gross realized and unrealized gains	2,280	1,223	15,274	6,681

Gross realized and unrealized losses:
Debt securities	(121)	(4)	(2,608)	(524)
Equity securities	(835)	(425)	(3,784)	(1,107)
Total gross realized and unrealized losses	(956)	(429)	(6,392)	(1,631)
Net realized and unrealized gains (losses) on investments	$1,324	$794	$8,882	$5,050

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net realized and unrealized gains (losses)	$526	$(99)	$(218)	$3,526
Less:
Net realized and unrealized gains (losses) on securities sold	2,635	1,012	2,053	394
Net realized and unrealized gains (losses) recognized during the period still held as of the end-of-period	$(2,109)	$(1,111)	$(2,271)	$3,132

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

໿

	September 30, 2020
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$18,875	$19,022
Over one through five years	195,641	203,440
Over five through ten years	132,764	140,422
Over ten years	172,277	177,559
Total	$519,557	$540,443

Net Investment Income

Net investment income consisted of the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Interest income	$2,374	$4,005	$9,445	$11,831
Dividends income	30	63	192	206
Net investment income	$2,404	$4,068	$9,637	$12,037

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:
໿

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$30,860	$105	$82	$2	$30,942	$107
Obligations of states and political subdivisions	1,679	15	—	—	1,679	15
Corporate	22,669	319	—	—	22,669	319
International	4,158	14	132	1	4,290	15
	$59,366	$453	$214	$3	$59,580	$456

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$49,833	$409	$2,218	$17	$52,051	$426
Obligations of states and political subdivisions	6,810	22	—	—	6,810	22
Corporate	15,872	94	7,694	38	23,566	132
International	3,856	10	179	2	4,035	12
	76,371	535	10,091	57	86,462	592

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,287	39	2,287	39
Total investments, excluding equity securities	$76,371	$535	$12,378	$96	$88,749	$631

As of September 30, 2020, the Company held a total of 103 debt securities that were in an unrealized loss position, of which 3 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 203 debt securities that were in an unrealized loss position, of which 24 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.5 million and $11.2 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of September 30, 2020 and December 31, 2019, respectively.

Reclassification of Held-to-Maturity Securities to Available-for-Sale

The Company sold held-to-maturity securities with a carrying value of $70 thousand and realized a loss of less than $1 thousand during the second quarter of 2020 due to credit concerns for certain securities. The Company, as of the date of the aforementioned sales, reclassified its remaining held-to-maturity securities to available-for-sale. The held-to-maturity securities transferred had an amortized cost of $4.2 million and fair value of $4.3 million and resulted in $0 and $58 thousand of unrealized gains, pre-tax, recognized in other comprehensive income, respectively in the three and nine months ended September 30, 2020.

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

The combined FNIC, MIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2019 and all private layers have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. This private market excess of loss treaty structure breaks coverage into layers, with a cascading feature such that substantially all layers attach after $20 million in losses for FNIC, $2 million in losses for MNIC and $5 million in losses for MIC. For FNIC and MNIC, the second and third event attaches at $10 million per event, on a combined basis. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The overall reinsurance program is with reinsurers that currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better or have fully collateralized their maximum potential obligations in dedicated trusts.

As indicated above, FNIC, MIC and MNIC's combined 2019-2020 reinsurance program is estimated to cost $224.3 million. This amount includes approximately $178.5 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC, MNIC, and MIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will directly pay its allocated portion of the aggregate reinsurance ceded premium cost. The allocation methodology by which FNIC, MNIC, and MIC determines

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

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

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2020. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $283.3 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 8.6% co-participation of the next $70 million of limit after the first $25 million. More specifically, the Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which could create less broad coverage on events, if any, beyond two large events and generate potential gaps in coverage that will need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of September 30, 2020, the overall reinsurance Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part II, Item 1A., Risk Factors” for more information.

The total Program cost includes approximately $235.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.4 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

Each carrier will share the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the Program’s $25 million per event retention ($31 million for the first event only) based on a specific allocation formula. Both FNIC and MNIC increased their FHCF participation to 90% for the 2020 hurricane season, and MIC maintained its FHCF participation at 90%.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions are reduced to approximately $9 million and approximately $1 million after taking into account the profit-sharing agreement that FNIC has with SageSure. Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminates on May 31, 2021.

Furthermore, on September 3, 2020, the Company secured $39.2 million of reinsurance limit at an approximate cost of $11.2 million. This limit is available for Hurricane Delta and any subsequent events that occur during the remainder of the current treaty year. In addition, on October 13, 2020, the Company secured 50% of $10 million excess of $8 million of reinsurance limit at an approximate cost of $875 thousand to lower its retention and further protect FNIC’s non-Florida book of business written by SageSure. This limit is available for any named storm event during the remainder of the calendar year. On November 5, 2020, the Company secured an additional $13.5 million of reinsurance limit at an approximate cost of $2.0 million. This limit will be available for any subsequent events that occur for the remainder of the calendar year, except for Tropical Depression Eta.

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
September 30, 2020

agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2020, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was set at a 10% cession and is subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2020, FNIC, with the agreement of Swiss Re, increased its cession percentage on this treaty from 10% to 20% on an in-force, new and renewal basis.

On July 1, 2020, FNIC entered into a new quota-share treaty with Anchor Re, Inc. ("Anchor Re"), which is an Arizona captive reinsurance entity that is under the same ownership umbrella as SageSure. The treaty provides 50% quota-share reinsurance protection on in-force, new and renewal business through June 30, 2021, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. The limit is consistent with the amount of inception to date profits of the profit share agreement, as discussed earlier, at the effective date of this treaty. The treaty arrangement is fully collateralized through Anchor Re, Inc. The financial economics of this treaty essentially supplement the 50% profit-sharing agreement that has been and will continue to be in place with SageSure. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. On November 3, 2020, FNIC, with the agreement of Anchor Re, increased its cession percentage from 50% to 80%, effective December 1, 2020, on its non-Florida homeowners book of business, on an in-force, new and renewal basis. The Company expects FNIC will receive statutory surplus relief from this new quota-share treaty and increase in cession, as described above.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of September 30, 2020 and December 31, 2019.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:
໿

	September 30,	December 31,
	2020	2019
	(In thousands)
Reinsurance recoverable on paid losses	$102,973	$45,186
Reinsurance recoverable on unpaid losses	349,221	164,429
Reinsurance recoverable, net	$452,194	$209,615

As of September 30, 2020, and December 31, 2019, the Company had reinsurance recoverable of $304.7 million (as a result of Hurricanes Irma, Laura and Sally) and $163.7 million (as a result of Hurricanes Irma and Michael). Hurricane Sally made landfall in Alabama on September 16, 2020 as a Category 2 hurricane impacting both Alabama and the Florida panhandle. Hurricane Laura made landfall in Louisiana on August 27, 2020 as a Category 4 hurricane impacting both Louisiana and eastern Texas.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:
໿
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net Premiums Written
Direct	$180,152	$159,131	$558,492	$460,534
Ceded	(304,751)	(146,231)	(379,268)	(220,363)
	$(124,599)	$12,900	$179,224	$240,171
Net Premiums Earned
Direct	$183,518	$145,546	$538,988	$425,133
Ceded	(99,972)	(58,172)	(238,054)	(156,669)
	$83,546	$87,374	$300,934	$268,464

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

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

	Debt
	Securities,		Reinsurance
	Held-to-	Premiums	Recoverable,
	Maturity	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2019	$—	$159	$—	$159
Cumulative effect of new accounting standard (1)	1	—	32	33
Credit loss expense (recovery) (2)	(1)	(41)	20	(22)
Balance as of September 30, 2020	$—	$118	$52	$170

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
September 30, 2020

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

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of January 1, 2020, and September 30, 2020. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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
September 30, 2020

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

The aging of our premiums receivable and associated allowance for credit loss as of September 30, 2020 was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
		(In thousands)
Amortized cost	$52,177	$527	$51	$11	$105		$52,871
Allowance for credit loss	—	(7)	(3)	(3)	(105)		(118)
Net	$52,177	$520	$48	$8	$—		$52,753

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
September 30, 2020

8. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Gross reserves, beginning-of-period	$324,362	$296,230
Less: reinsurance recoverable (1)	(164,429)	(166,396)
Net reserves, beginning-of-period	159,933	129,834

Incurred loss, net of reinsurance, related to:
Current year	291,741	195,024
Prior year loss development (redundancy) (2)	6,912	1,238
Ceded losses subject to offsetting experience account adjustments (3)	(744)	(1,978)
Prior years	6,168	(740)
Amortization of acquisition fair value adjustment	(47)	—
Total incurred loss and LAE, net of reinsurance	297,862	194,284

Paid loss, net of reinsurance, related to:
Current year	143,106	114,790
Prior years	109,930	77,398
Total paid loss and LAE, net of reinsurance	253,036	192,188

Net reserves, end-of-period	204,759	131,930
Plus: reinsurance recoverable (1)	349,221	155,018
Gross reserves, end-of-period	$553,980	$286,948

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

During the nine months ended September 30, 2020, the Company experienced $6.9 million of unfavorable loss and LAE reserve development on prior accident years in its Florida homeowners and commercial general liability lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE associated with several catastrophe events.

During the nine months ended September 30, 2019, the Company experienced $1.2 million of unfavorable loss and LAE reserve development on prior accident years in its commercial general liability and personal automobile lines of business, offset by redundancy in the homeowners line of business as a result of lower LAE associated primarily with Hurricane Irma.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

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

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 38.1% and 13.4% for the three months ended September 30, 2020 and 2019, respectively. The effective income tax rate was 37.4% and 19.7% for the nine months ended September 30, 2020 and 2019, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, and executive compensation as well as NOL carrybacks from the impact of the CARES Act.

The Company had an uncertain tax position of $0.6 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively. The Company does not have a valuation allowance on its deferred income tax asset as of September 30, 2020 and December 31, 2019.

We recognize accrued interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and statements of comprehensive income (loss). For the three and nine months ended September 30, 2020, the Company recognized $0.2 million of expense related to an uncertain tax position. For the three and nine months ended September 30, 2019, the Company recognized $0.2 million of benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

11. COMMITMENTS AND CONTINGENCIES

Litigation and Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings, specifically claims litigation.  The Company’s insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims.  The Company accounts for such activity through the establishment of loss and LAE reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to the Company’s consolidated financial statements. The Company is also occasionally involved in other legal and regulatory proceedings, some of which may assert claims for substantial amounts, making the Company party to individual actions in which extra-contractual damages, punitive damages or penalties, such as claims alleging bad faith in the handling of insurance claims, are sought.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

The Company reviews the outstanding matters, if any, on a quarterly basis. The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable. The Company records such probable and estimable losses through the establishment of legal expense reserves. As events evolve, facts concerning litigation and contingencies become known and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Property Insurance Association of Louisiana (“PIAL”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer, we are required to participate in certain insurer solvency associations under the applicable laws in the states in which we do business. One form of assessment requires us to collect the assessment from our policyholders and then remit the collected amounts to the assessing entity, which does not have any impact on our financial results. We are also subject to assessments that require us to pay the full amount of the assessment to the assessing entity and then we are permitted to make rate filings to allow us to recoup the amount of the assessment from our policyholders over time.

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
September 30, 2020

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

Additional information related to our operating lease agreement for office space consisted of the following:

September 30,
2020
(In thousands)
Right-of-use asset	$7,605
Accrued rent	(245)
Right-of-use asset, net	$7,360

Lease liability	$7,605

Weighted average discount rate	4.70%
Weighted average remaining years of lease term	7.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Lease expense	$280	$260	$839	$779
Sublease income	(34)	(49)	(303)	(127)
Lease expense, net	$246	$211	$536	$652

Net cash provided by (used in) operating activities	$(223)	$(188)	$(456)	$(440)

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

In December 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. This increased authorization will allow the Company to purchase up to $20 million of shares outstanding through December 31, 2020. During the nine months ended September 30, 2020, the Company repurchased 800,235 shares of its common stock at a total

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

cost of $10.0 million, which is an average price per share of $12.50. As of September 30, 2020, and as of the filing of this report, the remaining availability for future repurchases of our common stock under this program was $10.0 million.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. No securities have been offered or sold under this registration statement.

Share-Based Compensation Expense

Share-based compensation arrangements include the following:
໿

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Restricted stock	$344	$467	$1,066	$1,463
Performance stock	42	135	128	497
Total share-based compensation expense	$386	$602	$1,194	$1,960

Recognized tax benefit	$95	$137	$293	$481
Intrinsic value of options exercised	106	2	110	2
Fair value of restricted stock vested	19	482	1,659	1,715

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

A summary of the Company’s stock option activity includes the following:
໿

	Number of Shares	Weighted Average Option Exercise Price
Outstanding at January 1, 2020	38,850	$3.80
Granted	—	—
Exercised	(13,100)	3.24
Cancelled	—	—
Outstanding at September 30, 2020	25,750	$3.99

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

During the nine months ended September 30, 2020 and 2019, the Board of Directors granted 210,272 and 140,156 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	255,345	$17.82
Granted	210,272	11.82
Vested	(89,839)	18.46
Cancelled	—	—
Outstanding at September 30, 2020	375,778	$14.32

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

໿

	Three Months Ended September 30,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$19,065	$(4,675)	$14,390	$12,404	$(3,144)	$9,260
Other comprehensive income (loss) before reclassification	2,618	(642)	1,976	3,921	(854)	3,067
Reclassification adjustment for realized losses (gains) included in net income	(798)	195	(603)	(893)	214	(679)
	1,820	(447)	1,373	3,028	(640)	2,388
Accumulated other comprehensive income (loss), end-of-period	$20,885	$(5,122)	$15,763	$15,432	$(3,784)	$11,648

	Nine Months Ended September 30,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$13,621	$(3,340)	$10,281	$(5,023)	$1,273	$(3,750)
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	(58)	14	(44)	—	—	—
Other comprehensive income (loss) before reclassification	16,422	(4,027)	12,395	21,979	(5,431)	16,548
Reclassification adjustment for realized losses (gains) included in net income	(9,100)	2,231	(6,869)	(1,524)	374	(1,150)
	7,264	(1,782)	5,482	20,455	(5,057)	15,398
Accumulated other comprehensive income (loss), end-of-period	$20,885	$(5,122)	$15,763	$15,432	$(3,784)	$11,648

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(20,745)	$4,659	$(40,091)	$7,904

Weighted average number of common shares outstanding - basic	13,708	12,854	13,890	12,831

Net income (loss) per common share - basic	$(1.51)	$0.36	$(2.89)	$0.62

Weighted average number of common shares outstanding - basic	13,708	12,854	13,890	12,831
Dilutive effect of stock compensation plans	—	43	—	49
Weighted average number of common shares outstanding - diluted	13,708	12,897	13,890	12,880

Net income (loss) per common share - diluted	$(1.51)	$0.36	$(2.89)	$0.61

Dividends per share	$0.09	$0.08	$0.27	$0.24

Dividends Declared

In February 2020, our Board of Directors declared a $0.09 per common share dividend, payable in March 2020, to shareholders of record on February 14, 2020, amounting to $1.3 million.

In April 2020, our Board of Directors declared a $0.09 per common share dividend, payable in June 2020, to shareholders of record on May 15, 2020, amounting to $1.3 million.

In July 2020, our Board of Directors declared a $0.09 per common share dividend, payable in September 2020, to shareholders of record on August 14, 2020, amounting to $1.2 million.

In November 2020, our Board of Directors declared a $0.09 per common share dividend, payable in December 2020, to shareholders of record on November 16, 2020, amounting to $1.2 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2020

14. SUBSEQUENT EVENTS

Dividends Declared

Refer to Note 13 above for information related to our dividend declared in November 2020.

Reinsurance

Refer to Note 6 above for information related to the following reinsurance treaties:

•Effective October 1, 2020, FNIC, with the agreement of Swiss Re, increased its cession percentage from 10% to 20% on its Florida homeowners book of business, on an in-force, new and renewal basis.
•On October 13, 2020, FNIC secured additional reinsurance limit for FNIC’s non-Florida book of business to lower its retention for any future named storm events during the remainder of the calendar year.
•On November 3, 2020, FNIC, with the agreement of Anchor Re, increased its cession percentage from 50% to 80%, effective December 1, 2020, on its non-Florida homeowners book of business, on an in-force, new and renewal basis.
•On November 5, 2020, FNIC secured additional reinsurance limit for all states for any future weather events, other than Tropical Depression Eta during the remainder of the calendar year.

Severe Weather Events

The Company experienced impacts from Hurricanes Delta and Zeta, both of which made landfall in the state of Louisiana during the month of October. We expect each storm to exceed our single-event aggregate reinsurance program retention. As of the date hereof, we have 5,042 reported claims and $41.4 million gross incurred losses across all of our states that we do business in and across all three insurance carriers for these two hurricanes. Our preliminary estimate is that we will incur approximately $27 million (pre-tax) of catastrophe losses, net of all recoveries, including reinsurance, on a combined basis for these storms.

Formation of Strategic Review Committee

The Company's Board of Directors has formed a Strategic Review Committee to oversee a review of strategic alternatives and the retention of a firm to serve as financial advisor.

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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of September 30, 2020, the total homeowners policies in-force was 369,000, of which 217,000 were in Florida and 152,000 were outside of Florida. As of December 31, 2019, the total homeowners policies in-force was 374,000, of which 241,000 were in Florida and 133,000 were outside of Florida.

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
•In 2020, FNIC applied for a statewide-average rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new policies on October 12, 2020 and will become effective for renewal policies on November 12, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 5.6% for Florida dwelling fire insurance policies, which was approved by the Florida OIR and became effective for new policies on October 12, 2020 and will become effective for renewal policies on November 12, 2020.
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

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations, which include limits on the net losses that SageSure can realize. The profit share cost is reflected in commissions and other underwriting expenses on our consolidated statements of operations. Effective July 1, 2020, FNIC entered into a new quota-share treaty with Anchor Re, a wholly-owned Arizona captive reinsurance subsidiary of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. The treaty provides 50% quota-share reinsurance protection on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty essentially supplement the 50% profit-sharing agreement that has been and will continue to be in place with SageSure. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. The Company expects FNIC will receive statutory surplus relief from this new quota-share treaty. On November 3, 2020, FNIC increased its cession percentage from 50% to 80%, effective December 1, 2020, on its non-Florida homeowners book of business, on an in-force, new and renewal basis.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

The following are our recent approved rate actions that we have taken across our insurance subsidiaries that do business outside of Florida:

•In 2020, MIC applied for a statewide-average rate increase of 14.5% for Texas manufactured home insurance policies, which was approved by the Texas Department of Insurance ("TDI") and became effective for new policies on May 15, 2020 and renewal policies on June 15, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 15.5% for Texas homeowners voluntary wind-only insurance policies, which was approved by the TDI and became effective for new policies on April 15, 2020 and renewal policies on June 1, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 9.8% for Texas homeowners takeout wind-only insurance policies, which was approved by the TDI and became effective for new and renewal policies on June 15, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 6.9% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 16, 2020 and will become effective for renewal policies on September 1, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 9.5% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 16, 2020 and will become effective for renewal policies on November 16, 2020.
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

COVID-19 Impact

To slow and limit the COVID-19 outbreak and protect individuals and the health care systems worldwide, local and Federal governments have taken containment actions, including travel restrictions, testing, contact tracing and lockdowns. Companies have required working from home and in many cases laid off employees. These factors among others have caused global financial markets to experience extreme volatility and disruptions to capital and credit markets. In advance of government mandates, we implemented procedures to help reduce the spread of the outbreak, including having most of our employees work remotely, that are intended to prioritize the safety and health of our employees. In addition, we remained focused on the needs of our insureds and independent agents and fulfilling regulatory requirements and guidelines. During the first nine months of 2020, we did not see a material impact of COVID-19 to our operations, financial condition and results. We cannot at this time determine the comprehensive effect of the outbreak for the remainder of 2020. We currently believe, however, that we have limited, if any, exposure to the pandemic based on our product offerings and contractual coverages, although possible actions that our regulators or other governmental or judicial entities may take may materially adversely impact our coverages in both a retrospective and go-forward manner. We continue our focus on maintaining the safety, security and health of all our stakeholders, including policyholders, employees, partner agents, vendors and shareholders, and monitoring the impacts of the pandemic on our operations, financial condition and results. Based on the Company's already existing business continuity plan, which we have implemented to address local catastrophes events, and based on our financial condition and anticipated operating cash flows, we currently expect to continue to meet our working capital and operating expenditure requirements, even if there is further economic downturn from the pandemic.

Please refer to “Part II, Item 1A., Risk Factors” for more information.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	September 30,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$180,152	13.2%	$159,131
Gross premiums earned	183,518	26.1%	145,546
Ceded premiums	(99,972)	71.9%	(58,172)
Net premiums earned	83,546	(4.4)%	87,374
Net investment income	2,404	(40.9)%	4,068
Net realized and unrealized investment gains (losses)	1,324	66.8%	794
Direct written policy fees	3,603	43.3%	2,514
Other income	6,439	36.2%	4,726
Total revenues	97,316	(2.2)%	99,476

Costs and expenses:
Losses and loss adjustment expenses	99,016	59.4%	62,105
Commissions and other underwriting expenses	24,580	(1.1)%	24,854
General and administrative expenses	5,333	1.7%	5,246
Interest expense	1,915	1.1%	1,894
Total costs and expenses	130,844	39.0%	94,099

Income (loss) before income taxes	(33,528)	(723.5)%	5,377
Income tax expense (benefit)	(12,783)	(1,880.4)%	718
Net income (loss)	$(20,745)	(545.3)%	$4,659

Ratios to net premiums earned:
Net loss ratio	118.5%		71.1%
Net expense ratio	35.8%		34.4%
Combined ratio	154.3%		105.5%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$97,316	$99,476
Less:
Net realized and unrealized investment gains (losses)	1,324	794
Adjusted operating revenues	$95,992	$98,682

Net Income (Loss)
Net income (loss)	$(20,745)	$4,659
Less:
Net realized and unrealized investment gains (losses)	793	634
Acquisition and other costs	(15)	(238)
Amortization of identifiable intangibles	(22)	—
Gain (loss) on early extinguishment of debt	—	(29)
Adjusted operating income (loss)	$(21,501)	$4,292

Income tax rate assumed for reconciling items above	40.10%	18.26%

Revenue

Total revenue decreased $2.2 million or 2.2%, to $97.3 million for the three months ended September 30, 2020, compared with $99.5 million for the three months ended September 30, 2019. The slight decrease was driven by lower net premiums earned as increases in ceded premiums outpaced the growth in gross premiums earned. Additionally, lower net investment income was offset by higher policy fees and higher brokerage income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$106,101	$115,341
Homeowners non-Florida	68,447	38,790
Federal flood	5,660	5,019
Non-core (1)	(56)	(19)
Total gross premiums written	$180,152	$159,131

(1)Reflects exited lines of business.

Gross premiums written increased $21.1 million, or 13.2%, to $180.2 million in the quarter compared with $159.1 million for the same three-month period last year. Gross premiums written increased by $7.0 million from FNIC's non-Florida business and $28.3 million from Maison, which was partially offset by a $15.1 million decrease in FNIC's Florida business, as we reduce our exposures in this market. Overall, Homeowners grew 13.2%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$115,346	$113,062
Homeowners non-Florida	63,759	28,431
Federal flood	4,469	3,896
Non-core (1)	(56)	157
Total gross premiums earned	$183,518	$145,546

(1)Reflects exited lines of business.

Gross premiums earned increased $38.0 million, or 26.1%, to $183.5 million for the three months ended September 30, 2020, as compared to $145.5 million for the three months ended September 30, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $19.9 million from Maison's non-Florida business.

Ceded Premiums Earned

Ceded premiums earned increased $41.8 million, or 71.9%, to $100.0 million in the quarter, compared to $58.2 million in the same three-month period last year. The increase was driven by approximately $26 million higher excess of loss reinsurance spend, as property exposures increased, including from the Maison acquisition, this year as compared to last year. Additionally, there was approximately $15 million of additional ceded premiums related to the 50% quota-share treaty for FNIC's non-Florida book of business that became effective July 1, 2020. The increase to ceded premium earned associated with this new treaty is essentially offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 6 of the notes to our Consolidated Financial Statements for additional information regarding this 50% quota-share treaty.

Net Investment Income

Net investment income decreased $1.7 million, or 40.9%, to $2.4 million during the three months ended September 30, 2020, as compared to $4.1 million during the three months ended September 30, 2019. The decrease was due primarily to the lower interest rate environment in 2020 and elevated third quarter 2019 income earned on debt proceeds that had not yet been deployed on the Maison acquisition, partially offset by fixed income portfolio growth in 2020 from the Maison acquisition.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $0.5 million, to $1.3 million for the three months ended September 30, 2020, compared to $0.8 million in the prior year period. We recognized $0.3 million and $(0.6) million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

Direct Written Policy Fees

Direct written policy fees increased $1.1 million, or 43.3%, to $3.6 million for the three months ended September 30, 2020, compared with $2.5 million for the three months ended September 30, 2019. The increase is primarily driven by the policy fees generated from Maison’s policies in-force and higher fees as a result of FNIC's non-Florida premium growth.

Other Income

Other income included the following for the periods presented:
໿

	Three Months Ended
	September 30,
	2020	% Change	2019
	(Dollars in thousands)
Other income:
Commission income	$861	18.6%	$726
Brokerage	5,181	44.6%	3,582
Financing and other revenue	397	(5.0)%	418
Total other income	$6,439	36.2%	$4,726

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the third quarter of 2020 as compared to the third quarter of 2019.

Expenses

Losses and LAE

Loss and LAE incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	September 30,
	2020		2019
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$61,396	73.5%	$50,976	58.3%
Non-core (1)	—	—%	961	1.1%
Total current accident year, excluding catastrophes	61,396	73.5%	51,937	59.4%
Current year catastrophes (2):
Florida	21,268	25.4%	3,000	3.4%
Texas	1,885	2.3%	2,500	2.9%
Louisiana	15,111	18.1%	1,500	1.7%
Other states	—	—%	4,000	4.6%
Total current year catastrophes	38,264	45.8%	11,000	12.6%
Prior year loss development (redundancy):
Homeowners	(1,100)	(1.3)%	(722)	(0.8)%
Non-core (1)	672	0.8%	436	0.5%
Ceded losses subject to offsetting experience account adjustments (3)	(216)	(0.3)%	(546)	(0.6)%
Total prior year loss development (redundancy)	(644)	(0.8)%	(832)	(0.9)%
Total net losses and LAE	$99,016	118.5%	$62,105	71.1%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services (“PCS”) weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $36.9 million, or 59.4%, to $99.0 million for the three months ended September 30, 2020, compared with $62.1 million for the same three-month period last year. The net loss ratio increased 47.4 percentage points, to 118.5% in the current quarter, as compared to 71.1% in the third quarter of 2019.

The higher ratio was the result of two main factors: higher ceded premiums, as discussed earlier, which reduces the net earned premium, the denominator on the net loss ratio calculation as well as higher catastrophe net losses as compared to the prior year period. The third quarter of 2020 catastrophe losses were $38.3 million, net of reinsurance, which included Hurricanes Laura and Sally as well as other severe weather events, which together impacted Florida, Louisiana, and other states. By comparison, the third quarter of 2019 catastrophe net losses were $11.0 million, net of reinsurance, which primarily included impacts from Hurricane Dorian, Hurricane Barry and other severe weather events. Additionally, higher volume of policies in force drove approximately $6 million of higher net losses as compared to 2019. The remaining variance was driven by higher loss pick for FNIC's Florida book of business, as a result of adverse loss experience, as compared to 2019.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	September 30,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$13,736	$13,187
All others	13,337	6,610
Ceding commissions	(7,909)	(3,203)
Total commissions	19,164	16,594

Fees	1,358	902
Salaries and wages	3,351	2,696
Other underwriting expenses	707	4,662
Total commissions and other underwriting expenses	$24,580	$24,854

Commissions and other underwriting expenses decreased $0.3 million, or 1.1%, to $24.6 million for the three months ended September 30, 2020, compared with $24.9 million for the three months ended September 30, 2019. The decrease was primarily driven by a higher ceding commissions driven in part by the new 50% quota share in FNIC's non-Florida book of business and lower other underwriting expenses. When comparing these periods, this decrease was partially offset by higher non-Florida acquisition related costs as a result of premium growth. Refer to Ceded Premium Earned above for additional information.

The net expense ratio increased 1.4 percentage points to 35.8% in the third quarter of 2020, as compared to 34.4% in the third quarter of 2019.

General and Administrative Expenses

General and administrative expenses increased $0.1 million or 1.7% to $5.3 million for the three months ended September 30, 2020 compared to $5.2 million in the third quarter of 2019.

Interest Expense

Interest expense did not change at $1.9 million for the three months ended September 30, 2020 and 2019.

Income Taxes

Income tax expense (benefit) decreased $13.5 million, to $(12.8) million for the three months ended September 30, 2020, compared to $0.7 million for the three months ended September 30, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the current quarter as compared to income during the third quarter of 2019. Additionally, the Coronavirus Aid, Relief, and Economic Security Act ('CARES Act"), signed into law on March 27, 2020, is allowing us to carry back net operating loss to prior years when federal income taxes were at 35%, which increased our effective tax rate during the current quarter. Refer to Note 10 of the notes to our Consolidated Financial Statements for additional information regarding the CARES Act.

Operating Results Overview - Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

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

The following table sets forth results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$558,492	21.3%	$460,534
Gross premiums earned	538,988	26.8%	425,133
Ceded premiums	(238,054)	51.9%	(156,669)
Net premiums earned	300,934	12.1%	268,464
Net investment income	9,637	(19.9)%	12,037
Net realized and unrealized investment gains (losses)	8,882	75.9%	5,050
Direct written policy fees	10,662	45.9%	7,308
Other income	16,919	29.0%	13,115
Total revenues	347,034	13.4%	305,974

Costs and expenses:
Losses and LAE	297,862	53.3%	194,284
Commissions and other underwriting expenses	90,205	19.2%	75,650
General and administrative expenses	17,241	(0.5)%	17,336
Interest expense	5,745	(35.2)%	8,860
Total costs and expenses	411,053	38.8%	296,130

Income (loss) before income taxes	(64,019)	(750.3)%	9,844
Income tax expense (benefit)	(23,928)	(1,333.4)%	1,940
Net income (loss)	$(40,091)	(607.2)%	$7,904

Ratios to net premiums earned:
Net loss ratio	99.0%		72.4%
Net expense ratio	35.7%		34.6%
Combined ratio	134.7%		107.0%

(1)Net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Nine Months Ended
	September 30,
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$347,034	$305,974
Less:
Net realized and unrealized investment gains (losses)	8,882	5,050
Adjusted operating revenues	$338,152	$300,924

Net Income (Loss)
Net income (loss)	$(40,091)	$7,904
Less:
Net realized and unrealized investment gains (losses)	5,320	3,812
Acquisition and other costs	(41)	(774)
Amortization of identifiable intangibles	(67)	—
Gain (loss) on early extinguishment of debt	—	(2,698)
Adjusted operating income (loss)	$(45,303)	$7,564

Income tax rate assumed for reconciling items above	40.10%	24.52%

Revenue

Total revenue increased $41.0 million, or 13.4%, to $347.0 million for the nine months ended September 30, 2020, compared with $306.0 million for the nine months ended September 30, 2019. The increase was driven primarily by net premiums growth, including the effect of the acquisition of Maison, and all other revenue components, excluding net investment income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:
໿

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$339,799	$347,320
Homeowners non-Florida	203,897	100,322
Federal flood	14,967	13,014
Non-core (1)	(171)	(122)
Total gross premiums written	$558,492	$460,534

(1)Reflects exited lines of business.

Gross written premiums increased $98.0 million, or 21.3%, to $558.5 million for the nine months ended September 30, 2020, compared with $460.5 million for the nine months ended September 30, 2019. Gross premiums written increased from FNIC's non-Florida business and $74.0 million from Maison, partially offset by a $28.5 million decrease in FNIC's Florida business, as we reduce our exposure to this market. Overall, Homeowners grew 21.5%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$347,237	$338,481
Homeowners non-Florida	179,071	73,928
Federal flood	12,851	11,005
Non-core (1)	(171)	1,719
Total gross premiums earned	$538,988	$425,133

(1)Reflects exited lines of business.

Gross premiums earned increased $113.9 million, or 26.8%, to $539.0 million for the nine months ended September 30, 2020, as compared to $425.1 million for the nine months ended September 30, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $59.5 million from Maison's non-Florida business.

Ceded Premiums Earned

Ceded premiums increased $81.4 million, or 51.9%, to $238.1 million for the nine months ended September 30, 2020, compared to $156.7 million for the nine months ended September 30, 2019. The increase was driven by approximately $66 million higher excess of loss reinsurance spend, as property exposures increased, including from the Maison acquisition, this year as compared to last year. Additionally, there was approximately $15 million of additional ceded premium related to the 50% quota-share treaty for FNIC's non-Florida book of business that became effective July 1, 2020. The increase to ceded premium earned associated with this new treaty is essentially offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 6 of the notes to our Consolidated Financial Statements for additional information regarding this 50% quota-share treaty.

Net Investment Income

Net investment income decreased $2.4 million, or 19.9%, to $9.6 million during the nine months ended September 30, 2020, compared to $12.0 million during the nine months ended September 30, 2019. The decrease was primarily due to the lower interest rate environment in 2020 and elevated second quarter 2019 income earned on debt proceeds that had not yet been deployed on the Maison acquisition, partially offset by fixed income portfolio growth from the Maison acquisition.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) were $8.9 million for the nine months ended September 30, 2020, compared to $5.1 million in the prior year period. We recognized $0.4 million and $3.0 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

Direct Written Policy Fees

Direct written policy fees increased by $3.4 million, or 45.9%, to $10.7 million for the nine months ended September 30, 2020, compared with $7.3 million during the nine months ended September 30, 2019. The increase is primarily driven by the policy fees generated from Maison’s policies in-force and higher fees as a result of FNIC's non-Florida premium growth.

Other Income

Other income included the following for the periods presented:

໿

	Nine Months Ended
	September 30,
	2020	% Change	2019
	(In thousands)
Other income:
Commission income	$2,484	0.7%	$2,466
Brokerage	13,173	40.0%	9,408
Financing and other revenue	1,262	1.7%	1,241
Total other income	$16,919	29.0%	$13,115

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during the first nine months of 2020 as compared to the first nine months of 2019.

Expenses

Losses and LAE

Loss and LAE incurred, net of reinsurance, included the following for the periods presented:

	Nine Months Ended
	September 30,
	2020		2019
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$183,768	61.1%	$145,838	54.3%
Non-core (1)	—	—%	2,201	0.8%
Total current accident year, excluding catastrophes	183,768	61.1%	148,039	55.1%
Current year catastrophes (2):
Florida	47,963	15.9%	23,476	8.8%
Texas	26,672	8.9%	11,441	4.3%
Louisiana	31,551	10.5%	7,465	2.8%
Other states	1,740	0.6%	4,603	1.7%
Total current year catastrophes	107,926	35.9%	46,985	17.6%
Prior year loss development (redundancy):
Homeowners	4,355	1.4%	(3,457)	(1.3)%
Non-core (1)	2,557	0.8%	4,695	1.7%
Ceded losses subject to offsetting experience account adjustments (3)	(744)	(0.2)%	(1,978)	(0.7)%
Total prior year loss development (redundancy)	6,168	2.0%	(740)	(0.3)%
Total net losses and LAE	$297,862	99.0%	$194,284	72.4%

(1)Reflects exited lines of business.

(2)Includes PCS weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $103.6 million, or 53.3%, to $297.9 million for the nine months ended September 30, 2020, compared with $194.3 million for the same period last year. The net loss ratio increased 26.6 percentage points, to 99.0% in the first nine months of 2020, as compared to 72.4% in the first nine months of 2019. The higher loss ratio was primarily the result of higher catastrophe net losses when comparing the periods, as the first nine months of 2020 included $107.9 million, net of reinsurance. Approximately $37 million of catastrophe net losses from FNIC's non-Florida book of business was subject to a 50% profit-sharing agreement prior to the 50% quota share becoming effective on July 1, 2020, as discussed above.

The first nine months of 2020 catastrophe net losses were $107.9 million, net of reinsurance, which included Hurricanes Laura and Sally as well as a number of hail, wind-related severe weather events, which together impacted Florida, Louisiana, Texas and other states. By comparison, the first nine months of 2019 catastrophe net losses were $47 million, net of reinsurance, which primarily included the impacts of Hurricane Dorian, Hurricane Barry and Tropical Storm Imelda. Additionally, higher volume of policies in force drove approximately $25.0 million of higher losses compared to 2019. Lastly, $10.0 million of higher losses related to higher loss pick in FNIC’s Florida book of business as compared to prior year period.

Also contributing to the higher loss ratio was the strengthening of reserves for prior accident years by $6.9 million, which related primarily to the 2019 accident year in the Florida homeowners line of business.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$41,181	$39,810
All others	37,789	17,796
Ceding commissions	(13,969)	(8,893)
Total commissions	65,001	48,713

Fees	3,694	2,340
Salaries and wages	10,068	9,090
Other underwriting expenses	11,442	15,507
Total commissions and other underwriting expenses	$90,205	$75,650

Commissions and other underwriting expenses increased $14.5 million, or 19.2%, to $90.2 million for the nine months ended September 30, 2020, compared with $75.7 million for the nine months ended September 30, 2019. The increase was primarily driven by higher non-Florida acquisition related costs as a result of premium growth. When comparing these periods, this increase was partially offset by a higher ceding commissions driven in part by the new 50% quota share in FNIC's non-Florida book of business and lower other underwriting expense. Refer to Ceded Premium Earned above for additional information.

The net expense ratio increased 1.1 percentage points to 35.7% in the first nine months of 2020, as compared to 34.6% in the first nine months of 2019.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 0.5%, to $17.2 million for the nine months ended September 30, 2020, compared with $17.3 million in the prior year period.

Interest Expense

Interest expense decreased $3.2 million to $5.7 million for the nine months ended September 30, 2020, compared with $8.9 million in the prior year period, which included $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs. This decline was partially offset by the fact that our March 2019 debt offering was only outstanding for a portion of the first quarter of 2019.

Income Taxes

Income tax expense (benefit) decreased $25.8 million, to $(23.9) million for the nine months ended September 30, 2020, compared to $1.9 million for the nine months ended September 30, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the first nine months of the current year as compared to income during the corresponding period in 2019. Additionally, the CARES Act, signed into law on March 27, 2020, is allowing us to carry back net operating loss to prior years when federal income taxes were at 35%, which increased our effective tax rate during the current quarter. Refer to Note 10 of the notes to our Consolidated Financial Statements for additional information regarding the CARES Act.

Consolidated Company Outlook - Changing Financial Trends

Beginning October 1, 2020, FNIC increased their quota share cession percentage from 10% to 20% on its Florida homeowners book of business. This increase will affect the components of the combined ratio by the change in the ceding of premiums, claims and commissions. Refer to Note 6 for further information on the quota share treaty.

Beginning December 1, 2020, FNIC increased their quota share cession percentage from 50% to 80% on its non-Florida homeowners book of business. This increase will affect the components of the combined ratio by the change in the ceding of premiums, claims and commissions. Refer to Note 6 for further information on the quota share treaty.

As discussed in more detail under “Item 1A. Risk Factors,” the private reinsurance market has been and is expected to remain in a “hard” market cycle, with the result that available terms are less favorable and could cause more financial exposure to the Company. The Company has attempted to mitigate these impacts by purchasing additional coverage where available. Refer to Note 6 for further information on the additional coverage. There can be no assurances, however, that such additional coverage will eliminate all financial exposure. Please see “Liquidity and Capital Resources—Overview” for more information.

The Company experienced impacts from Hurricanes Delta and Zeta, both of which made landfall in the state of Louisiana during the month of October. For the fourth quarter of 2020, we are expecting to incur approximately $27 million (pre-tax) of catastrophe losses, net of all recoveries, including reinsurance, on a combined basis for these storms.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income.  Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of September 30, 2020, the Company held $553.6 million in investments. Cash and cash equivalents decreased $84.1 million, to $49.3 million as of September 30, 2020, compared with $133.4 million as of December 31, 2019. Total shareholders’ equity decreased $47.2 million, to $201.5 million as of September 30, 2020, compared with $248.7 million as of December 31, 2019 due primarily to a net loss and repurchases of common stock.

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

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. If the Company's debt to capital ratio exceeds 35%, the Company would be precluded from incurring additional debt or from paying common stock dividends. No acceleration of the related debt would occur, unless the debt to capital ratio was driven above 35% by specific actions taken by the Company. The Company's actual debt to capital ratio as of September 30, 2020 was approximately 32.9%.

Historically, we have met our liquidity requirements primarily through cash generated from operations. During the first nine months of 2020, property and casualty businesses, including FNHC’s insurance carriers, have been impacted by catastrophes, hail, and wind-related severe weather events and private reinsurers have tightened coverage provisions and raised the cost of their coverages. Although we currently continue to have adequate liquidity and capital, management is continually monitoring and adjusting its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges. Additional weather-related events and actions by reinsurers could adversely affect the Company’s ability to access sources of liquidity, especially due to our elevated debt to capital ratio and debt covenants discussed above, and there can be no assurance that additional financing will be available to us on favorable terms, or at all.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2019 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate. The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus.  In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. As of September 30, 2020 and December 31, 2019, FNIC’s statutory surplus, which includes MNIC, was $96.8 million and $141.8 million, respectively. As of September 30, 2020 and December 31, 2019, MIC’s statutory surplus was $46.8 million and $50.7 million, respectively.

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

As of September 30, 2020, the Company has $61 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to “holding company liquidity”) that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries. The Company currently expects to end 2020 with RBC levels at or above 300% in its insurance carriers, and with remaining holding company liquidity of approximately $50 million. These projected figures can vary for a variety of reasons and do not contemplate any U.S. landfall by Tropical Depression Eta, the net retention for which could be impacted by a potential gap in reinsurance coverage as a result of the non-cascading terms on a portion of our reinsurance program. While difficult to quantify any gap in reinsurance coverage, due to its dependency on ultimate gross losses from Hurricanes Delta and Zeta, the Company currently estimates that any such gap for Tropical Depression Eta would only emerge if Eta made U.S. landfall and resulted in losses in excess of approximately $47 million. Refer to "Part II, Item 1A., Risk Factors” for more information. A reinsurance purchase in early November specifically excludes Tropical Depression Eta and has mitigated all or some of the potential gap in coverage for an event arising after Tropical Depression Eta, if Tropical Depression Eta does not make landfall. As discussed in Overview above, over time, additional weather-related events and actions by reinsurers could adversely affect the Company’s insurance carriers’ ability to maintain adequate capital levels and FNHC may not be able to contribute necessary capital.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. Please see "COVID-19 Impact"

above for a discussion of the potential impact of the COVID-19 pandemic on us. We currently believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs, and satisfy the covenants in our senior notes. Future growth strategies may require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations. The continue declaring and paying of dividends is subject to our compliance with debt covenants, future liquidity needs and reserve requirements.

Subject to our compliance with capital requirements as described above, we may consider various opportunities to deploy our capital, including repurchases of our common stock if such repurchases represent a more favorable use of available capital.

Operating Activities

Net cash (used in) operating activities decreased to $(78.8) million in the nine months ended September 30, 2020 compared to net cash provided by $26.4 million in the same period in 2019. This decrease reflects higher expenses paid, including those related to commissions and underwriting expenses and losses and LAE, partially offset by higher net premiums collected, in the first nine months of 2020 as compared to the corresponding period in 2019.

Investing Activities

Net cash provided by investing activities of $8.9 million in the nine months ended September 30, 2020 reflected sales, maturities and redemptions of our debt and equity investment securities of $419.1 million, partially offset by purchases of debt and equity investment securities of $407.6 million. Net cash used in investing activities of $16.7 million in the nine months ended September 30, 2019 reflected purchases of debt and equity investment securities of $175.1 million, partly offset by sales, maturities and redemptions of our debt and equity investment securities of $160.0 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 of $14.2 million primarily reflects repurchases of FedNat Holding Company common stock of $10.4 million and dividends paid of $3.8 million. Net cash provided by financing activities of $47.3 million for the nine months ended September 30, 2019 primarily reflects issuance of long-term debt, net of issuance costs, of $98.4 million, partially offset by payment of long-term debt of $48.0 million.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2020.  Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2019 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2020, approximately 98% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked to market. We may in the future consider additional debt securities to be held-to-maturity securities, which are carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We may experience increased financial exposure due to change in private excess-of-loss reinsurance market terms and conditions.

The private reinsurance market goes through what are known in the industry as “soft” and “hard” market cycles based on factors such as variations in world-wide and regional weather patterns and other natural or man-made catastrophes that produce higher or lower loss experience for the reinsurance industry. During soft market cycles, where losses have been less than expected, advantageous terms are more readily available to us, which reduces our potential exposure by providing broader coverage. During a hard market cycle, where losses have been more than expected, private reinsurance markets typically tighten coverage, potentially resulting in more financial exposure to the Company. Examples of tighter terms include, but are not limited to, the removal of cascading protection and the elimination of individual insurance carrier per-event retentions when there are multiple insurance carriers in a group.

Cascading protection provides broader coverage during years in which we experience multiple events. As the aggregate limit of the preceding layer is exhausted, the adjacent layers above drop down (cascade) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. In the absence of cascading features, when events occur, a carrier may need to purchase supplemental coverage to backfill layers or potential gaps of coverage ("backfill coverage"), if available, and may have to do so at inopportune times, such as in the middle of hurricane season when availability is scarcer and pricing is higher. If such backfill coverage is not available, the carrier may experience gaps in reinsurance coverage. Because the existence and magnitude of potential gaps in coverage may be dependent on the ultimate catastrophe losses that emerge from preceding storms, some of which may be very recent, quantification of potential gaps can be highly uncertain. In addition, if another potential disturbance is already active at the time of binding backfill coverage, the active disturbance will generally be excluded from the newly bound coverage, which could result in gaps in the reinsurance tower with respect to the active disturbance, if it were to make landfall.

With individual insurance carrier per-event retentions, each insurance carrier has a retention that better matches their current risk appetite and surplus level. With an aggregate per-event retention for the entire group, if only one or two of the insurance carriers are involved in a given event, the larger corporate retention is split between the insurance carriers, usually resulting in a larger retention for the impacted carrier(s).

Restricted terms could also appear in the form of shortened time periods for coverage to be afforded on any one event or requiring 100% of the premium to be paid at the inception of coverage. Given these restrictions, the Company may incur or retain additional risk towards the end of hurricane season.

The reinsurance market for 2020 has been a hard market, with less advantageous terms as described above. As a result, the Company expects to bear higher reinsurance spend and retain more risk itself as a result of the severity of the active 2020 hurricane season. In addition, the Company anticipates that the reinsurance market will remain hard for 2021.

There have been no other material changes from the risk factors previously disclosed in “Part I, Item 1A-Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in “Part II, Item 1A-Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for disclosures regarding significant risks and uncertainties related to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities. The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended September 30, 2020 by or on behalf of FNHC:
໿

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid	as Part of Publicly	May Yet Be Purchased
	Repurchased	Per Share	Announced Plans	Under the Plans (1)
July 2020	—	$—	—	$10,000,011
August 2020	—	—	—	10,000,011
September 2020	—	—	—	10,000,011

໿
(1)In December 2019, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $10.0 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. As of September 30, 2020, the remaining availability for future repurchases of our common stock was $10.0 million. Any such purchases would be made in the open market in accordance with Rule 10b-18 or under Rule 10b5-1 of the Exchange Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Non-Florida Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and subscribing reinsurers*
10.2
Non-Reinstatable Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.3
Third-Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.4	Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.5
First, Second and Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.6
Private Single Retention Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.7
Second-Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.8
Third-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.9
Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.10
Third-Fifth Cascading Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.11
First-Third Cascading Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.12
Second Single Retention Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.13
Second Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.14
First Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.15	Private Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.16	Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.17
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020, by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.18
Private Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.19	Non-Florida Second Event Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and subscribing reinsurers*
10.20
First-Third Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.21
Second-Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch national Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.22
Private Third-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.23
First-Third Single Retention Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.24
Second and Third Event Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.25
Supplemental Excess Catastrophe Reinsurance Contract effective July 28, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.26
Main Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and among FedNat Insurance Company, Monarch National insurance Company, Maison Insurance Company and subscribing reinsurers*

10.27
Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.28
Private Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and between FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.29	Net Quota Share Reinsurance Agreement effective July 1, 2020 by and between FedNat Insurance Company and Swiss Reinsurance America Corporation*
10.30	Non-Florida Property Quota Share Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and SageSure Anchor Re, Inc.*
10.31	Employment Agreement dated August 22, 2020 by and between Patrick McCahill and FedNat Holding Company**
10.32	Confidential Information, Non-Solicitation and Non-Competition Agreement dated August 22, 2020 by and between FedNat Holding Company and Patrick McCahill**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: November 6, 2020