Form 10-K
period 2020-12-31
FedNat Holding Co
filed 2021-03-29
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates was $139,671,662 as of June 30, 2020, computed on the basis of the closing sale price of the Registrant’s common stock on June 30, 2020 (the last business day of the second fiscal quarter).
As of March 5, 2021, the total number of common shares outstanding of Registrant’s common stock was 13,717,908.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2020.

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
•Merger and acquisition, integration and other strategic costs, and the amortization of specifically identifiable intangibles (other than value of business acquired);
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

Maison Insurance Company ("MIC"), an insurance subsidiary that we acquired on December 2, 2019 (see "Maison Companies Acquisition" below for more information), is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail only exposures by the state insurance departments in Louisiana, Texas and Florida.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed to write homeowners property and casualty insurance in Florida.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC and MNIC. MNIC was founded in 2015 through a joint venture. On February 21, 2018, FNIC acquired the non-controlling interests in MNIC’s indirect parent company, Monarch Delaware Holdings LLC (“Monarch Delaware”) from our joint venture partners (see “Monarch National Insurance Company,” below, for more information). Maison Managers, Inc. ("MMI"), a wholly-owned subsidiary, serves as the managing general agent for MIC. ClaimCor, LLC ("ClaimCor"), a wholly-owned subsidiary, is a claims solutions company that processes MIC's claims.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Gross Premiums Written
Homeowners:
Florida	$444,576	$451,856	$458,652
Louisiana	93,331	45,043	36,063
Texas	127,005	66,429	22,492
South Carolina	35,261	25,172	17,592
Alabama	7,676	5,841	4,890
Mississippi	261	—	—
Total homeowners	708,110	594,341	539,689

Personal automobile:
Texas	—	—	5,141
Georgia	—	(1)	3,078
Florida	—	—	384
Total personal automobile	—	(1)	8,603

Commercial general liability	(247)	(145)	5,384

Federal flood	19,022	16,413	14,088
Gross premiums written total	$726,885	$610,608	$567,764

Acquisitions and Joint Ventures

Maison Companies Acquisition

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

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

We expect that in 2021 we will advance our enterprise value through:

•increasing rates on our policies in all states, where warranted, based on claims experience and the increased cost of catastrophe and quota-share reinsurance, with a focus on generating an overall sustainable underwriting profit, irrespective of competitive pricing pressures within the markets where we operate, in all cases subject to required regulatory approvals;
•continuing to non-renew, within all relevant regulatory parameters, policies that no longer meet our underwriting and/or profitability standards as we continuously update our view of risk based on emerging trends and information;
•applying rigorous underwriting standards on all new and renewal business, even if that limits growth in our Florida book of business, due to the challenging claims environment;
•continued, controlled growth in our non-Florida markets;
•focusing on operational efficiencies to reduce expenses in conjunction with our continued investment in, and use of, technology;
•leveraging MNIC by developing and implementing a plan to expand upon MNIC’s pricing and product offerings in 2021 to increase market share in the risk-adjusted portion of the Florida homeowners market;
•enhancing our property analytical metrics, such as an increased geographical dispersion of risks, while managing our underwriting appetite, whether new or renewal, to ensure a balanced book of business;
•maintaining our commitment to provide high quality customer service to our agents and insureds;
•continued focus of our marketing efforts by retaining key personnel and utilizing multiple distribution strategies;
•offering competitive compensation to our agents to place quality business with our companies;
•continuing with our comprehensive catastrophe reinsurance programs to reduce our exposure to risks;
•continuing our execution of the strategic review process initiated by our board of directors, as announced on November 4, 2020, which could result in, among other things, changes in our strategy or operations, a strategic business combination or other possible transactions, possible joint ventures or dispositions of assets, or continuing to execute on our current business plan; and
•optimizing the free cash flow generated by our managing general agencies and other insurance services businesses.

Refer to Note 18 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for information regarding recent developments. The Company will use the net proceeds of approximately $15.2 million from its March 15, 2021 sale of the common stock for general corporate purposes, including to provide additional liquidity in its holding company to be available for future capital contributions to its insurance company subsidiaries, if necessary. This offering was part of our ongoing execution of the strategic review process initiated by the Company’s Board of Directors announced in November 2020.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC and MIC also underwrites homeowners insurance in Louisiana and Texas, while FNIC also underwrites homeowners in South Carolina, Alabama and Mississippi. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of December 31, 2020, the total homeowners policies in-force was 361,000, of which 207,000 were in Florida and 154,000 were outside of Florida. As of December 31, 2019, the total homeowners policies in-force was 374,000, of which 241,000 were in Florida and 133,000 were outside of Florida.

Florida
Our homeowners insurance products provide maximum dwelling coverage of approximately $3.6 million, with the aggregate maximum policy limit being approximately $6.3 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually review and update these limits. The approximate average premium on the policies currently in-force is $2,100, as compared with $1,940 for 2019. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

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
The following are our recent approved rate actions that we have taken across our three insurance subsidiaries:

•In late 2019, FNIC applied for a reinsurance-related statewide average increase of 2.8% for Florida homeowners multiple-peril insurance policies only, which was approved by the Florida OIR, and became effective for new polices on January 15, 2020 and effective for renewal policies on March 15, 2020.
•In 2019, FNIC applied for a statewide average rate increase of 3.6% for Florida dwelling fire insurance policies, which was approved by the Florida OIR, and became effective for new and renewal policies on June 1, 2019. Also in 2019, FNIC applied for a reinsurance-related statewide average rate increase of 4.1% for Florida dwelling fire insurance policies, and became effective for new policies on February 25, 2020 and for renewal policies on April 1, 2020.
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
•In 2020, FNIC applied for a statewide-average rate increase of 5.6% for Florida homeowners multiple-peril insurance policies, which was approved by the Florida OIR and became effective for new policies on October 12, 2020 and for renewal policies on November 12, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 4.3% for Florida dwelling fire insurance policies, which was approved by the Florida OIR and became effective for new policies on October 12, 2020 and for renewal policies on November 12, 2020.
•Other rate filings have been filed with the Florida OIR and are pending approval in early 2021.

Non-Florida
Our FNIC non-Florida homeowners insurance products, produced through our partnership with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million. The approximate average premium on the policies currently in-force is $1,761, as compared with $1,753 for 2019. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to limitations, which included limits on the net losses that SageSure could realize. The profit share cost was reflected in commissions and other underwriting expenses on our consolidated statement of operations. Effective July 1, 2020, FNIC entered into a quota-share treaty with Anchor Re, Inc. ("Anchor Re"), an Arizona captive that is an affiliate of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. The treaty provides 50% quota-share reinsurance protection on claims incurred subsequent to July 1, 2020 on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty substantially mirror the 50% profit-sharing arrangement that was previously in place. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. On November 3, 2020, FNIC increased its cession percentage in this treaty from 50% to 80%, effective December 1, 2020, on claims incurred subsequent to December 1, 2020 on in-force, new and renewal basis.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

The following are our recent approved rate actions that we have taken across FNIC and MIC:

•In 2020, MIC applied for a statewide-average rate increase of 14.5% for Texas manufactured home insurance policies, which was approved by the Texas Department of Insurance ("TDI") and became effective for new policies on May 15, 2020 and renewal policies on June 15, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 15.5% for Texas homeowners voluntary wind-only insurance policies, which was approved by the TDI and became effective for new policies on April 15, 2020 and renewal policies on June 1, 2020.
•In 2020, MIC applied for a statewide-average rate increase of 9.8% for Texas homeowners takeout wind-only insurance policies, which was approved by the TDI and became effective for new and renewal policies on June 15, 2020.

•In 2020, FNIC applied for a statewide-average rate increase of 6.9% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 16, 2020 and effective for renewal policies on September 1, 2020.
•In 2020, FNIC applied for a statewide-average rate increase of 9.5% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 16, 2020 and effective for renewal policies on November 16, 2020.
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
•Other insurers that engage in both direct and assumed reinsurance; and
•Other entities, including unrated reinsurance captives, to facilitate the sharing of the financial results of certain programs.

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

Significant Reinsurance Contracts

FNIC, MIC and MNIC operate primarily by underwriting and accepting risks for their direct accounts on a gross basis and reinsuring a portion of the exposure on either an individual risk or an aggregate basis to the extent those exceed the desired retention level. We continually evaluate the relative attractiveness of different forms of reinsurance contracts and different markets that may be used to achieve our risk and profitability objectives. Our reinsurance contracts do not relieve FNIC, MIC or MNIC from their direct obligations to the insured.

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

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker. As of December 31, 2020 and 2019, we had over 70 reinsurance companies on our program which are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized. In addition, FNIC has a quota-share reinsurance treaty on a collateralized basis with Anchor Re, which is an affiliate of SageSure that does not have an AM Best rating.

Refer to Note 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our reinsurance programs.

HUMAN CAPITAL RESOURCES

As an insurance holding company, the Company relies on its employees to perform a substantial portion of the insurance- and support-related services for our insurance subsidiaries, including policy underwriting, marketing, risk management and claims management. As of December 31, 2020, we had 377 employees.

The Company considers its employees to be critical to accomplishing its corporate goals, which are focused on providing unparalleled service to its insureds. In addition to providing competitive compensation and benefits, the Company believes that providing a compelling work environment for its employees is important to its success. To that end, the Company provides a variety of employee-focused benefits, including:

•The Company has for the past several years provided eligible employees with opportunities for remote work. Having an existing infrastructure for remote work allowed the Company to seamlessly transition to an entirely remote work environment during the Covid-19 pandemic. The Company provides varied support options for eligible employees, including Company-issued computers and monitors, IT support and flexible scheduling.
•The Company reimburses eligible employees who are required to maintain licenses or certifications as part of their job responsibilities all associated fees to maintain these licenses and certifications, and provides a Company-paid platform for all required continuing education.
•The Company encourages all of its employees to continue their education to improve knowledge, responsibility and growth in their professional careers. The Company has established, for the benefit of its employees, an Education Assistance Program, through which the Company provides stipends to eligible employees for collegiate degree programs and professional industry designations at approved institutions.
•In 2019, the Company adopted an environmental policy to promote social responsibility by integrating environmental concerns into the Company’s business operations. The Company has provided resources and technology to its employees to reduce their use of consumables, including virtual printing and electronic document collaboration, file storage, signature collection and forms. These measures have enabled the Company to substantially reduce its use of paper and printer toner.

Our business depends on adequate levels of staff to service our new business and policies in force, manage and resolve reported claims, and provide support services to the Company. These support services include technology, human resources, finance and internal audit teams. We anticipate staffing needs and make changes to our staff as needed to meet the needs of our operations and regulatory requirements, and to achieve our service standards to our insureds. We are able to expand our workforce as needed in connection with weather events through relationships with trusted subcontractors. We continue our support of diversity to create an inclusive culture to enhance performance and broaden perspectives. None of our employees are represented by a labor union.

COMPETITION

We face competition from national, regional and residual market insurance companies in the homeowners and flood insurance markets in which we operate. Our competitors include companies that market their products through agents and companies that sell insurance directly to their customers. Large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base, and reduced policy acquisition costs. Adverse loss experience and increasing catastrophe reinsurance costs in recent years could also potentially disrupt smaller competitors that lack adequate scale.

Three of our larger competitors in Florida currently are Citizens, Universal Property and Casualty Insurance Company, and Heritage Property and Casualty Insurance Company. As the legislatively created insurance company in Florida, Citizens is free of many of the constraints on private carriers, such as minimum surplus, financial ratio requirements, income tax and reinsurance expense. Other states in which we operate have similar mechanisms to provide insurance to consumers who are not able to obtain coverage in the private market.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the Florida OIR or Louisiana Department of Insurance ("LDI"). The Florida OIR is working on its regularly scheduled statutory examination of MNIC for the period ending December 31, 2019, which included an examination of FNIC for the same period. Additionally, the LDI is performing its regularly scheduled statutory examination of MIC for the five years ended December 31, 2019.

Various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2020, FNIC, MIC and MNIC held investment securities with a fair value of approximately $11.5 million, as deposits with the state of Florida, Texas, Georgia, South Carolina, Alabama and Mississippi.

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

COVID-19 Impact

To slow and limit the COVID-19 outbreak and protect individuals and the health care systems worldwide, local and Federal governments have taken containment actions, including travel restrictions, testing, contact tracing and lockdowns. Companies have required working from home and in many cases laid off employees. These factors among others have caused global financial markets to experience extreme volatility and disruptions to capital and credit markets. In advance of government mandates, we implemented procedures to help reduce the spread of the outbreak, including having most of our employees work remotely, that are intended to prioritize the safety and health of our employees. In addition, we remained focused on the needs of our insureds and independent agents and fulfilling regulatory requirements and guidelines. During 2020, we did not see a material impact of COVID-19 to our operations, financial condition and results. We cannot at this time determine the comprehensive effect of the outbreak for the remainder of 2021. We currently believe, however, that we have limited, if any, exposure to the pandemic based on our product offerings and contractual coverages, although possible actions that our regulators or other governmental or judicial entities may take may materially adversely impact our coverages in both a retrospective and go-forward manner. We continue our focus on maintaining the safety, security and health of all our stakeholders, including policyholders, employees, partner agents, vendors and shareholders, and monitoring the impacts of the pandemic on our operations, financial condition and results. Based on the Company's already existing business continuity plan, which we have implemented to address local catastrophes events, and based on our financial condition and anticipated operating cash flows, we currently expect to continue to meet our working capital and operating expenditure requirements, even if there is further economic downturn from the pandemic.

Insurance Holding Company Regulation

FNHC, as the parent holding company, is subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled or Louisiana where MIC is domiciled. Among other things, these laws: (i) require us to file periodic information with the Florida OIR, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions; and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our common stock will be presumed to have acquired control of FNIC, MIC or MNIC and is required to file an application with the Florida OIR or LDI to obtain approval of such acquisition.

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

No dividends were paid by FNIC or MNIC in 2020, 2019 and 2018, and none are anticipated in 2021. No dividends were paid by MIC since the acquisition date, and none are anticipated in 2021. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the Florida OIR or LDI will allow any dividends to be paid by FNIC, MIC or MNIC to FNHC, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

Based upon the 2020 and 2019 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its Authorized Control Level (“ACL”), as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 303% and 324% as of December 31, 2020 and 2019, respectively. MNIC’s ratio of statutory surplus to its ACL was 736% and 1,129% as of December 31, 2020 and 2019, respectively. MIC's ratio of statutory surplus to its ACL was 348% and 306% as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, FNIC, MIC and MNIC are rated by Demotech as “A” (“Exceptional”), which is the third of seven ratings, and defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning an FSR of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders.” Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating could be jeopardized by factors including adverse development and various surplus related ratio exceptions.

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

The occurrence of claims from catastrophic events can result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year, as seen in 2020, 2019 and 2018. An elevation in the values and concentrations of insured property may increase the severity of the occurrence of claims in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Florida, Louisiana and Texas, all states in which we write homeowners policies, experienced several significant hurricanes in 2020, 2019 and 2018, which some weather analysts believe is consistent with a period of greater hurricane activity. Exposure risk management alternatives are carefully evaluated as they may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and LAE. These reserves are estimates based on historical data and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Actual loss and LAE reserves, however, may vary significantly from our estimates. Factors that affect loss and LAE reserves include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as IBNR. Periodic estimates by management of the ultimate costs required to settle all claim files are based on our analysis of historical data and estimations of the impact of numerous factors such as:

•per-claim information;
•company and industry historical loss experience, including the impact of trends such as the AOB (as described in more detail below) by insureds;
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

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance in each of the last two years has increased substantially and the terms have become less favorable, with the result that we may not be able to successfully alleviate risk through our reinsurance arrangements.

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

The availability and costs associated with the acquisition of reinsurance varies year to year, with significant increases occurring in each of the last two years. We are not able to control additional future availability and price increases of reinsurance, which may be significant and may limit our ability to purchase adequate coverage. In addition, when the statutory surplus of our insurance subsidiaries decreases, it decreases the maximum per-event retention allowed by our rating agency and our regulators. While a lower per-event retention has the benefit of reducing our maximum exposure to any single catastrophic event, it also further increases the cost of our reinsurance program. The recovery of increased reinsurance costs through rate increases is not immediate and cannot be presumed, as rate increases are subject to approval of the Florida OIR or LDI.

We face a risk of non-collectability of reinsurance, which could materially and adversely affect our business, results of operations and financial condition.

As is common practice within the insurance industry, we transfer a portion of the risks insured under our policies to other companies through the purchase of reinsurance. This reinsurance is maintained to protect our insurance subsidiaries against the severity of losses on individual claims, unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss and other catastrophic events. Although reinsurance does not discharge our insurance subsidiaries from their respective primary obligations to pay for losses insured under the policies they issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiary for the reinsured portion of the risk. A credit exposure exists with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance contract could have a material adverse effect on our business, results of operations and financial condition.

Our reinsurance structure has significant risks, including the fact that the FHCF or our other reinsurers may not have available capital resources to pay their claims or that their ability to pay their claims in a timely manner may be impaired. This could result in significant financial, legal and operational challenges to our company. Therefore, in the event of a catastrophic loss, we may become dependent upon the FHCF’s and our other reinsurers’ ability to pay their claims. With respect to the FHCF, we may, in turn, be dependent upon the ability of the State Board of Administration of Florida to issue bonds in amounts that would be required to meet its reinsurance obligations in the event of such a catastrophic loss.

We may experience increased financial exposure due to changes in private excess-of-loss reinsurance market terms and conditions.

The private reinsurance market goes through what are known in the industry as “soft” and “hard” market cycles based on factors such as variations in world-wide and regional weather patterns and other natural or man-made catastrophes that produce higher or lower loss experience for the reinsurance industry. During soft market cycles, where losses have been less than expected, advantageous terms are more readily available to us, which reduces our potential exposure by providing broader coverage. During a hard market cycle, where losses have been more than expected, private reinsurance markets typically tighten coverage, potentially resulting in more financial exposure to the Company. Examples of tighter terms include, but are not limited to, the removal of cascading protection and the elimination of individual insurance carrier per-event retentions when there are multiple insurance carriers in a group.

Cascading protection provides broader coverage during years in which we experience multiple events. As the aggregate limit of the preceding layer is exhausted, the adjacent layers above drop down (cascade) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. In the absence of cascading features, when events occur, a carrier may need to purchase supplemental coverage to backfill layers or potential gaps of coverage ("backfill coverage"), if available, and may have to do so at inopportune times, such as in the middle of hurricane season when availability is scarcer and pricing is higher. If such backfill coverage is not available, the carrier may experience gaps in reinsurance coverage. Because the existence and magnitude of potential gaps in coverage may be dependent on the ultimate catastrophe losses that emerge from preceding storms, some of which may be very recent, quantification of potential gaps can be highly uncertain. In addition, if another potential disturbance is already active at the time of binding backfill coverage, the active disturbance will generally be excluded from the newly bound coverage, which could result in gaps in the reinsurance tower with respect to the active disturbance, if it were to make landfall.

With individual insurance carrier per-event retentions, each insurance carrier has a retention that better matches its current risk appetite and surplus level. With an aggregate per-event retention for the entire group, if only one or two of the insurance carriers are involved in a given event, the larger corporate retention is split between the insurance carriers, usually resulting in a larger retention for the impacted carrier(s).

Restricted terms could also appear in the form of shortened time periods for coverage to be afforded on any one event or requiring 100% of the premium to be paid at the inception of coverage. Given these restrictions, the Company may incur or retain additional risk towards the end of hurricane season.

The reinsurance market for 2020 was a hard market, with less advantageous terms, as described above, on a portion of our July 1 through June 30, 2021 excess-of-loss reinsurance program. In addition, the Company anticipates that the reinsurance market will remain hard for 2021 such that, upon renewal, the less advantageous terms described above may be applicable to our entire excess-of-loss reinsurance program.

Contractual terms within our quota-share reinsurance treaties may limit the extent to which catastrophe losses can be ceded into the treaties, increasing the Company’s net losses retained.

Many of the Company’s quota-share reinsurance treaties include contractual terms that limit the nature or amount of catastrophe losses that can be ceded into the treaties. For example, the quota-share treaties covering FNIC’s Florida homeowners book of business exclude named storm catastrophe losses and contain caps on non-named storm losses, or exclude them altogether. In addition, the quota-share treaty covering FNIC’s non-Florida book of business includes limits on the net loss that the reinsurer can incur during the treaty year. As a result of catastrophe losses experienced during the second half of 2020, under the current terms of the applicable treaty, the Company will be limited in its ability to cede losses from Winter Storm Uri, which occurred during February 2021, or subsequent storms, into the treaty. Absent these limitations, the Company would expect to recover additional Winter Storm Uri losses pursuant to this treaty. Depending on the profitability of the business ceded into the treaty over the remainder of its term, the Company may be able to recover a portion of these losses, though not necessarily in the same period in which Winter Storm Uri occurred.

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

Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to wind and/or flood-prone areas. Our amount of maximum reinsurance coverage is determined in part by subjecting our homeowners exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. The statistical forecasting models have limitations, including the possible failure to contemplate emerging claims trends. This could include the impact of “social inflation,” where contractors and vendors extract more overages from an insurance policy than it was designed and price to provide, including the rise of “cottage industries” that are more active and aggressive than historical loss data may indicate. The potential failure of these models to capture such emerging trends, such as elevated claims litigation in Florida, gives rise to the risk that we may not purchase adequate catastrophic wind coverage. Our reinsurance coverage contemplates the effects of catastrophic events in a manner that satisfies our regulators, debtholders and our rating agency. Our amount of losses retained (our deductible) and the amount of coverage purchased in connection for any single event and in aggregate for a treaty year are influenced by market capacity, pricing conditions and our need for surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

Our operations, financial condition and results could be adversely affected by COVID-19 and other future contagious severe health viruses.

We are exposed to the risk of natural or man-made events, such as COVID-19 or other pandemics that could cause substantial deaths, illnesses and business disruptions. We continue to closely monitor developments related to COVID-19 and its variants to assess any potential future impact on our business, which continues to be an evolving and highly uncertain situation. As a means of limiting the exposure of FNHC’s team to the spread of infectious diseases, the Company has long supported a work-from-home culture in response to business continuity concerns by establishing and supporting the expansion of the Company’s network infrastructure to include dedicated home workstations for most employees. Nevertheless, material disruptions to the Company caused by the pandemic could include:

•Although we believe that our product offerings and contractual coverages limit our exposure to claims related to COVID-19, there may be a risk that legislative, regulatory, judicial or social influences could extend coverage beyond our contractual obligations or may result in an increase in the frequency or severity of claims beyond expected levels.
•Volatile and illiquid global financial markets resulting from the outbreak may adversely impact the fair value or credit quality of securities in our investment portfolio.
•Reduced liquidity, higher operating costs and strained profitability from legislative, regulatory or judicial actions may result in denials of rate increases, including rate increases we have already implemented, require premium payment grace periods, or prevent cancellations for non-payment of premium.
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

Additional localized or widespread events resulting from COVID-19 or its variants, or other infectious diseases that directly affect our workplace, insureds or reinsurers could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our ability to effectively conduct business, including our ability to write new business, and our financial condition. Therefore, additional prolonged periods of commercial disruption, reduced economic activity, high unemployment, extreme market volatility, disruptions to capital and credit markets, and other consequences of the COVID-19 pandemic, its variants or other infectious diseases could have a material adverse impact on our operations, financial condition and results.

If our capital must be used to pay greater than anticipated claims, instead of expanding our products or markets, our financial results may suffer.

Our ability to grow in the future will depend on our ability to expand the types of insurance products we offer and the geographic markets in which we do business, both balanced by the business risks we choose to assume and cede. Our existing sources of funds include issuance of equity or debt securities (although the incurrence of additional debt would require the consent of existing debt holders), possible sales of our investment securities, and our earnings from operations and investments. Catastrophic events in our market areas, such as the hurricanes experienced in Florida, Louisiana and Texas in 2020, 2019 and 2018, and other catastrophic weather events, have resulted and may result in greater claims losses than anticipated, which could require us to limit or halt growth while we redeploy our capital to pay these unanticipated claims.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been structured to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of exclusions to our policies that limit exposure to known risks, including, but not limited to, exclusions relating to certain named liabilities and specific artisan activities. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While we believe our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

The failure of various risk mitigation strategies utilized could have a material, adverse effect on our financial condition, results of operations or reputation in the marketplace.

We utilize a number of tactics to mitigate risk exposure within our insurance business, which include:

•Avoidance of risks that do not conform to underwriting standards;
•Risk portfolio optimization;
•Transferring portfolio risk to financially sound reinsurance companies;
•Acquiring adequate primary insurance to ensure continued operations; and
•Promoting an enterprise risk management culture.

If we fail to effectively mitigate our risk exposures, the Company could experience increased claims, losses from catastrophic events that are not reinsured and/or damage of our reputation that makes agents and reinsurers reluctant to work with us.

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

An example of an existing trend, particularly in Florida homeowners insurance, is the assignment of benefits (“AOB”) for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The AOB phenomenon substantially increased, and may continue to increase, our exposure to inflated claims, attorney’s fees and costs. Although legislative actions in the State of Florida to limit the effect of AOB on insurance companies were passed in 2019, the effect of such legislation has been a shift in the volume of lawsuits from third-party/AOB suits from third party contractors and vendors, to first party suits from our policyholders instead. Another recent trend has been increased litigation regarding construction defect claims against the insureds under our commercial general liability policies written in prior years in Florida. This recent trend has resulted in low severity, high frequency claims that, although typically excluded by our policy language, nevertheless generate a high volume of litigation and related defense costs. There can be no assurances that the 2019 AOB legislation or any other future legislative actions for broader tort or insurance reform will become law or, if enacted, that such actions will have the effect of limiting the impact on us of “social inflation” and/or other causes of elevated levels of lawsuits.

Our failure to comply with the covenants in our senior note indenture, including as a result of events beyond our control such as a downgrade in our financial rating, could result in an event of default, which could materially and adversely affect our financial condition and results of operations.

The indenture for our senior notes requires us to maintain certain financial ratios and to comply with various operational and other covenants, including maintenance of certain financial ratings and limitations on our ability to incur additional debt without the approval of the existing noteholders. As of the date of this Annual Report, our debt is rated ‘BBB.’ If our rating were to decrease by two notches, to ‘BB+,’ the interest rate due on the senior notes would increase by 50 basis points and an additional 50 basis points for each additional notch below ‘BB+'. The terms of our senior note indenture currently prevent us from incurring additional debt, paying cash dividends or repurchasing our shares.

If there were an event of default under the indenture that was not cured or waived, the holders of the senior notes could cause all amounts outstanding with respect to the senior notes to be due and payable immediately. We cannot assure our shareholders that our assets or cash flow would be sufficient to fully repay the senior notes, either upon maturity or, if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on the senior notes. This would have a material adverse impact on our liquidity, financial condition and results of operations.

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

If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we raise additional funds by incurring debt financing, which would currently require the consent of existing debt holders, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business or pay dividends. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

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

Similarly, an increase in existing RBC requirements or minimum statutory capital requirements, such as the catastrophic risk component of RBC may require us to increase our statutory capital levels. Ratios calculated based on RBC also tend to be key criteria in the assignment of ratings by insurance rating agencies.

A reduction in our future capacity to enter new, renew, or maintain existing quota-share or excess of loss reinsurance treaties could potentially decrease the scope of options available to us in response to managing future statutory surplus needs.

Our company is dependent on reinsurance to manage our exposure to weather events. We purchase excess of loss reinsurance to satisfy requirements of our state regulators, insurance industry rating agency, debt rating agency, and debt covenants in our senior note indenture. We also purchase quota-share reinsurance, which assists us in managing the statutory surplus of our insurance subsidiaries. Our inability to maintain, renew or secure excess of loss or quota-share reinsurance at an affordable price, or at any price, could impact our ability to continue our business.

There are also practical constraints on the total percentage of a given book of business that can be ceded via quota-share reinsurance. During 2020, the quota-share cession percentage on FNIC’s Florida homeowners book of business was increased from 10% to 40%, and the cession percentage on its non-Florida homeowners book was increased from zero to 80%, actions which benefited FNIC’s statutory surplus and RBC ratio. As such, FNIC has reduced capacity to increase the level of quota-share cessions in the future. MIC and MNIC currently have no quota-share treaties in place.

A future reduction in the amount of quota-share reinsurance in place, primarily upon the expiration of the current treaties, could reduce existing statutory surplus of the impacted carrier, potentially triggering the need for a capital infusion.

To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty. Contractual provisions in a treaty that excessively limit the extent or timing of the net loss that a reinsurer can experience can conceivably preclude the treaty from meeting the criteria for risk transfer, thereby disqualifying it from reinsurance accounting treatment. An assessment of risk transfer must be performed upon entry into a new treaty, as well as each time the treaty is renewed. Each of our in-force quota-share reinsurance treaties qualified for reinsurance accounting at the time of its most-recent inception. Each of these treaties has a one-year term (refer to Note 6 of the notes to our Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for further discussion of these reinsurance treaties). The Company currently expects to be able to renew each of the treaties that it determines beneficial to renew on terms that qualify for continued reinsurance accounting; however, there can be no assurance that the available market terms of these renewals (including pricing, coverage and exclusions) will also pass risk transfer. If a treaty that we desire to renew fails to qualify for reinsurance accounting based on its then-current renewal terms, it could adversely impact that carrier’s statutory surplus, triggering the need for additional capital infusions within a short period of time.

Our business is heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to shareholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business. Regulators may also exert influence over the loss and loss adjustment expense reserves we carry for future claims on the insurance policies we issue. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. State regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

Insurance companies currently pass these assessments on to holders of insurance policies in the form of a policy surcharge and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees, however, may adversely affect our overall marketing strategy due to the competitive landscape in Florida. As a result, the impact of possible future assessments on our balance sheet, results of operations or cash flow are indeterminable at this time.

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

Our investment portfolio consists primarily of interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates or decrease in credit worthiness could have a material adverse effect on our financial condition or results of operations. Declines in interest rates, such as occurred during 2020, could have an adverse effect on our investment income. Further, if periods of net cash outflows arise, whether due to catastrophe losses or for other reasons, we may need to draw down our bond portfolio, reducing the interest income we will earn in future periods.

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

Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of significant competition in pricing and underwriting terms and conditions, which is known as a “soft” insurance market, followed by periods of lessened competition and increasing premium rates, which is known as a “hard” insurance market. Although an individual insurance company’s financial performance is dependent upon its own specific business characteristics, the profitability of most property and casualty insurance companies tends to follow this cyclical market pattern, with profitability generally increasing in hard markets and decreasing in soft markets. At present, on a consolidated basis, we continue to file and obtain rate increases as the current Florida property and casualty market continues to harden. Elsewhere in the United States, we are experiencing increased competition. We cannot predict how long these market conditions will persist. Although we do not compete entirely on price or targeted market share, negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our revenues and operating performance may be adversely affected.

Homeowners insurance operations outside of Florida may not be profitable.

Our insurance subsidiaries currently conduct business in a limited number of states in addition to Florida, with concentrations of business in Texas, Louisiana and South Carolina and to a lesser extent in Alabama and Mississippi. Any single catastrophic occurrence or other condition affecting losses in these states could adversely affect our operating results. We have currently slowed our expansion of admitted homeowners property and casualty programs into other states, but may continue in the future as opportunities arise. Expanding our operations to additional states present risks similar to those we currently face with our existing operations, including risks associated with the inability to market adequately priced policies, inadequate commission structures, and overpriced or unavailable catastrophe reinsurance for wind events. Additionally, we would become subject to the insurance regulators in each state and the laws and regulations designed to regulate the insurance products and operations of new and existing insurance companies under their respective authorities. As a result, there can be no guarantees that state regulators will allow us to do business in those states or, if we are approved to operate in a state, that our operations will be profitable in that state.

If we determine to expand to additional states or to expand the types of insurance products we offer, we may incur additional costs and may not obtain the necessary regulatory approvals.

We may decide to expand our product offerings in the future by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs. Before we can write insurance in a new state, or sell a new insurance product in a state, we must obtain a license or other approvals from the applicable state insurance regulators. These state insurance regulators may request additional information, add conditions to the license that we find unacceptable, or deny our application. This would delay or prevent us from operating in that state or offering that new product. There can be no assurance that we would be successful bringing new insurance products to our markets in a manner that is profitable.

Our success depends on our ability to accurately price the risks we underwrite.

The results of operations and the financial condition of our insurance companies depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully and price our products accurately is subject to a number of risks and uncertainties, some of which are outside our control, including:

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

The withdrawal or downgrade of our ratings could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, or from obtaining adequate reinsurance. The withdrawal or downgrade of our ratings could have a material adverse effect on our results of operations and financial position because our insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders. Furthermore, a withdrawal or downgrade of our ratings could prevent independent agents from selling and servicing our insurance products or could increase the commissions we must pay to these agents.

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

We are a party to an insurance agency master agreement with ISA, an affiliate of Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners insurance products to consumers in Florida. Since that time, our homeowners premiums and the percentage of homeowners premiums attributable to Allstate agents has increased rapidly. During the years ended December 31, 2020, 2019 and 2018, 20.7%, 23.2% and 23.8%, respectively, of the homeowners premiums we underwrote were from Allstate’s network of Florida agents. This concentration may increase further. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

We are a party to a managing general underwriting agreement with SageSure to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of our total homeowners premiums, 25.5%, 23.1% and 15.0%, for the years ended December 31, 2020, 2019 and 2018, respectively, were underwritten by SageSure. The profitability of the business we obtain outside of Florida through this agreement will depend substantially on the quality of underwriting performed by SageSure. An interruption in SageSure’s services for us, or issues with the quality of SageSure’s underwriting, could have a material adverse effect on the profitability of the business obtained through this relationship.

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

In the ordinary course of our business, we store sensitive data, including our proprietary business information and personally identifiable information of our insureds and employees, on our networks. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. We have also promoted the ability of our team to work remotely, particularly through the COVID-19 pandemic, which could make our systems more vulnerable to breaches. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, or stolen. Any such access, disclosure or loss of information could result in legal claims against us, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, and damage our reputation, which could materially adversely affect our results of operations. Although we have implemented security measures to protect our systems from viruses and other intrusions by third parties, there can be no assurances that these measures will be effective. To mitigate these costs, we carry a cyber-liability insurance policy. Our insurance may not be sufficient to protect against all financial and other loss. Additionally, this policy will not cover us for security breaches, data loss, or cyber-attacks experienced by our third-party business partners who have access to our customer, agent, or employee data.

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

We have identified a material weakness in our internal controls over financial reporting, which we are in the process of remediating. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. Because we have a material weakness in our internal controls over financial reporting as described in more detail in Part II, Item 9A "Controls and Procedures" of this Annual Report, we may not detect errors on a timely basis and our financial statements may be materially misstated.

Due to our identified material weaknesses in our internal controls over financial reporting, we may not be able to comply with the requirements of Section 404 in a timely manner as currently we are unable to assert that our internal controls over financial reporting are effective; therefore, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, Nasdaq or other regulatory authorities, which could require additional financial and management resources to address.

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
•recognition of large unanticipated accounting charges, such as related to a loss reserve strengthening;
•changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•a downgrade of our Demotech rating or the rating of our outstanding debt;
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

The removal of our common stock from the Russell 3000® and Russell 2000® Indexes could result in certain investors selling our shares and the market for our common stock becoming limited, with the result that the price at which you can sell your shares may decrease.

Because of the recent decline in the market prices of our common stock and the expected significant increase in the expected minimum market capitalization required for continued inclusion in the Russell 3000® and Russell 2000® Indexes, our market capitalization may no longer meet the expected minimum market capitalization required for continued inclusion in the Russell indexes. As a result, index funds, institutional investors and other investors attempting to track the composition of those indexes may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.

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

We are an insurance holding company whose primary assets are our subsidiaries. Our operations, and our ability to pay dividends or service our debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiaries are restricted by the applicable state laws governing our insurance subsidiaries. Generally, these laws limit the dividends permitted to be paid by insurance companies under complicated formulas based on the companies’ available capital and earnings.

Payment of dividends in the future will depend upon our earnings and financial position and such other factors, as our board of directors deems relevant.

Our articles of incorporation, our bylaws and Florida law provide for anti-takeover provisions that could make it more difficult for a third party to acquire us.

Provisions of our articles of incorporation, our bylaws and Florida law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock, or could limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

Future sales of our common stock by our existing shareholders in the public market, or the possibility or perception of such future sales, or sales of additional shares of common stock by us, could depress our stock price.

Investors currently known to be the beneficial owners of more than 5.0% of our common stock hold approximately 60% of our outstanding shares. Sales of a substantial number of shares of our common stock in the public market or otherwise by our existing shareholders, or the possibility or perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock by us, or the perception that these sales may occur, could adversely impact our stock price. Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our acquisition of the Maison Companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.  PROPERTIES

Our executive office is located at 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323 in a 64,727 square foot office facility. Our lease for this office space is scheduled to expire in October 2028.

We also lease office space located at 7861 Woodland Center Boulevard, Tampa, Florida 33614 in a 5,880 square foot office facility, which serves as the principal office space for our subsidiary, MIC. Our lease for this office space is scheduled to expire in January 2025.

Refer to Note 12 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our leases.

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

Refer to Note 12 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the NASDAQ Global Market under the symbol “FNHC.”

HOLDERS

As of March 5, 2021, there were 138 holders of record of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plans as of December 31, 2020. All equity compensation plans were approved by our shareholders. We have not granted any options, warrants or rights to our shareholders outside of these equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	25,417	4.01	524,659

Refer to Note 13 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our equity compensation.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

FedNat Holding Company

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Index
FedNat Holding Company	100.00	63.85	57.72	70.56	60.23	22.24
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
SNL Insurance P&C	100.00	118.02	134.93	129.73	152.23	154.96

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2015 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Net premiums earned	$364,134	$363,652	$355,257	$333,481	$261,369
Net investment income	11,786	15,901	12,460	10,254	9,063
Net realized and unrealized investment gains (losses)	18,032	7,084	(4,144)	8,548	3,045
Direct written policy fees	13,970	10,200	13,366	17,173	16,619
Other income	23,941	18,124	19,154	22,206	17,429
Total revenues	431,863	414,961	396,093	391,662	307,525

Costs and expenses:
Losses and loss adjustment expenses	376,449	273,080	228,416	247,557	197,810
Commissions and other underwriting expenses	124,288	107,189	121,109	114,867	90,378
General and administrative expenses	23,420	23,203	22,183	19,963	17,186
Interest expense	7,661	10,776	4,177	348	348
Impairment of intangibles	11,699	—	—	—	—
Total costs and expenses	543,517	414,248	375,885	382,735	305,722

Income (loss) before income taxes	(111,654)	713	20,208	8,927	1,803
Income tax expense (benefit)	(33,496)	(298)	5,498	3,585	542
Net income (loss)	(78,158)	1,011	14,710	5,342	1,261
Net income (loss) attributable to non-controlling interest	—	—	(218)	(2,647)	246
Net income (loss) attributable to FedNat Holding Company shareholders	$(78,158)	$1,011	$14,928	$7,989	$1,015

Net income (loss) per share attributable to FedNat Holding Company shareholders
Basic	$(5.64)	$0.08	$1.17	$0.61	$0.07
Diluted	(5.64)	0.08	1.16	0.60	0.07
Dividends	0.36	0.33	0.24	0.32	0.27

	December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Balance Sheet Data
Cash and invested assets	$593,734	$684,002	$515,948	$530,249	$484,275
Total assets	1,428,537	1,179,016	925,371	904,873	815,390
Loss and loss adjustment expense reserves	540,367	324,362	296,230	230,515	158,110
Total liabilities	1,270,377	930,323	710,112	677,414	580,925
Total shareholders' equity	158,160	248,693	215,259	227,459	234,465
Book value per share, excluding non-controlling interest	11.53	17.25	16.84	16.29	16.01

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth results of operations for the periods presented:

	Year Ended December 31,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$726,885	19.0%	$610,608
Gross premiums earned	720,967	23.8%	582,334
Ceded premiums	(356,833)	63.2%	(218,682)
Net premiums earned	364,134	0.1%	363,652
Net investment income	11,786	(25.9)%	15,901
Net realized and unrealized investment gains (losses)	18,032	154.5%	7,084
Direct written policy fees	13,970	37.0%	10,200
Other income	23,941	32.1%	18,124
Total revenues	431,863	4.1%	414,961

Costs and expenses:
Losses and loss adjustment expenses	376,449	37.9%	273,080
Commissions and other underwriting expenses	124,288	16.0%	107,189
General and administrative expenses	23,420	0.9%	23,203
Interest expense	7,661	(28.9)%	10,776
Impairment of intangibles	11,699	NCM	—
Total costs and expenses	543,517	31.2%	414,248

Income (loss) before income taxes	(111,654)	NCM	713
Income tax expense (benefit)	(33,496)	NCM	(298)
Net income (loss)	$(78,158)	NCM	$1,011

Ratios to net premiums earned:
Net loss ratio	103.4%		75.1%
Net expense ratio	40.5%		35.9%
Combined ratio	143.9%		111.0%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Revenue
Total revenues	$431,863	$414,961
Less:
Net realized and unrealized investment gains (losses)	18,032	7,084
Adjusted operating revenues	$413,831	$407,877

Net Income (Loss)
Net income (loss)	$(78,158)	$1,011
Less:
Net realized and unrealized investment gains (losses)	10,801	5,347
Acquisition and strategic costs	(171)	(1,267)
Amortization of identifiable intangibles	(90)	(10)
Gain (loss) on early extinguishment of debt	—	(2,698)
Impairment of intangibles	(11,417)	—
Adjusted operating income (loss)	$(77,281)	$(361)

Income tax rate assumed for reconciling items above, excluding impairment of goodwill	40.100%	24.522%

Revenue

Total revenue increased $16.9 million, or 4.1%, to $431.9 million for the year ended December 31, 2020, as compared to $415.0 million for the year ended December 31, 2019. The increase was primarily driven by higher net investment gains, policy fees and other income, partially offset by lower net investment income, all of which are discussed below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Gross premiums written:
Homeowners Florida	$444,576	$451,856
Homeowners non-Florida	263,534	142,485
Federal flood	19,022	16,413
Non-core (1)	(247)	(146)
Total gross premiums written	$726,885	$610,608

(1)Reflects exited lines of business.

Gross premiums written increased $116.3 million, or 19.0%, to $726.9 million for the year ended December 31, 2020, as compared to $610.6 million for the year ended December 31, 2019. The gross premiums written increase was driven by our growth in our non-Florida book of business, including $77.8 million from MIC's non-Florida business, partially offset by a decrease in our Florida business, as we reduce our exposure in the state of Florida, as a result of the challenging litigation environment. Overall, homeowners grew 19.1%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$459,511	$452,730
Homeowners non-Florida	244,192	112,836
Federal flood	17,511	15,073
Non-core (1)	(247)	1,695
Total gross premiums earned	$720,967	$582,334

(1)Reflects exited lines of business.

Gross premiums earned increased $138.7 million, or 23.8%, to $721.0 million for the year ended December 31, 2020, as compared to $582.3 million for the year ended December 31, 2019. The higher gross premiums earned was primarily driven by continued non-Florida growth, including $73.3 million from MIC's non-Florida business.

Ceded Premiums Earned

Ceded premiums earned increased $138.1 million, or 63.2%, to $356.8 million for the year ended December 31, 2020, as compared to $218.7 million for the year ended December 31, 2019. The increase was driven by approximately $91.5 million higher excess of loss reinsurance spend, as prices and overall property exposures increased, including $32.8 million from the Maison Companies acquisition, this year as compared to last year. Additionally, stemming from the non-cascading portion of our reinsurance tower and number of catastrophe events, we purchased supplemental coverage to backfill layers and gaps in coverage, which increased ceded premium earned by $10.4 million when comparing these periods. Furthermore, there was approximately $34.1 million of additional ceded premium related to the 50% quota-share treaty for FNIC's non-Florida book of business that became effective July 1, 2020 and was subsequently increased to 80% effective December 1, 2020. The increase to ceded premium earned associated with the aforementioned quota-share treaties is partially offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 6 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $4.1 million, or 25.9%, to $11.8 million for the year ended December 31, 2020, as compared to $15.9 million for the year ended December 31, 2019. The decrease was primarily due to the lower interest rate environment in 2020 and elevated second quarter 2019 income earned on debt proceeds that had not yet been deployed on the Maison Companies acquisition, partially offset by fixed income portfolio growth from the Maison Companies acquisition.

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $10.9 million, to $18.0 million for the year ended December 31, 2020, as compared to $7.1 million for the year ended December 31, 2019. We recognized $(4.1) million (more than offset by realized gains on sales) and $4.1 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020. In addition, to reduce the potential impact of equity market volatility on our capital and liquidity, we sold all of the Company's investments in common stock.

Direct Written Policy Fees

Direct written policy fees increased by $3.8 million, or 37.0%, to $14.0 million for the year ended December 31, 2020, as compared to $10.2 million for the year ended December 31, 2019. The increase is primarily driven by the policy fees generated from MIC's policies in-force and higher fees as a result of FNIC's non-Florida premium growth.

Other Income

Other income increased $5.8 million, or 32.1%, to $23.9 million for the year ended December 31, 2020, as compared to $18.1 million for the year ended December 31, 2019. Other income included the following for the periods presented:

	Year Ended December 31,
	2020	% Change	2019
	(Dollars in thousands)
Other income:
Commission income	$3,357	15.6%	$2,904
Brokerage	18,948	39.6%	13,577
Financing and other revenue	1,636	(0.4)%	1,643
Total other income	$23,941	32.1%	$18,124

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place in 2020 as compared to 2019.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Year Ended December 31,
	2020			2019
		Net Loss			Net Loss
	Amount	Ratio		Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$230,602	63.3%		$207,808	57.1%
Non-core (1)	—	—%		1,601	0.4%
Total current accident year, excluding catastrophes	230,602	63.3%		209,409	57.5%
Current year catastrophes (2):
Florida	55,533	15.3%	0	26,250	7.4%
Texas	26,204	7.2%		12,400	3.4%
Louisiana	44,174	12.1%		8,900	2.4%
Other states	2,386	0.7%		5,150	1.4%
Total current year catastrophes	128,297	35.3%		52,700	14.6%
Prior year loss development (redundancy):
Homeowners	(655)	(0.2)%		615	0.2%
Non-core (1)	19,022	5.2%		12,845	3.5%
Ceded losses subject to offsetting experience account adjustments (3)	(816)	(0.2)%		(2,489)	(0.7)%
Total prior year loss development (redundancy)	17,551	4.8%		10,971	3.0%
Total net losses and LAE	$376,449	103.4%		$273,080	75.1%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services ("PCS") weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $103.3 million, or 37.9%, to $376.4 million for the year ended December 31, 2020, as compared to $273.1 million for the year ended December 31, 2019. The net loss ratio increased 28.3 percentage points, to 103.4% in 2020, as compared to 75.1% in 2019. The higher loss ratio was primarily the result of higher catastrophe net losses when comparing the periods, as 2020 included $128.3 million, net of reinsurance. Approximately $37 million of catastrophe net losses from FNIC's non-Florida book of business was subject to a 50% profit-sharing agreement prior to the 50% quota share becoming effective on July 1, 2020 and increasing to 80% effective December 1, 2020, as discussed above.

The 2020 catastrophe net losses were $109.8 million, net of reinsurance and profit-share impact described above, which included Hurricanes Laura, Sally, Delta, Zeta and Eta, as well as a number of hail and wind-related severe weather events, which impacted Florida, Louisiana, Texas and other states. By comparison, 2019 catastrophe net losses were $39.5 million, net of reinsurance and profit-share impact, which primarily included $18.7 million attributed to a single hail storm in Brevard County, Florida, and hail and wind related events during the spring months in the southeastern part of the United States. The remaining variance was the result of higher prior year development, as detailed in the table above, and higher current year gross losses from a higher volume of policies, mostly offset by increased ceded losses in FNIC's Florida and non-Florida books of business as a result of additional quota-share agreements in place in the second half of 2020 as compared to the second half of 2019.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$54,043	$52,962
All other	49,384	25,491
Ceding commissions	(27,143)	(12,128)
Total commissions	76,284	66,325

Fees	5,079	3,368
Salaries and wages	13,791	12,114
Other underwriting expenses	29,134	25,382
Total commissions and other underwriting expenses	$124,288	$107,189

Commissions and other underwriting expenses increased $17.1 million, or 16.0%, to $124.3 million for the year ended December 31, 2020, as compared to $107.2 million for the year ended December 31, 2019. The increase was primarily driven by higher non-Florida acquisition related costs, which includes gross commissions, fees and other underwriting expenses as a result of premium growth, including from MIC's non-Florida business. When comparing these periods, this increase was partially offset by a higher ceding commission driven in part by the new quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information.

The net expense ratio increased 4.6 percentage points to 40.5% in 2020, as compared to 35.9% in 2019 due primarily to higher excess of loss ceded reinsurance premiums in 2020.

General and Administrative Expenses

Despite the addition of the Maison Companies and enabled by our rigorous integration efforts, general and administrative expenses increased only $0.2 million, or 0.9%, to $23.4 million for the year ended December 31, 2020, as compared to $23.2 million for the year ended December 31, 2019.

Interest Expense

Interest expense decreased $3.1 million to $7.7 million for the year ended December 31, 2020, as compared to $10.8 million for the year ended December 31, 2019, which included $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs. This decline was partially offset by the fact that our March 2019 debt offering was only outstanding for a portion of the first quarter of 2019.

Impairment of Intangibles

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing has resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 is impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

Correspondingly, effective as of October 1, 2020, we believed there was an indication of impairment for our identifiable intangible assets, therefore we performed a discounted cash flow method to measure and record a non-cash impairment of $0.7 million, due primarily to a higher discount rate, which lowered the fair value below carrying value.

Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information related to our goodwill and identifiable intangible assets.

Income Taxes

Income tax expense (benefit) decreased $33.2 million to $(33.5) million for the year ended December 31, 2020, as compared to $(0.3) million for the year ended December 31, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the current year as compared to income during 2019. Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, enabled us to carry back net operating loss to prior years when the statutory federal income tax rate was at 35%, which increased our effective tax rate during 2020. Refer to Note 11 of the notes to our Consolidated Financial Statements for additional information regarding the CARES Act.

Operating Results Overview — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table sets forth selected results of operations for the periods presented:

	Year Ended December 31,
	2019	% Change	2018
	(Dollars in thousands)
Revenues:
Gross premiums written	$610,608	7.5%	$567,764
Gross premiums earned	582,334	0.4%	580,020
Ceded premiums	(218,682)	(2.7)%	(224,763)
Net premiums earned	363,652	2.4%	355,257
Net investment income	15,901	27.6%	12,460
Net realized and unrealized investment gains (losses)	7,084	(270.9)%	(4,144)
Direct written policy fees	10,200	(23.7)%	13,366
Other income	18,124	(5.4)%	19,154
Total revenues	414,961	4.8%	396,093

Costs and expenses:
Losses and LAE	273,080	19.6%	228,416
Commissions and other underwriting expenses	107,189	(11.5)%	121,109
General and administrative expenses	23,203	4.6%	22,183
Interest expense	10,776	158.0%	4,177
Total costs and expenses	414,248	10.2%	375,885

Income (loss) before income taxes	713	(96.5)%	20,208
Income tax expense (benefit)	(298)	(105.4)%	5,498
Net income (loss)	1,011	(93.1)%	14,710
Net income (loss) attributable to non-controlling interest	—	(100.0)%	(218)
Net income (loss) attributable to FNHC shareholders	$1,011	(93.2)%	$14,928

Ratios to net premiums earned:
Net loss ratio	75.1%		64.3%
Net expense ratio	35.9%		40.3%
Combined ratio	111.0%		104.6%

(1)Net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Revenue
Total revenues	$414,961	$396,093
Less:
Net realized and unrealized investment gains (losses)	7,084	(4,144)
Adjusted operating revenues	$407,877	$400,237

Net Income (Loss)
Net income (loss)	$1,011	$14,928
Less:
Net realized and unrealized investment gains (losses)	5,347	(3,094)
Acquisition and strategic costs	(1,267)	(1,968)
Amortization of identifiable intangibles	(10)	—
Gain (loss) on early extinguishment of debt	(2,698)	—
Adjusted operating income (loss)	$(361)	$19,990

Income tax rate assumed for reconciling items above	24.522%	25.345%

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

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Gross premiums written:
Homeowners Florida	$451,856	$458,652
Homeowners non-Florida	142,485	81,037
Federal flood	16,413	14,088
Non-core (1)	(146)	13,987
Total gross premiums written	$610,608	$567,764

(1)Reflects exited lines of business.

Gross premiums written increased $42.8 million, or 7.5%, to $610.6 million for the year ended December 31, 2019, as compared to $567.8 million for the year ended December 31, 2018. Gross premiums written increased primarily due to the growth in homeowners non-Florida, including $6.6 million from MIC, partially offset by the decline in the non-core lines we exited, automobile and commercial general liability, as well as a decline in homeowners Florida. Overall, homeowners grew 10.1%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Gross premiums earned:
Homeowners Florida	$452,730	$473,121
Homeowners non-Florida	112,836	66,571
Federal flood	15,073	13,132
Non-core (1)	1,695	27,196
Total gross premiums earned	$582,334	$580,020

(1)Reflects exited lines of business.

Gross premiums earned increased $2.3 million, or 0.4%, to $582.3 million for the year ended December 31, 2019, as compared to $580.0 million for the year ended December 31, 2018. Gross premiums earned increased primarily due to a 4.8% increase in earned premiums in homeowners, which includes $7.9 million from MIC, partially offset by our decision to exit the automobile and commercial general liability lines.

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

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $11.2 million, to $7.1 million for the year ended December 31, 2019, as compared to $(4.1) million for the year ended December 31, 2018. We recognized $4.1 million and $(1.2) million in unrealized investment gains (losses) for equity securities during these respective periods. Our current year net realized gains and prior year net realized losses are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Our prior year net realized losses are resulted from our decision to liquidate certain bond positions, including positions related to tax-free municipal securities during the first quarter of 2018.

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

The decrease in other income was driven by lower commission income and financing revenue, partially offset by higher brokerage revenue. The year over year decrease in commission income were driven by lower automobile fee income from the reduction in premiums earned, as we exited this line of business, and, to a lesser extent, lower fee income from other areas of the business. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during 2019 as compared to 2018.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Year Ended December 31,
	2019		2018
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$207,808	57.1%	$189,567	53.4%
Non-core (1)	1,601	0.4%	10,066	2.8%
Total current accident year, excluding catastrophes	209,409	57.5%	199,633	56.2%
Current year catastrophes (2):
Florida	26,250	7.4%	27,500	7.8%
Texas	12,400	3.4%	—	—%
Louisiana	8,900	2.4%	—	—%
Other states	5,150	1.4%	4,000	1.1%
Total current year catastrophes	52,700	14.6%	31,500	8.9%
Prior year loss development (redundancy):
Homeowners	615	0.2%	(7,576)	(2.1)%
Non-core (1)	12,845	3.5%	9,742	2.7%
Ceded losses subject to offsetting experience account adjustments (3)	(2,489)	(0.7)%	(4,883)	(1.4)%
Total prior year loss development (redundancy)	10,971	3.0%	(2,717)	(0.8)%
Total net losses and LAE	$273,080	75.1%	$228,416	64.3%

(1)Reflects exited lines of business.

(2)Includes PCS weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE increased $44.7 million, or 19.6%, to $273.1 million for the year ended December 31, 2019, as compared to $228.4 million for the year ended December 31, 2018. The net loss ratio increased 10.8 percentage points, to 75.1% in 2019, as compared to 64.3% in 2018. The higher ratio was primarily the result of higher catastrophe net losses when comparing the periods, as 2019 included $52.7 million, net of reinsurance (of which $26.5 million was from FNIC's non-Florida losses that are subject to a 50% profit-sharing agreement), as compared to $31.5 million, net of reinsurance, from 2018 catastrophe events, which is discussed below.

Also contributing to the higher loss ratio was prior year net development of $11.0 million during 2019, as compared to prior year net redundancy of $2.7 million in 2018. Additionally, we increased the current accident year loss and LAE selection for our homeowners Florida line of business in response to higher severity trends from AOB and the overall litigation environment in Florida. The 2019 prior year net development was driven primarily by our exited non-core lines of business, personal automobile and commercial general liability. The 2018 prior year net redundancy was driven by a combination of favorable net redundancy from lower LAE expenses, primarily associated with Hurricane Irma, and ceded losses related to the retrospective reinsurance treaties, mostly offset by unfavorable net development from our exited non-core personal automobile line of business.

Commissions and Other Underwriting Expenses

The following table sets forth commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2019	2018
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$52,962	$56,693
All others	25,491	19,948
Ceding commissions	(12,128)	(12,743)
Total commissions and other fees	66,325	63,898

Fees	3,368	6,469
Salaries and wages	12,114	14,279
Other underwriting expenses	25,382	36,463
Total commissions and other underwriting expenses	$107,189	$121,109

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

Interest Expense

Interest expense increased $6.6 million to $10.8 million for the year ended December 31, 2019, as compared to $4.2 million for the year ended December 31, 2018. The increase in interest expense is the result of $3.6 million of prepayment fees, including the write-off of remaining debt issuance costs, and an increase in the outstanding debt as a result of our first quarter 2019 borrowing. Refer to Notes 3 and 10 of the notes to our Consolidated Financial Statements included herein, for information regarding debt issued and debt retirement that occurred in March 2019.

Income Taxes

Income tax expense (benefit) decreased $5.8 million, or 105.4%, to $(0.3) million for the year ended December 31, 2019, as compared to $5.5 million for the year ended December 31, 2018. The decrease in income tax expense is the result of lower income during 2019, compared to 2018. Additionally, in 2019, we recognized a benefit of $0.4 million relating to an election to carry back capital losses and a benefit of $0.2 million relating to a reduction in the uncertain tax position reserve. Lastly, the State of Florida announced a reduction in its state income tax rate effective January 1, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of December 31, 2020, the Company held $102.4 million in cash and cash equivalents and $491.4 million in investments. As of December 31, 2019, the Company held $133.4 million in cash and cash equivalents and $550.6 million in investments. Total shareholders’ equity decreased $90.5 million, to $158.2 million as of December 31, 2020, as compared to $248.7 million as of December 31, 2019, due primarily to our net loss in 2020 and repurchases of common stock executed early in 2020.

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

Among other things, the 2029 Notes contain customary covenants that limit the Company's ability to enter into certain operational and financial transactions, including, but not limited to incurring additional debt above certain thresholds. The Company's debt to capital ratio exceeds 35%; therefore, the Company is currently precluded from incurring additional debt (absent the consent of existing debt holders), repurchasing shares of our common stock or paying common stock dividends. No acceleration of the related debt is mandated due to the fact that catastrophic weather events drove the ratio over 35% rather than specific actions taken by the Company. The Company's actual debt to capital ratio as of December 31, 2020 was approximately 38.4%.

Historically, we have met our liquidity requirements primarily through cash generated from operations. During 2020, property and casualty businesses, including FNHC’s insurance carriers, have been impacted by catastrophes, hail, and wind-related severe weather events and private reinsurers have tightened coverage provisions and raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity for the Company during 2020. Quota-share reinsurance treaties are another liquidity management tool, via the ceding commission the Company receives upon inception and the related reduction to statutory surplus requirements. New quota-share treaties entered or increased during 2020 were responsive to these purposes, as well as to reduce the Company's exposure to non-named storm catastrophes.

On March 15, 2021, the Company closed an underwritten public offering of 3,500,000 shares of its common stock at a price of $4.75 per share for gross proceeds of $16.6 million. The offering generates net proceeds to the Company of approximately $15.2 million, after deducting the underwriter’s discount and estimated offering expenses payable by the Company. The Company will use the net proceeds from this sale of the common stock for general corporate purposes, including to provide additional liquidity in its holding company to be available for future capital contributions to its insurance company subsidiaries, if necessary. This offering is part of our ongoing execution of the strategic review process initiated by the Company’s Board of Directors announced in November 2020.

Management continually monitors and adjusts its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges to ensure that we have adequate liquidity and capital. Additional weather-related events and actions by reinsurers could adversely affect the Company’s ability to access sources of liquidity, especially due to our elevated debt to capital ratio and debt covenants discussed above, which currently preclude us from incurring additional debt, absent the approval of existing debt holders.
Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of this Annual Report, our insurance operations are subject to the laws and regulations of the states in which we operate. The Florida OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions ("NAIC") risk-based capital ("RBC") requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e. claims paying ability) they assign to insurance companies. As of December 31, 2020, FNIC’s statutory surplus, which includes MNIC, was $105.9 million. As of December 31, 2020, MIC’s statutory surplus was $39.3 million.

Based upon the 2020, 2019 and 2018 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70% of the ACL amount. FNIC’s ratio of statutory surplus to its ACL was 303% and 324% as of December 31, 2020 and 2019, respectively. MNIC’s ratio of statutory surplus to its ACL was 736% and 1,129% as of December 31, 2020 and 2019, respectively. MIC’s ratio of statutory surplus to its ACL was 348% and 306% as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company has $59 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to “holding company liquidity”) that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries, which the RBC levels are above 300%.

Refer to "Part I, Item 1A., Risk Factors” for more information on how over time, additional weather-related events and actions by reinsurers could adversely affect the Company’s insurance carriers’ ability to maintain adequate capital levels or FNHC's ability to contribute necessary capital.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We currently believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs. Future growth strategies may require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations. Under the terms of our senior note indenture, we are currently precluded from incurring additional debt, repurchasing shares of our common stock or paying common stock dividends.

Operating Activities

Net cash (used in) operating activities decreased to $(91.9) million for the year ended December 31, 2020 compared to net cash provided of $35.3 million for the year ended December 31, 2019. This decrease reflects higher expenses paid, including those related to commissions and underwriting expenses and losses and LAE, including higher net catastrophe losses, in the year ended December 31, 2020, as compared to prior year.

Net cash provided by operating activities increased to $35.3 million for the year ended December 31, 2019 from $30.3 million for the year ended December 31, 2018. This increase reflects higher premiums collected, partially offset by higher expenses paid, including those related to losses and LAE in the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Investing Activities

Net cash provided by (used in) investing activities was $76.4 million for the year ended December 31, 2020, as compared to $(9.0) million for the year ended December 31, 2019. The change was due to higher proceeds from sales of debt and equity securities of $578.5 million for the year ended December 31, 2020, as compared to $173.4 million for the year ended December 31, 2019 and higher maturities and redemptions of debt securities of $86.8 million for 2020, as compared to $43.9 million for the year ended 2019. This was partially offset by higher purchases of debt and equity securities of $585.6 million for the year ended December 31, 2020, as compared to $234.7 million for the year ended December 31, 2019. The net sales of our fixed income portfolio during 2020 stemmed directly from the higher net catastrophe losses experienced in 2020.

Net cash provided by (used in) investing activities was $(9.0) million for the year ended December 31, 2019, as compared to $(21.2) million for the year ended December 31, 2018. The change was due to lower purchases of debt and equity securities of $234.7 million for the year ended December 31, 2019, as compared to $351.3 million for the year ended December 31, 2018 and net cash acquired from the acquisition of the Maison Companies of $10.4 million in 2019. This was partially offset by lower proceeds from sales of debt and equity securities of $173.4 million for the year ended December 31, 2019, as compared to $239.4 million for the year ended December 31, 2018 and lower maturities and redemptions of debt securities of $43.9 million during 2019, as compared to $92.7 million during 2018.

Financing Activities

Net cash provided by (used in) financing activities was $(15.5) million for the year ended December 31, 2020, as compared to net cash provided by $42.6 million for the year ended December 31, 2019. The change was primarily due to proceeds from issuance of long-term debt of $98.4 million for the year ended December 31, 2019 and repurchases of FedNat common stock of $10.4 million in 2020, as compared to $3.4 million in 2019. These changes were partially offset by payment of long-term debt of $48.0 million for the year ended December 31, 2019.

Net cash provided by (used in) financing activities was $42.6 million for the year ended December 31, 2019, as compared to net cash (used) of $(30.9) million for the year ended December 31, 2018. The change was primarily due to proceeds from issuance of long-term debt of $98.4 million for the year ended December 31, 2019, and the purchase of non-controlling interest of $16.7 million for the year ended December 31, 2018. These changes were partially offset by payment of long-term debt of $48.0 million for the year ended December 31, 2019 as compared to payment of $5.0 million during 2018.

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

CONTRACTUAL OBLIGATIONS

The table sets forth a summary of long-term contractual obligations as of December 31, 2020, and includes amounts that represent estimates of gross undiscounted amounts payable over time, as follows:

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Loss and loss adjustment expense reserves (1)	$540,367	$318,817	$162,110	$32,422	$27,018
Long-term debt (2)	100,000	—	—	—	100,000
Operating leases	8,892	1,066	2,229	2,279	3,318
Total long-term contractual obligations	$649,259	$319,883	$164,339	$34,701	$130,336

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
(2)Represents the principal amounts of debt only. See Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.

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

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability between market participants in the principal market or in the most advantageous market when no principal market exists. Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. Alternative valuation techniques may be appropriate under the circumstances to determine the value that would be received to sell an asset or pay to transfer a liability in an orderly transaction. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress. Our nonperformance or credit risk is considered in determining the fair value of liabilities. Considerable judgment may be required in interpreting market data used to develop the estimates of fair value. Accordingly, estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized in a current or future market exchange. Refer to Note 4 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.

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

Held-to-maturity debt securities are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity. All other debt securities are classified as available-for-sale and recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale are excluded from income and reflected in other comprehensive income (loss) as a separate component of shareholders’ equity until realized. Prior to January 1, 2020, if a decline in fair value was deemed to be other-than-temporary, the investment was written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment ("OTTI") loss on the statement of operations. As the result of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13") beginning on January 1, 2020, we instead record an allowance for credit loss. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding allowances for credit loss. Any portion of the market decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income (loss) rather than against income. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income (loss).

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

Refer to Note 5 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding investments.

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

Premium receivable balances are reported net of an allowance for estimated uncollectible premium amounts. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information allowances for credit loss.

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding allowances for credit loss.

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

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally twelve months. Deferred acquisition cost balances are grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of deferred acquisition costs. We assess the recoverability of deferred acquisition costs on an annual basis or more frequently if circumstances indicate impairment may have occurred.

Value of business acquired ("VOBA”) is an asset that reflects the estimated fair value of in-force contracts in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is amortized over the period in which the related premiums written are earned, generally twelve months or less for property insurance business. VOBA amortization is reported within commissions and other underwriting expenses on our consolidated statements of operations. VOBA is reviewed to ensure that the unamortized portion does not exceed the expected recoverable amount as of October 1, each year, and more frequently if circumstances indicate impairment may have occurred.

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

When we perform a quantitative goodwill impairment test, the fair value of the reporting unit, which we define as consolidated FNHC, is determined and compared to its carrying value. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our consolidated statements of operations. The fair value of our reporting unit is comprised of the value of in-force (i.e., existing) business and the value of new business. To determine the value of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with operations to the projected future cash flow for our reporting unit.

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

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing has resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 is impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

Correspondingly, effective as of October 1, 2020, we believed there was an indication of impairment for our identifiable intangible assets, therefore we performed a discounted cash flow method to measure and record a non-cash impairment of $0.7 million, due primarily to a higher discount rate, which lowered the fair value below carrying value.

Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information related to our goodwill and identifiable intangible assets.

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

We believe that the reserves for unpaid losses and LAE established by our insurance companies are adequate as of December 31, 2020; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

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

Refer to Note 1 and Note 9 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding our losses and LAE.

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

Off-Balance Sheet Transactions

For the years ended December 31, 2020 and 2019, we did not have any off balance sheet transactions.

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
Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2020, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be either held-to-maturity or available-for-sale, based upon our estimates of required liquidity. Our debt securities are considered available-for-sale and are marked-to-market. We may in the future consider additional debt securities to be held-to-maturity and carried at amortized cost. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Principal cash flows and the related weighted average interest rate by expected maturity date, based upon par values, for the financial instruments sensitive to changes in interest rates, includes the following:

								Carrying
	2021	2022	2023	2024	2025	Thereafter	Total	Amount
	(Dollars in thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$9,473	$13,345	$6,100	$200	$3,850	$4,155	$37,123	$38,512
Obligations of states and political subdivisions	755	3,525	1,135	995	3,605	10,940	20,955	22,264
Corporate	15,039	38,604	21,554	16,783	27,876	91,018	210,874	228,717
International	2,098	8,764	1,465	6,099	300	7,122	25,848	27,643
Collateralized mortgage obligations	3,746	7,025	46,706	32,259	30,721	39,936	160,393	171,074
Total investments	$31,111	$71,263	$76,960	$56,336	$66,352	$153,171	$455,193	$488,210

Weighted average interest rate by expected maturity:
United States government obligations and authorities	2.67%	1.58%	2.47%	2.50%	1.45%	0.77%	1.90%
Obligations of states and political subdivisions	2.08%	3.57%	2.98%	3.10%	2.02%	2.69%	2.74%
Corporate securities	2.54%	2.82%	3.32%	3.34%	2.82%	3.34%	3.11%
International securities	2.08%	2.07%	4.04%	2.25%	2.85%	4.07%	2.79%
Collateralized mortgage obligations	3.47%	3.14%	3.33%	3.77%	2.68%	2.62%	3.11%
Total investments	2.65%	2.56%	3.26%	3.46%	2.63%	3.07%	2.98%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedNat Holding Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of incurred but not reported reserves
Description of the Matter
At December 31, 2020, the Company’s reserve for losses and loss adjustment expense ("LAE") balance was $540.4 million of which a significant portion is incurred but not reported reserves (“IBNR”). The carrying amount represents management’s best estimate of the ultimate liability, which in turn is composed of the Company’s assessment of claims pending and the development of prior years’ loss liability, including liabilities based upon individual case estimates for reported losses and LAE and estimates of IBNR. As described in Note 9 of the consolidated financial statements, the establishment of loss reserves is an inherently uncertain process and there is significant uncertainty in determining management’s best estimate of the ultimate liability which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables including loss frequency and severity, payment patterns, expected loss ratios and the weighting of the four actuarial methods used for each accident year and line of business.

Auditing management’s best estimate of IBNR was complex due to the judgmental nature of the significant assumptions used in the valuation of the estimate. The significant judgment was primarily due to the sensitivity of management’s estimate to the actuarial methods applied and the assumptions used in the determination of the loss factors and ultimate costs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to estimate the IBNR reserves. This included, among others, controls over the review and approval processes that management has in place for the methods and assumptions used in estimating the IBNR reserves.

To test the IBNR reserves, our procedures included among others, the involvement of our actuarial specialists to assess the selection and the weighting of actuarial methods used by management with those methods and weightings used in prior periods and those used in the industry. Additionally, to evaluate the significant assumptions used in the actuarial methods, we compared the significant assumptions, including severity, frequency, payment patterns and expected loss ratios to factors historically used. We performed a review of historical results of the development of the loss and loss adjustment expense reserves related to prior years. We also independently calculated a range of reasonable reserve estimates and compared the range of reasonable reserve estimates to management’s recorded best estimate and performed a review of the historical results of the development of the estimate

Reinsurance
Description of the Matter
At December 31, 2020, the Company’s reinsurance recoverable, net of allowance, was $413.0 million. As discussed in Note 6 to the consolidated financial statements, during 2020 the Company expanded its reinsurance program that provides quota share and excess of loss coverage for the risks inherent in the business written and the concentration of the Company’s exposure in certain geographies. Certain of these reinsurance arrangements are complex as they contain risk limiting provisions. To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty.

Auditing the reinsurance arrangements was complex due to contractual provisions in certain of the reinsurance arrangements that limit the extent or timing of the net loss that the reinsurers can experience and the judgmental nature of the significant assumptions included in the assessment to determine risk transfer.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance process including, among others and controls related to assessing risk transfer.

Our audit procedures included, among others, gaining an understanding of the terms of the reinsurance agreements with the counterparties and evaluating management’s risk transfer assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
March 29, 2021

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $473,126 and $512,645, respectively)	$488,210	$526,265
Debt securities, held-to-maturity, at amortized cost	—	4,337
Equity securities, at fair value	3,157	20,039
Total investments	491,367	550,641
Cash and cash equivalents	102,367	133,361
Prepaid reinsurance premiums	278,272	145,659
Premiums receivable, net of allowance of $233 and $159, respectively	50,803	41,422
Reinsurance recoverable, net of allowance of $65 and $0, respectively	413,026	209,615
Deferred acquisition costs and value of business acquired, net	25,405	56,136
Current and deferred income taxes, net	35,035	2,552
Goodwill	—	10,997
Other assets	32,262	28,633
Total assets	$1,428,537	$1,179,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$540,367	$324,362
Unearned premiums	366,789	360,870
Reinsurance payable and funds withheld liabilities	202,827	102,467
Long-term debt, net of deferred financing costs of $1,317 and $1,478, respectively	98,683	98,522
Deferred revenue	7,187	6,856
Other liabilities	54,524	37,246
Total liabilities	1,270,377	930,323

Commitments and contingencies (see Note 12)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 13,717,908 and 14,414,821 shares issued and outstanding, respectively	137	144
Additional paid-in capital	169,298	167,677
Accumulated other comprehensive income (loss)	11,386	10,281
Retained earnings (deficit)	(22,661)	70,591
Total shareholders’ equity	158,160	248,693
Total liabilities and shareholders' equity	$1,428,537	$1,179,016
The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net premiums earned	$364,134	$363,652	$355,257
Net investment income	11,786	15,901	12,460
Net realized and unrealized investment gains (losses)	18,032	7,084	(4,144)
Direct written policy fees	13,970	10,200	13,366
Other income	23,941	18,124	19,154
Total revenues	431,863	414,961	396,093

Costs and expenses:
Losses and loss adjustment expenses	376,449	273,080	228,416
Commissions and other underwriting expenses	124,288	107,189	121,109
General and administrative expenses	23,420	23,203	22,183
Interest expense	7,661	10,776	4,177
Impairment of intangibles	11,699	—	—
Total costs and expenses	543,517	414,248	375,885

Income (loss) before income taxes	(111,654)	713	20,208
Income tax expense (benefit)	(33,496)	(298)	5,498
Net income (loss)	(78,158)	1,011	14,710
Net income (loss) attributable to non-controlling interest	—	—	(218)
Net income (loss) attributable to FedNat Holding Company shareholders	$(78,158)	$1,011	$14,928

Net Income (Loss) Per Common Share
Basic	$(5.64)	$0.08	$1.17
Diluted	(5.64)	0.08	1.16

Weighted Average Number of Shares of Common Stock Outstanding
Basic	13,846	12,977	12,775
Diluted	13,846	13,023	12,867

Dividends Declared Per Common Share	$0.36	$0.33	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$(78,158)	$1,011	$14,710

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	1,105	14,031	(5,444)
Comprehensive income (loss)	(77,053)	15,042	9,266

Less: comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(447)
Comprehensive income (loss) attributable to FedNat Holding Company shareholders	$(77,053)	$15,042	$9,713

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

							Total
							Shareholders'
							Equity
					Accumulated		Attributable to
		Common Stock		Additional	Other	Retained	FedNat Holding	Non-	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Company	Controlling	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shareholders	Interest	Equity
Balance as of January 1, 2018	$—	12,988,247	$130	$139,728	$1,770	$70,009	$211,637	15,822	$227,459
Cumulative effect of new accounting standards	—	—	—	—	(994)	994	—	—	—
Net income (loss)	—	—	—	—	—	14,928	14,928	(218)	14,710
Other comprehensive income (loss)	—	—	—	—	(4,221)	—	(4,221)	(229)	(4,450)
Dividends declared	—	—	—	—	—	(3,120)	(3,120)	—	(3,120)
Acquisition of non-controlling interest	—	—	—	(1,005)	(305)	—	(1,310)	(15,375)	(16,685)
Shares issued under share-based compensation plans	—	122,905	1	38	—	—	39	—	39
Repurchases of common stock	—	(326,708)	(3)	—	—	(5,058)	(5,061)	—	(5,061)
Share-based compensation	—	—	—	2,367	—	—	2,367	—	2,367
Balance as of December 31, 2018	—	12,784,444	128	141,128	(3,750)	77,753	215,259	—	215,259
Net income (loss)	—	—	—	—	—	1,011	1,011	—	1,011
Other comprehensive income (loss)	—	—	—	—	14,031	—	14,031	—	14,031
Dividends declared	—	—	—	—	—	(4,309)	(4,309)	—	(4,309)
Shares issued for acquisition	—	1,773,102	18	24,373	—	—	24,391	—	24,391
Shares issued under share-based compensation plans	—	94,922	1	—	—	—	1	—	1
Repurchases of common stock	—	(237,647)	(3)	—	—	(3,864)	(3,867)	—	(3,867)
Share-based compensation	—	—	—	2,176	—	—	2,176	—	2,176
Balance as of December 31, 2019	—	14,414,821	144	167,677	10,281	70,591	248,693	—	248,693
Net income (loss)	—	—	—	—	—	(78,158)	(78,158)	—	(78,158)
Other comprehensive income (loss)	—	—	—	—	1,105	—	1,105	—	1,105
Dividends declared	—	—	—	—	—	(5,077)	(5,077)	—	(5,077)
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)	—	(25)
Shares issued under share-based compensation plans	—	103,322	1	41	—	—	42	—	42
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)	—	(10,000)
Share-based compensation	—	—	—	1,580	—	—	1,580	—	1,580
Balance as of December 31, 2020	—	13,717,908	$137	$169,298	$11,386	$(22,661)	$158,160	$—	$158,160

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income (loss)	$(78,158)	$1,011	$14,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(18,032)	(7,084)	4,144
Impairment of intangibles	11,699	—	—
Loss (gain) on early extinguishment of debt	—	3,575	—
Amortization of investment premium or discount, net	3,740	916	1,546
Depreciation and amortization	1,904	1,477	1,385
Share-based compensation	1,580	2,176	2,367
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(132,613)	(11,803)	26,915
Premiums receivable, net	(9,381)	(8,654)	16,602
Reinsurance recoverable, net	(203,443)	9,412	(86,823)
Deferred acquisition costs and value of business acquired, net	30,731	(7,979)	1,457
Current and deferred income taxes, net	(32,835)	(3,723)	6,109
Deferred revenue	331	756	(1,637)
Loss and loss adjustment expense reserves	216,005	11,472	65,715
Unearned premiums	5,919	28,365	(12,431)
Reinsurance payable and funds withheld liabilities	100,360	14,797	(8,345)
Other	10,285	602	(1,444)
Net cash provided by (used in) operating activities	(91,908)	35,316	30,270
Cash flow from investing activities:
Proceeds from sales of equity securities	22,050	9,203	10,639
Proceeds from sales of debt securities	556,463	164,196	228,777
Purchases of equity securities	(4,727)	(6,565)	(13,542)
Purchases of debt securities	(580,876)	(228,132)	(337,776)
Maturities and redemptions of debt securities	86,814	43,925	92,744
Payment for acquisition, net of cash acquired	—	10,402	—
Purchases of property and equipment	(3,357)	(2,040)	(2,026)
Net cash provided by (used in) investing activities	76,367	(9,011)	(21,184)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	98,390	—
Payment of long-term debt and prepayment penalties	—	(48,000)	(5,000)
Purchase of non-controlling interest	—	—	(16,685)
Purchases of FedNat Holding Company common stock	(10,418)	(3,449)	(5,061)
Issuance of common stock for share-based awards	42	1	39
Dividends paid	(5,077)	(4,309)	(4,184)
Net cash provided by (used in) financing activities	(15,453)	42,633	(30,891)
Net increase (decrease) in cash and cash equivalents	(30,994)	68,938	(21,805)
Cash and cash equivalents at beginning-of-period	133,361	64,423	86,228
Cash and cash equivalents at end-of-period	$102,367	$133,361	$64,423

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$7,500	$4,860	$4,266
Cash paid (received) during the period for income taxes	(635)	3,504	(1,104)

Significant non-cash investing and financing transactions:
Right-of-use asset	(7,430)	(8,096)	—
Lease liability	7,430	8,096	—

The accompanying notes are an integral part of the consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 20.7%, 23.2% and 23.8%, were from Allstate’s network of Florida agents, for the years ended December 31, 2020, 2019 and 2018, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 25.5%, 23.1% and 15.0% of the Company’s premiums were underwritten by SageSure, for the years ended December 31, 2020, 2019, and 2018, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 6 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
December 31, 2020

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Held-to-maturity debt securities are recorded at the amortized cost, reflecting the ability and intent to hold the securities to maturity. All other debt securities are classified as available-for-sale and recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income (loss) as a separate component of shareholders' equity. Prior to January 1, 2020, if a decline in fair value was deemed to be other-than-temporary, the investment was written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment ("OTTI") loss on the statement of operations. As the result of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13") beginning on January 1, 2020, we instead record an allowance for credit loss. Refer to Note 7 below for additional information regarding allowances for credit loss. Any portion of the market decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income (loss) rather than against income. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income (loss).

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

Premium receivable balances, which include any outstanding receivable from the SageSure profit sharing agreement, are reported net of an allowance for estimated uncollectible premium amounts. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. Refer to Note 7 below for additional information regarding allowances for credit loss.

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible are written off against the allowance for estimated uncollectible reinsurance recoverables. Refer to Note 7 below for additional information regarding allowances for credit loss.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business and consistent with the terms of the underlying reinsurance contract. Reinsurance payable and funds withheld liabilities represents the unpaid reinsurance premiums or reinstatement premiums due to reinsurers, or in the case of certain reinsurance agreements amounts withheld as collateral by us.

Refer to Note 6 below for additional information regarding reinsurance.

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

The acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally twelve months for homeowners policies. Deferred acquisition cost balances are grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of deferred acquisition costs. The Company assesses the recoverability of deferred acquisition costs on an annual basis or more frequently if circumstances indicate impairment may have occurred.

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

Goodwill

We recognize the excess of the purchase price, plus the fair value of any non-controlling interest in the acquiree, over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in impairment of intangibles on our consolidated statements of operations. Refer to Note 8 below for additional information regarding goodwill.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

We recognize the estimated fair value of identifiable intangibles such as trade names and non-compete agreements acquired through a business combination at the acquisition date. Identifiable intangible assets are amortized on a straight-line basis over their identified useful life, if applicable. The carrying values of identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: the economic or competitive environments in which the company operates; profitability analysis; cash flow analysis; and the fair value of the relevant business operation. If there is an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our consolidated statements of operations. Refer to Note 8 below for additional information regarding identifiable intangible assets.

Direct Written Policy Fees

Policy fees represent a non-refundable application fee for insurance coverage. These policy fees are deferred over the related policy term in a manner consistent with how the related premiums are earned.

Other Income

Other income represents brokerage, commission related income from the Company’s agency operations, fees generated from the exited personal automobile line of business as well as recognition of equity method investment results. Brokerage income is recognized over the term of the reinsurance period, typically one year. Commission income from agency operations are recognized up-front upon policy inception. In applying the equity method, the Company records its initial investment at cost, and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses with any dividends or distributions received are recorded as a decrease in the carrying value of the investment.

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

Refer to Note 9 below for additional information regarding reserves for losses and LAE.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

Refer to Note 10 below for additional information regarding long-term debt.

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

Refer to Note 11 below for further information regarding income taxes.

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

Recently Issued Accounting Pronouncements, Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Most notably, the combined new guidance required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

value recognized in net income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative adjustment, which increased retained earnings (deficit) and decreased accumulated other comprehensive income (loss) by $1.0 million. This adjustment represented the level of net unrealized gains and losses associated with our equity investments with readily determinable market values as of January 1, 2018. The adoption also resulted in the recognition of $(1.2) million in our consolidated statements of operations and statements of comprehensive income (loss), which represented the change in net unrealized gains and losses on our equity securities for 2018. This new guidance increases our earnings volatility compared to the prior accounting rules.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The update allowed a reclassification from accumulated other comprehensive income (loss) to retained earnings (deficit) for stranded tax effects resulting from the Tax Cuts and Job Act of 2017 ("Tax Act"). Guidance had previously required the effect of a change in tax laws or rates on deferred tax balances to be reported in income from continuing operations in the accounting period that includes the period of enactment, even if the related income tax effects were originally charged or credited directly to accumulated other comprehensive income. The Company adopted the guidance effective January 1, 2018, by reflecting a cumulative effect adjustment to retained earnings (deficit) with an off-setting adjustment to accumulated other comprehensive income (loss) for less than $0.1 million.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update superseded the prior lease guidance in Topic 840, Leases and lessees were required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Additionally, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted the guidance effective January 1, 2019, by reflecting a $6.1 million right-of-use asset, after-tax, and $6.1 million lease liability, after-tax, on our consolidated balance sheets for our leases in existence as of that date. All of the Company's leases were classified as operating leases and we elected the practical expedient, therefore no adjustment to comparative prior periods presented have been made. The provisions of this ASU did not have an impact on our pattern of lease expense recognition on our consolidated statements of operations. Refer to Note 12 below for additional information regarding leases.

In June 2016, the FASB issued ASU 2016-13, which significantly changes the measurement of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The update requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently performed under the other-than-temporary impairment ("OTTI") model. The update also requires enhanced disclosures for financial assets measured at amortized cost and available-for-sale debt securities to help the financial statement users better understand significant judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the guidance effective January 1, 2020, by reflecting a cumulative effect adjustment of less than $0.1 million, after-tax, which decreased retained earnings (deficit), held-to-maturity debt securities and reinsurance recoverable. Refer to Note 7 for additional information regarding allowances for credit loss.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminated the requirement to perform Step 2 of the goodwill impairment test in favor of only applying a quantitative test (referred to in previous guidance as Step 1). As part of the quantitative test, the fair value of the reporting unit is compared with its carrying value, and an impairment charge is recognized when the carrying value exceeds the reporting unit’s fair value. An entity still has the option to first perform a qualitative assessment of an individual reporting unit to determine if the quantitative assessment is necessary. The Company adopted the guidance effective January 1, 2020. Refer to Note 8 for information regarding our goodwill impairment assessment.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

3. ACQUISITION

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

The purchase price was $51.0 million, which includes $25.5 million in cash and shares of the Company’s common stock equal to $25.5 million, which amounted to 1,773,102 shares of the Company's common stock. The number of shares was determined by the closing price of 20 trading days immediately preceding the closing date, December 2, 2019. The resale of these shares was registered and are subject to a standstill agreement. We recognized the fair value of the shares as of the acquisition date, net of issuance costs, by increasing shareholders' equity by $24.4 million

In addition to the purchase price, PIH received five-year right of first refusal to provide reinsurance of up to 7.5% of any layer in FNHC’s catastrophe reinsurance program. PIH also agreed to a non-compete for five years following the closing with respect to residential property insurance in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

Subsequent to the effective acquisition date, the revenues and net income of the business acquired were $4.4 million and $1.4 million, respectively, for the year ended December 31, 2019. We recognized $1.3 million of acquisition-related costs, pre-tax, for the twelve months ended December 31, 2019. These costs are included in the general and administrative expenses line item of the consolidated statement of operations. We also capitalized $0.5 million in application development costs to property and equipment included in the other asset line item on the consolidated balance sheet.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The acquisition date fair values of certain assets and liabilities, including VOBA and intangible assets, were not adjusted during the one year following the December 2, 2019 acquisition date. The following presents (in thousands) the acquisition date fair values of the net assets acquired related to the Maison Companies as of December 2, 2019:

Fair
Value
Assets:
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

All the gross contractual amounts of acquired receivables have been fully collected.

The entire $8.7 million acquired VOBA balance was fully amortized as of December 31, 2020.

The goodwill recorded as part of the acquisition included the expected synergies and other benefits that resulted from the acquisition including reinsurance savings and reduction in operating and general and administrative expenses. Refer to Note 8 below for additional information regarding goodwill and identifiable intangible assets.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Pro Forma Financial Information

The following unaudited pro forma condensed consolidated statements of operations of the Company assume that the acquisition of the Maison Companies was completed on January 1, 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenue	$471,438	$454,469
Net income (loss)	(9,025)	17,432

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

4. FAIR VALUE

Fair Value Disclosures of Financial Instruments

The Company accounts for financial instruments at fair value or the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs are based on market data from independent sources, while unobservable inputs reflect the Company’s view of market assumptions in the absence of observable market information. All assets and liabilities that are recorded at fair value are classified and disclosed in one of the following three categories:

•Level 1 — Quoted market prices (unadjusted) for identical assets or liabilities in active markets is defined as a market where transactions for the financial statement occur with sufficient frequency and volume to provide pricing information on an ongoing basis, or observable inputs;
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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$38,511	$133,264	$—	$171,775
Obligations of states and political subdivisions	—	22,264	—	22,264
Corporate securities	—	266,528	—	266,528
International securities	—	27,643	—	27,643
Debt securities, at fair value	38,511	449,699	—	488,210

Equity securities, at fair value	1,881	1,276	—	3,157

Total investments, at fair value	$40,392	$450,975	$—	$491,367

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$83,764	$110,429	$—	$194,193
Obligations of states and political subdivisions	—	24,020	—	24,020
Corporate securities	—	278,302	—	278,302
International securities	—	29,750	—	29,750
Debt securities, at fair value	83,764	442,501	—	526,265

Equity securities, at fair value	17,361	2,678	—	20,039

Total investments, at fair value	$101,125	$445,179	$—	$546,304

Held-to-maturity debt securities reported on the consolidated balance sheets at amortized cost and disclosed at fair value below (and in Note 5) and the level of fair value hierarchy of inputs used consisted of the following:

	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2020	$—	$—	$—	$—
December 31, 2019	3,453	878	—	4,331

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of December 31, 2020 and 2019. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company's valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of December 31, 2020 and 2019. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2020, 2019 and 2018.

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$169,947	$1,866	$38	$171,775
Obligations of states and political subdivisions	21,560	704	—	22,264
Corporate	254,618	11,989	79	266,528
International	27,001	659	17	27,643
	$473,126	$15,218	$134	$488,210

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$191,546	$3,073	$426	$194,193
Obligations of states and political subdivisions	23,748	294	22	24,020
Corporate	268,182	10,252	132	278,302
International	29,169	593	12	29,750
	512,645	14,212	592	526,265

Debt securities - held-to-maturity:
United States government obligations and authorities	3,585	12	39	3,558
Corporate	697	20	—	717
International	55	1	—	56
	4,337	33	39	4,331
Total investments, excluding equity securities	$516,982	$14,245	$631	$530,596

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$20,470	$2,829	$423
Equity securities	8,587	5,928	2,374
Total gross realized and unrealized gains	29,057	8,757	2,797

Gross realized and unrealized losses:
Debt securities	(2,879)	(664)	(3,990)
Equity securities	(8,146)	(1,009)	(2,951)
Total gross realized and unrealized losses	(11,025)	(1,673)	(6,941)
Net realized and unrealized gains (losses) on investments	$18,032	$7,084	$(4,144)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net gains (losses) on equity securities:
Realized	$4,555	$803	$591
Unrealized	(4,114)	4,116	(1,168)
	441	4,919	(577)
Less:
Net realized and unrealized gains (losses) on securities sold	309	672	732
Net unrealized gains (losses) still held as of the end-of-period	$132	$4,247	$(1,309)

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	December 31, 2020
	Amortized
	Cost	Fair Value
	(In thousands)
Securities with Maturity Dates
Debt securities, available-for-sale:
One year or less	$21,454	$21,573
Over one through five years	137,378	142,457
Over five through ten years	144,296	149,674
Over ten years	169,998	174,506
Total	$473,126	$488,210

Net Investment Income

Net investment income consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest income	$11,563	$15,605	$12,253
Dividends income	223	296	207
Net investment income	$11,786	$15,901	$12,460

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$25,521	$38	$—	$—	$25,521	$38
Corporate	7,989	79	—	—	7,989	79
International	2,175	16	132	1	2,307	17
	$35,685	$133	$132	$1	$35,817	$134

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2019
Debt securities - available-for-sale:
United States government obligations and authorities	$49,833	$409	$2,218	$17	$52,051	$426
Obligations of states and political subdivisions	6,810	22	—	—	6,810	22
Corporate	15,872	94	7,694	38	23,566	132
International	3,856	10	179	2	4,035	12
	76,371	535	10,091	57	86,462	592

Debt securities, held-to-maturity:
United States government obligations and authorities	—	—	2,287	39	2,287	39
	—	—	2,287	39	2,287	39
Total investments, excluding equity securities	$76,371	$535	$12,378	$96	$88,749	$631

As of December 31, 2020, the Company held a total of 47 debt securities that were in an unrealized loss position, of which 2 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2019, the Company held a total of 203 debt securities that were in an unrealized loss position, of which 24 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities. The Company did not have any OTTI losses on its available-for-sale securities for the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 7 below for information regarding allowances for credit loss.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $11.5 million and $11.2 million were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations, as of December 31, 2020 and 2019, respectively.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Reclassification of Held-to-Maturity Securities to Available-for-Sale

The Company sold held-to-maturity securities with a carrying value of $70 thousand and realized a loss of less than $1 thousand during the second quarter of 2020 due to credit concerns for certain securities. The Company, as of the date of the aforementioned sales, reclassified its remaining held-to-maturity securities to available-for-sale. The held-to-maturity securities transferred had an amortized cost of $4.2 million and fair value of $4.3 million and resulted in $58 thousand of unrealized gains, pre-tax, recognized in other comprehensive income (loss) in the year ended December 31, 2020.
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

Significant Reinsurance Contracts

2019-2020 Catastrophe Excess of Loss Reinsurance Program
Given the December 2, 2019 acquisition of the Maison Companies, the Company and PIH agreed to combine FNIC, MIC and MNIC under a single reinsurance program allowing the carriers to capitalize on efficiencies, spread of risk and scale.

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

As indicated above, FNIC, MIC and MNIC’s combined 2019-2020 reinsurance program is estimated to cost $224.3 million. This amount includes approximately $178.5 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $45.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords FNIC, MIC and MNIC approximately $1.9 billion of aggregate coverage with a maximum single event coverage totaling approximately $1.3 billion, exclusive of retentions. Each carrier will pay directly its allocated portion of the aggregate reinsurance ceded premium cost. The allocation methodology by which FNIC, MIC and MNIC determines their share of the premium and distribution of reinsurance recoveries under the combined reinsurance tower is based on catastrophe loss modeling of the separate books of business. Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier's reinsurance recoveries will be based on that carrier's contributing share of a given event's total loss. Both FNIC and MNIC maintained their FHCF participation at 75% for the 2019 hurricane season, and MIC increased its FHCF participation to 90%.

FNIC’s non-Florida excess of loss reinsurance treaty affords us an additional $18 million of coverage for a second event, which applies to hurricane losses only. The result is a non-Florida retention of $20 million for FNIC for the first event and $2 million for the second

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2020. FNIC, MIC and MNIC are collectively referred to herein as the “carriers”. The Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $286.0 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of December 31, 2020, the overall reinsurance Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part II, Item 1A., Risk Factors” for more information.

The total Program cost includes approximately $238.2 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties will afford the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

Each carrier will share the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the Program’s $25 million per event retention ($31 million for the first event only) based on a specific allocation formula. Both FNIC and MNIC increased their FHCF participation to 90% for the 2020 hurricane season, and MIC maintained its FHCF participation at 90%.

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions are reduced to approximately $9 million and approximately $1 million after taking into account the quota-share reinsurance agreement that FNIC has with Anchor Re, Inc. ("Anchor Re"). Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminates on May 31, 2021.

Furthermore, on September 3, 2020, the Company secured $39.2 million of reinsurance limit at an approximate cost of $11.2 million. This limit is available for Hurricane Delta and any subsequent events that occur during the remainder of the current treaty year. In addition, on October 13, 2020, the Company secured 50% of $10 million excess of $8 million of reinsurance limit at an approximate cost of $875 thousand to lower its retention and further protect FNIC’s non-Florida book of business written by SageSure. This limit was available for any named storm event during the remainder of 2020. On November 4, 2020, the Company secured an additional $13.5 million of reinsurance limit at an approximate cost of $2.0 million. This limit was available for any subsequent events that occurred for the remainder of 2020, except for Hurricane Eta.

Effective January 1, 2021, the Company entered into a new aggregate excess of loss agreement on its MIC book of business. This new agreement provides reinsurance coverage on non-named storms, of 65% of $15 million excess of $10 million with a $0.9 million occurrence deductible and a $4.2 million occurrence limit at an approximate cost of $2.3 million.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

On July 1, 2020, FNIC entered into a quota-share treaty on its non-Florida homeowners book of business with Anchor Re, an Arizona captive reinsurance entity that is an affiliate of SageSure. The treaty provides 50% quota-share reinsurance protection on claims incurred subsequent to July 1, 2020 on in-force, new and renewal business through June 30, 2021, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty substantially mirror the 50% profit-sharing arrangement that was previously in place. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. On November 3, 2020, FNIC, with the agreement of Anchor Re, increased its cession percentage in this treaty from 50% to 80%, effective December 1, 2020, on claims incurred subsequent to December 1, 2020 on in-force, new and renewal basis.

Effective October 1, 2020, FNIC, with the agreement of Swiss Re, increased its cession percentage on this treaty from 10% to 20% on an in-force, new and renewal basis. This treaty excludes named storms and includes a cap on non-named storm catastrophe losses (as discussed above).

Effective November 15, 2020, FNIC entered into a new 10% quota-share reinsurance treaty through November 15, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes all catastrophe losses and provides coverage only on attritional losses and is subject to certain limitations.

Effective December 31, 2020, FNIC entered into an additional new 10% quota-share reinsurance treaty through December 31, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes named storms, but otherwise contains no caps with respect to non-named storm catastrophe losses.

As a result of these three actions, the Company now has 40% quota-share coverage in place through June 30, 2021, at which point 20% of this coverage will be up for renewal. It is the Company’s current intent to seek such renewal.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of December 31, 2020 and 2019.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Reinsurance recoverable on paid losses	$54,898	$45,186
Reinsurance recoverable on unpaid losses	358,193	164,429
Allowance for credit loss	(65)	—
Reinsurance recoverable, net	$413,026	$209,615

As of December 31, 2020 and 2019, the Company had reinsurance recoverable of $304.3 million (as a result of Hurricanes Irma, Laura, Sally, Michael and Delta) and $163.7 million (as a result of Hurricanes Irma and Michael). Hurricane Delta made landfall in Louisiana on October 9, 2020 as a Category 2 hurricane impacting both Texas and Louisiana. Hurricane Sally made landfall in Alabama on September 16, 2020 as a Category 2 hurricane impacting both Alabama and the Florida panhandle. Hurricane Laura made landfall in Louisiana on August 27, 2020 as a Category 4 hurricane impacting both Louisiana and eastern Texas.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net Premiums Written
Direct	$726,885	$610,608	$567,764
Ceded	(490,262)	(232,729)	(202,732)
	$236,623	$377,879	$365,032

Net Premiums Earned
Direct	$720,967	$582,334	$580,020
Ceded	(356,833)	(218,682)	(224,763)
	$364,134	$363,652	$355,257

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

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

	Debt
	Securities		Reinsurance
	Held-to-	Premiums	Recoverable,
	Maturity	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2019	$—	$159	$—	$159
Cumulative effect of new accounting standard (1)	1	—	32	33
Credit loss expense (recovery) (2)	(1)	74	33	106
Balance as of December 31, 2020	$—	$233	$65	$298

(1)Refer to Note 2 above about our adoption of ASU 2016-13 on January 1, 2020.
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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of January 1, 2020, and December 31, 2020. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The aging of our premiums receivable and associated allowance for credit loss as of December 31, 2020 was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	Total
	(In thousands)
Amortized cost	$46,376	$4,253	$159	$94	$154	$51,036
Allowance for credit loss	—	(43)	(8)	(28)	(154)	(233)
Net	$46,376	$4,210	$151	$66	$—	$50,803

Reinsurance Recoverable

Refer to Note 6 above for details of our efforts to minimize our exposure to losses from a reinsurer’s inability to pay.

We measure and record our valuation allowances for credit losses on our reinsurance recoverables asset by multiplying the probability the asset would default within a given timeframe (“PD”) by the percentage of the asset not expected to be collected upon default, or loss given default (“LGD”) and multiplying the result by the amortized cost of the asset. We use market observable data for our PD and LGD assumptions, and in cases where we are unable to observe LGD, we assume it is 100%.

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The changes in carrying amount of goodwill were as follows:

	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
(In thousands)
For the year ended December 31,:
2019	$—	$—	$10,997	$—	$10,997
2020	10,997	—	—	(10,997)	—

Related to our annual quantitative goodwill impairment assessment performed on October 1, our reporting unit is defined as consolidated FNHC. The fair value of the reporting unit, which we consider a Level 3 fair value estimate, is comprised of the value of in-force (i.e., existing) business and the value of new business. Specifically, new business is representative of cash flows and profitability associated with policies or contracts we expect to issue in the future, reflecting our forecasts of volume and product mix over a 10-year period. To determine the value of in-force and new business, we use a discounted cash flows technique that applies a discount rate reflecting the market expected, weighted-average rate of return adjusted for the risk factors associated with our operations to the projected future cash flow for our reporting unit.

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing has resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 is impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

	December 31, 2020		December 31, 2019		Weighted-
	Gross		Gross		Average-
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(In thousands)
Trade name (1)	$1,100	$—	$1,800	$—	0
Non-compete agreements (2)	300	162	300	13	2
Insurance licenses (3)	180	—	182	—	0
Total	$1,580	$162	$2,282	$13

(1)This intangible has an indefinite useful life. We recorded impairment of $0.7 million in the year ended December 31, 2020, due primarily to a higher discount rate, which lowered the fair value.
(2)Will become fully amortized during the year ended December 31, 2021.
(3)This intangible has an indefinite useful life. We recorded impairment of $2 thousand for the year ended December 31, 2020, due primarily to a higher discount rate, which lowered the fair value.

9. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Gross reserves, beginning-of-period	$324,362	$296,230	$230,515
Less: reinsurance recoverable (1)	(164,429)	(166,396)	(98,345)
Net reserves, beginning-of-period	159,933	129,834	132,170

Net reserves from the Maison Companies acquisition	—	11,825	—

Incurred loss, net of reinsurance, related to:
Current year	358,952	262,118	231,133
Prior year loss development (redundancy) (2)	18,367	13,460	2,166
Ceded losses subject to offsetting experience account adjustments (3)	(816)	(2,489)	(4,883)
Prior years	17,551	10,971	(2,717)
Amortization of acquisition fair value adjustment	(54)	(9)	—
Total incurred loss and LAE, net of reinsurance	376,449	273,080	228,416

Paid loss, net of reinsurance, related to:
Current year	253,344	173,313	155,462
Prior years	100,799	81,493	75,290
Total paid loss and LAE, net of reinsurance	354,143	254,806	230,752

Net reserves, end-of-period	182,239	159,933	129,834
Plus: reinsurance recoverable (1)	358,128	164,429	166,396
Gross reserves, end-of-period	$540,367	$324,362	$296,230

(1)Reinsurance recoverable in this table includes only ceded loss and LAE reserves.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

During the year ended December 31, 2020, the Company experienced $18.4 million of net unfavorable loss and LAE reserve development on prior accident years, primarily in its commercial general liability line of business as a result of higher than expected late reported claims across a number of accident years during 2020.

During the year ended December 31, 2019, the Company experienced $13.5 million of net unfavorable loss and LAE reserve development on prior accident years, primarily in its personal automobile and commercial general liability lines of business. The development in commercial general liability was driven by late reported claims as well as large losses that drove up the overall severity metrics. Additionally, the unfavorable automobile development primarily related to 2017 accident year from our auto programs in the states of Georgia and Texas, and was driven by claims reopening and higher severity.

During the year ended December 31, 2018, the Company experienced $2.2 million of net unfavorable loss and LAE reserve development on prior accident years, primarily driven by net development in our personal automobile line of business, partially offset by net redundancy in our homeowners line of business. The unfavorable development on automobile primarily related to the 2016 accident year in the state of Georgia. The favorable net redundancy on homeowners was primarily driven by lower LAE expenses associated with Hurricane Irma, partially offset by continued adverse impact from assignment of benefits (“AOB”) and related litigation costs in the state of Florida.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The following tables provide incurred losses and allocated LAE ("ALAE") and cumulative paid losses and ALAE, net of reinsurance, for the prior 10 accident years, and the total of IBNR reserves plus expected development on reported claims and the cumulative number of reported claims (in thousands, except number of reported claims), as of the most recent reporting period, by the Company’s significant lines of business, which are homeowners, commercial general liability and automobile.

											IBNR & Expected	Cumulative
	Homeowners Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims (1)
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$20,492	$21,344	$23,007	$23,932	$24,582	$25,957	$26,143	$26,394	$26,394	$26,375	$12	2,428
2012		23,032	23,301	24,186	24,468	25,889	26,356	26,836	26,951	26,984	85	2,694
2013			43,807	42,021	35,834	35,859	37,185	37,880	37,978	38,088	15	3,431
2014				64,312	63,300	61,770	62,206	61,817	62,043	62,535	378	7,606
2015					99,497	92,411	95,129	94,760	94,703	96,144	1,522	13,038
2016						171,264	162,043	158,764	157,880	156,316	1,394	22,614
2017							202,844	192,769	188,548	179,327	47,728	67,165
2018								210,158	213,128	216,570	20,849	35,817
2019									257,644	261,541	23,909	19,661
2020										342,119	236,080	35,117
									Total	$1,405,999

(1)The cumulative number of reported claims is measured by individual claimant at a coverage level.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

	Homeowners Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$11,119	$19,250	$21,323	$22,723	$24,047	$25,580	$25,982	$26,287	$26,340	$26,342
2012		13,693	20,728	23,120	23,923	25,186	26,113	26,777	26,861	26,901
2013			19,986	31,606	33,867	35,123	35,803	37,473	37,688	37,915
2014				37,033	53,831	57,891	59,722	60,555	61,441	61,692
2015					52,214	79,359	86,647	90,415	92,327	93,405
2016						102,556	142,716	148,274	152,258	153,997
2017							135,589	176,580	179,327	178,013
2018								141,173	194,160	206,133
2019									157,768	236,090
2020										236,197
										$1,256,685

All outstanding liabilities for unpaid claims and ALAE prior to 2011, net of reinsurance										—
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$149,314

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for homeowners policies, as of December 31, 2020:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	62.0%	25.6%	4.6%	1.9%	1.8%	2.3%	1.0%	0.6%	0.2%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

											IBNR & Expected	Cumulative
	Commercial General Liability Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$6,436	$5,854	$4,749	$4,603	$4,760	$5,409	$6,254	$6,828	$7,817	$9,394	$1,572	1,367
2012		5,279	4,952	4,801	4,700	4,658	4,346	4,509	5,109	6,431	1,209	817
2013			7,095	5,069	5,221	5,502	5,704	5,580	5,984	7,588	1,245	759
2014				7,475	7,709	6,384	6,620	6,348	6,697	9,028	1,549	1,016
2015					8,082	7,008	6,020	5,377	7,947	9,141	2,043	877
2016						10,727	5,809	6,561	8,502	12,267	3,086	845
2017							8,289	7,853	6,558	8,519	3,369	639
2018								6,553	6,233	7,280	4,281	420
2019									1,604	2,535	1,826	114
2020										37	—	6
									Total	$72,220

	Commercial General Liability Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$764	$2,763	$3,366	$3,673	$4,246	$4,866	$5,831	$6,349	$7,365	$7,693
2012		871	1,714	2,632	3,342	3,686	3,841	4,098	4,521	4,790
2013			882	2,233	3,366	3,867	4,606	5,033	5,467	5,847
2014				717	2,593	3,855	4,375	5,130	6,270	6,901
2015					798	2,296	3,249	3,827	5,866	6,566
2016						1,515	3,657	5,088	6,606	8,382
2017							1,592	2,478	3,293	4,225
2018								963	1,554	2,604
2019									147	424
2020										5
									Total	$47,437

All outstanding liabilities for unpaid claims and ALAE prior to 2011, net of reinsurance										3,545
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$28,328

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for commercial general liability policies, as of December 31, 2020:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial general liability	10.2%	14.1%	10.4%	7.2%	10.3%	6.5%	6.3%	5.0%	7.2%	4.7%

											IBNR & Expected	Cumulative
	Automobile Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020
2011	$3,580	$3,350	$2,954	$2,912	$2,762	$2,848	$2,796	$2,756	$2,762	$2,760	$—	789
2012		1,735	1,741	1,717	1,424	1,455	1,491	1,448	1,444	1,448	4	824
2013			1,517	1,863	1,826	1,829	2,161	2,123	2,127	2,127	6	3,471
2014				2,038	3,213	3,551	4,315	4,379	4,417	4,413	4	6,019
2015					3,045	2,882	2,781	2,878	2,915	2,944	14	6,553
2016						13,414	20,205	24,346	25,918	25,923	251	67,655
2017							20,411	22,472	24,579	24,669	740	52,885
2018								3,513	4,623	4,439	887	9,604
2019									(3)	—	2	101
2020										—	—	1
									Total	$68,723

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

	Automobile Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,417	$2,381	$2,562	$2,644	$2,726	$2,755	$2,755	$2,755	$2,755	$2,755
2012		867	1,293	1,333	1,384	1,393	1,430	1,444	1,447	1,449
2013			907	1,609	1,906	2,069	2,109	2,112	2,116	2,116
2014				1,455	3,120	3,678	4,122	4,291	4,383	4,396
2015					1,393	2,293	2,670	2,807	2,890	2,897
2016						8,084	17,258	23,053	25,582	26,132
2017							12,821	20,762	23,860	24,468
2018								2,331	3,626	3,137
2019									(5)	—
2020										—
									Total	$67,350

All outstanding liabilities for unpaid claims and ALAE prior to 2011, net of reinsurance										15
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$1,388

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for automobile policies, as of December 31, 2020:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Automobile	42.3%	33.5%	14.2%	6.2%	2.3%	1.2%	0.3%	—%	—%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	December 31,
	2020	2019
	(In thousands)
Liabilities for unpaid losses and ALAE:
Homeowners	$149,314	$137,168
Commercial general liability	28,328	17,014
Automobile	1,388	2,142
Flood	—	—
Total liabilities for unpaid losses and ALAE, net of reinsurance	179,030	156,324

Reinsurance recoverables:
Homeowners	353,741	160,578
Commercial general liability	—	500
Automobile	1,424	3,228
Flood	2,963	123
Total reinsurance recoverables	358,128	164,429

Unallocated loss adjustment expenses	3,209	3,609
Gross liability for unpaid losses and LAE	$540,367	$324,362

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

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2020 and 2019, were not considered material, except for our commercial general liability line of business. For this line of business, we updated our actuarial assumptions to reflect the new, emerging trend relating to the increased level of new claims being reported related to construction defects, as the new development patterns are different than the historical patterns.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,317 and $1,478, respectively	$98,683	$98,522
Total long-term debt, net	$98,683	$98,522

As of December 31, 2020, the Company’s estimated annual aggregate amount of debt maturities includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	100,000
Total debt maturities	100,000
Less: deferred financing costs	1,317
Total debt maturities, net	$98,683

Senior Unsecured Notes

On March 5, 2019, the Company completed a private placement offering and issued $100.0 million in principal amount of Senior Unsecured Fixed Rate Notes due 2029 (the "Notes"), pursuant to an indenture dated as of March 5, 2029 (the "Indenture"). The Notes mature on March 15, 2029 and bear interest at a fixed rate of 7.5% per year, payable semi-annually in arrears, subject to increases in the interest rate payable in the event of a downgrade below "BBB-" in the credit rating assigned to the Notes. The Notes are not convertible or exchangeable for any equity securities, other securities or assets of the Company or any subsidiary. A portion of the cash from the offering was used to redeem all $45.0 million of the Company's Senior Unsecured Fixed Rate Notes Due 2022 and the Company's Senior Notes Due 2027. We recognized $3.6 million as interest expense in our consolidated statements of operations for the year ended 2019, for prepayment fees, including the write-off unamortized debt issuance costs on the repayment.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

If a change in control of the Company, as defined in the Indenture, occurs, the holders of the Notes will have the right to require the Company to purchase all or a portion of their Notes at a price in cash equal to 101% of the principal amount thereof, plus any accrued but unpaid interest.

The Notes are senior unsecured obligations of the Company and will rank equally with all of the Company’s other future senior unsecured indebtedness. The Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, and under certain circumstances, the Company is required to maintain certain levels of reinsurance coverage while the Notes remain outstanding, and maintain certain other financial covenants. These covenants are subject to important exceptions and qualifications set forth in the Indenture. Principal and interest on the Notes are subject to acceleration in the event of certain events of default, including automatic acceleration upon certain bankruptcy-related events. The Company's debt to capital ratio exceeds 35%, therefore the Company is precluded from incurring additional debt, repurchasing shares of our common stock or paying common stock dividends. No acceleration of the related debt is mandated due to the fact that catastrophic weather events drove the ratio over 35% rather than specific actions taken by the Company. The Company's actual debt to capital ratio as of December 31, 2020 was approximately 38.4%.

11. INCOME TAXES

The components of income tax expense (benefit) include the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Federal:
Current	$(29,449)	$(982)	$5,162
Deferred	(3,494)	567	(751)
Federal income tax expense (benefit)	(32,943)	(415)	4,411
State:
Current	(403)	241	1,383
Deferred	(150)	(124)	(296)
State income tax expense (benefit)	(553)	117	1,087
Total income tax expense (benefit)	$(33,496)	$(298)	$5,498

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Computed expected tax expense provision, at federal rate	$(23,447)	$150	$4,244
State tax, net of federal tax benefit	(3,157)	(122)	761
Tax-exempt interest	(5)	(3)	(134)
Income subject to dividends-received deduction	(26)	(34)	(13)
Goodwill impairment	2,309	—	—
Return to provision	(3,407)	(307)	158
Executive compensation	41	230	436
Meals and entertainment	13	43	28
Uncertain tax position	(179)	(203)	—
Rate difference on NOL carryback	(8,785)	(113)	—
Change in valuation allowance	2,968	—	—
Other	179	61	18
Total income tax expense (benefit)	$(33,496)	$(298)	$5,498

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act contains several relief provisions for corporations and lifts certain deduction limitations originally imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) signed into law on December 22, 2017. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of net operating losses (“NOL”), temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. The Company utilized the NOL provision in the current year.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. For the years ended December 31, 2020, 2019 and 2018, the effective income tax rate was 30.0%, (41.8)% and 27.2%, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% in 2020, 2019 and 2018, are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation as well as the NOL provision in the current year, as discussed above.

As of December 31, 2020, we had NOL carryforwards for Federal tax purposes of $11.1 million. As of December 31, 2020, we had NOL carryforwards for state tax purposes of $73.0 million expiring between 2037 and 2040 and $12.0 million that do not expire. The amount and timing of realizing these NOL carryforwards depend on future taxable income and limitations imposed by tax laws.

The Company has a valuation allowance of $3.0 million and $0 on its deferred income tax asset as of December 31, 2020 and 2019, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). A reconciliation of these uncertain tax positions was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$382	$585	$585
Increases/(decreases) for uncertain tax positions taken during the prior years	(179)	(203)	—
Balance at December 31	$203	$382	$585

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax asset (liability), net include the following:

	As of December 31,
	2020	2019
	(In thousands)
Deferred income tax assets:
Unearned premiums	$5,611	$10,232
Unpaid losses and loss adjustment expenses	581	1,596
Accrued expenses	236	216
Net operating loss carryforwards	5,350	2,095
Share-based compensation	232	161
Depreciation and amortization	412	—
Lease liability	1,783	1,655
Other	69	23
Gross deferred income tax assets	14,274	15,978
Valuation allowance	(2,968)	—
Total deferred income tax assets	11,306	15,978

Deferred income tax liabilities:
Deferred acquisition costs and other	(6,387)	(12,703)
Depreciation and amortization	—	(1,679)
Unrealized gains on investment securities	(2,865)	(3,270)
Lease asset	(1,783)	(1,655)
Other	(213)	(257)
Total deferred income tax liabilities	(11,248)	(19,564)

Deferred income tax asset (liability), net	$58	$(3,586)

The deferred income tax asset (liability), net along with income tax receivable, net is included in current and deferred income taxes, net on our Consolidated Balance Sheets.

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2015 and 2017 - 2019 are open for review by the Internal Revenue Service and other state taxing authorities.

12. COMMITMENTS AND CONTINGENCIES

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

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

Assessment Related Activity

The Company operates in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include: Florida Insurance Guaranty Association (“FIGA”), Citizens Property Insurance Corporation (“Citizens”), FHCF, Georgia Insurers Insolvency Pool (“GIIP”), Special Insurance Fraud Fund (“SIIF”), Fair Access to Insurance Requirements Plan (“FAIRP”), Property Insurance Association of Louisiana (“PIAL”), South Carolina Property & Casualty Insurance Guaranty Association (“SCPCIGA”), Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”), Texas Windstorm Insurance Association (“TWIA”), Alabama Insurance Guaranty Association (“AIGA”), and Alabama Insurance Underwriters Association (“AIUA”). As a direct premium writer, we are required to participate in certain insurer solvency associations under the applicable laws in the states which we do business. One form of assessment requires us to collect the assessment from our policyholders and then remit the collected amounts to the assessing entity, which does not have any impact on our financial results. We are also subject to assessments that require us to pay the full amount of the assessment to the assessing entity and then we are permitted to make rate filings to allow us to recoup the amount of the assessment from our policyholders over time.

In connection with its automobile line of business, which is currently winding down, FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2020. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

Leases

The Company is committed under various operating lease agreements for office space. FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Rental expense for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $1.0 million and $0.7 million, respectively.

Future minimum lease payments under these agreements are as follows:

Aggregate
Minimum
Year Ended December 31,	Lease Payments
(In thousands)
2021	$1,066
2022	1,098
2023	1,131
2024	1,164
2025	1,115
Thereafter	3,318
Total	$8,892

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

Additional information related to our operating lease agreement for office space consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Right-of-use asset	$7,430	$8,096
Accrued rent	(259)	(317)
Right-of-use asset, net	$7,171	$7,779

Lease liability	$7,430	$8,096

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	7.7	8.7

	Year Ended December 31,
	2020	2019
	(In thousands)
Lease expense	$1,118	$1,046
Sublease income	(466)	(229)
Lease expense, net	$652	$817

Net cash provided by (used in) operating activities	$(555)	$(573)

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

13. SHAREHOLDERS’ EQUITY

Common Stock Repurchases

The Company has previously repurchased shares of its common stock in open market transactions complying with Rules 10b-18 and 10b5-1 under the Exchange Act. These repurchases were based on assessments of the Company’s capital needs at the time, the market prices of the Company’s common stock, and general market conditions. The amount and timing of such repurchases were subject to market conditions, applicable legal requirements and other factors. At the present time, the Company is prohibited from undertaking any share repurchases under the terms of its senior note indenture.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

December 31, 2019, the Company repurchased 237,647 shares of its common stock at a total cost of $3.9 million, which is an average price per share of $16.27. The unused portion of this authorization expired on December 31, 2019.

In December 2019, the Company's Board of Directors authorized a new share repurchase program under which the Company may repurchase up to $10 million of its outstanding shares of common stock from January 1, 2020 through December 31, 2020. In March 2020, the Company’s Board of Directors authorized an additional $10.0 million increase to the share repurchase program. This increased authorization allowed the Company to purchase up to $20 million of shares outstanding through December 31, 2020. During the year ended December 31, 2020, the Company repurchased 800,235 shares of its common stock at a total cost of $10.0 million, which is an average price per share of $12.50. The unused portion of this authorization expired on December 31, 2020.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. Refer to Note 18 for information on securities that were recently sold under this registration statement.

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

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Restricted stock	$1,409	$1,841	$2,134
Performance stock	171	335	233
Total share-based compensation expense	$1,580	$2,176	$2,367

Recognized tax benefit	$634	$534	$600
Intrinsic value of options exercised	110	2	229
Fair value of restricted stock vested	1,659	1,977	2,360

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted-average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

The unamortized share-based compensation expense is $3.4 million as of December 31, 2020, which will be recognized over the remaining weighted average vesting period of approximately 1.96 years.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Stock Option Awards

A summary of the Company’s stock option activity includes the following:

		Weighted
		Average
	Number of	Option
	Shares	Exercise Price
Outstanding at January 1, 2018	50,351	$3.72
Granted	—	—
Exercised	(10,834)	3.47
Cancelled	(500)	2.45
Outstanding at December 31, 2018	39,017	3.80
Granted	—	—
Exercised	(167)	2.45
Cancelled	—	—
Outstanding at December 31, 2019	38,850	3.80
Granted	—	—
Exercised	(13,433)	3.16
Cancelled	—	—
Outstanding at December 31, 2020	25,417	$4.01

Stock options outstanding and exercisable in a select price range is as follows:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$2.45 - $4.40	25,417	1.14	$4.01	48,546

Restricted Stock Awards

The Company recognizes share-based compensation expense for all RSAs held by the Company’s directors, executives and other key employees. For all RSA awards, excluding grants based on total relative shareholder return ("TSR"), the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance-based awards. Our expense for our performance awards depends on achievement of specified results; therefore the ultimate expense can range from 0% to 250% of target. Our TSR-based cliff vesting awards contain performance criteria which are tied to the achievement of certain market conditions. The TSR grant date fair value was determined using a Monte Carlo simulation and, unlike the performance condition awards, the expense is not reversed if the performance condition is not met. This value is recognized as expense over the requisite service period using the straight-line recognition method.

During the years ended December 31, 2020 and 2019, the Board of Directors granted 210,272 and 140,156 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

RSA activity includes the following:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2018	297,543	$20.54
Granted	133,060	16.31
Vested	(112,071)	21.06
Cancelled	(56,198)	17.87
Outstanding at December 31, 2018	262,334	18.78
Granted	140,156	18.03
Vested	(94,755)	20.87
Cancelled	(52,390)	17.66
Outstanding at December 31, 2019	255,345	17.82
Granted	210,272	11.82
Vested	(89,889)	18.46
Cancelled	—	—
Outstanding at December 31, 2020	375,728	$14.32

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Year Ended December 31,
	2020			2019
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$13,621	$(3,340)	$10,281	$(5,023)	$1,273	$(3,750)
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	(58)	14	(44)	—	—	—

Other comprehensive income (loss) before reclassification	19,114	(4,688)	14,426	20,809	(5,144)	15,665
Reclassification adjustment for realized losses (gains) included in net income	(17,591)	4,314	(13,277)	(2,165)	531	(1,634)
	1,523	(374)	1,149	18,644	(4,613)	14,031
Accumulated other comprehensive income (loss), end-of-period	$15,086	$(3,700)	$11,386	$13,621	$(3,340)	$10,281

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

14. EMPLOYEE BENEFIT PLAN

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

For the years ended December 31, 2020, 2019 and 2018, the Company made no additional profit-sharing contribution.

The Company’s total contributions to the 401(K) Plan were $1.2 million, $0.9 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

15. RELATED PARTY TRANSACTIONS

Related to an equity method investment in Southeast Catastrophe Consulting Company, LLC, based in Mobile, Alabama, the Company recorded pre-tax claims adjustment service fees and other expenses of $6.7 million for the year ended December 31, 2018. Additionally, the Company recognized other income in the consolidated statements of operations, of $2.2 million, $0.3 million, $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16. EARNINGS PER SHARE

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

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(78,158)	$1,011	$14,928

Weighted average number of common shares outstanding - basic	13,846	12,977	12,775

Net income (loss) per common share - basic	($5.64)	$0.08	$1.17

Weighted average number of common shares outstanding - basic	13,846	12,977	12,775
Dilutive effect of stock compensation plans	—	46	92
Weighted average number of common shares outstanding - diluted	13,846	13,023	12,867

Net income (loss) per common share - diluted	$(5.64)	$0.08	$1.16

Dividends per share	$0.36	$0.33	$0.24

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Dividends Declared

In February 2020, our Board of Directors declared a $0.09 per common share dividend, payable in March 2020, to shareholders of record on February 14, 2020. amounting to $1.3 million.

In April 2020, our Board of Directors declared a $0.09 per common share dividend, payable in June 2020, to shareholders of record on May 15, 2020, amounting to $1.3 million.

In July 2020, our Board of Directors declared a $0.09 per common share dividend, payable in September 2020, to shareholders of record on August 14, 2020, amounting to $1.2 million.

In November 2020, our Board of Directors declared a $0.09 per common share dividend, payable in December 2020, to shareholders of record on November 16, 2020, amounting to $1.3 million.

17. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida Office of Insurance Regulation (the "Florida OIR") and Louisiana Department of Insurance (the "LDI"). These standards require that insurance companies prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual. The Company did not use any prescribed or permitted statutory accounting practices that differed from the NAIC’s statutory accounting practices as of December 31, 2020.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends. As of December 31, 2020, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s Florida domiciled insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. These standards require dividends to be paid only from statutory unassigned surplus. The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year, not including realized capital gains, plus a 2 years carryforward or 10% of statutory unassigned surplus as of the preceding year end. A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i) 10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the Florida OIR at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the Florida OIR on a case-by-case basis. These dividends are referred to as “ordinary dividends.” However, if a dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

With respect to the Company's Louisiana domiciled insurer, Louisiana law restricts a domestic insurer from declaring and paying any dividends to its stockholders unless its capital is fully paid in cash and is unimpaired and it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to fifteen percent of its capital stock, provided that this restriction shall not apply when an insurer's paid-in capital and surplus exceeds the minimum required by Louisiana law by one hundred percent or more. No extraordinary dividend or other extraordinary distribution to its shareholders may be made until 30 days after the commissioner of insurance has received notice of the declaration thereof and has not within that period disapproved the payment, or has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10% percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (b) the net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carryforward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediate preceding calendar years.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2020

Notwithstanding the foregoing, an insurer may declare an extraordinary dividend or distribution which is conditional upon regulatory approval. and the declaration shall confer no rights upon shareholders until either the payment is approved or has not been disapproved within the 30-day period referred to above. As noted above, authorization to issue dividends from the insurance companies is based on achieving certain financial results and regulatory approvals. Due to the financial results, we have neither applied for regulatory approval nor are we authorized to issue dividends from the insurance carriers at this time.

As of December 31, 2020 and 2019, on a combined statutory basis, the capital and surplus of the Company’s insurance companies was $145.2 million and $192.5 million, respectively. Combined statutory operational results of the Company’s insurance companies was a net loss of $57.5 million, net loss of $36.8 million and net income of $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Statutory capital and surplus exceeds amounts necessary to satisfy regulatory requirements.

18. SUBSEQUENT EVENTS

Rate Increases

The Company applied for and was approved by the LDI for a state-wide average rate increase of 9.9% for FNIC's Louisiana homeowners multiple-peril insurance policies, which became effective for new and renewal policies in January 2021.

The Company applied for and was approved by the Texas Department of Insurance for a state-wide average rate increase of 12.3% for MIC's Texas homeowners multiple-peril insurance policies, which became effective for new and renewal policies in February 2021.

The Company applied for and was approved by the Florida OIR for a state-wide average rate increase of 6.7% for Florida homeowners multiple-peril insurance policies, which is expected to become effective for new and renewal policies in March 2021.

The Company applied for a "use and file" rate filing with the Florida OIR to implement a state-wide average increase of 7.0% for Florida homeowners multiple-peril insurance policies and 6.0% for dwelling fire insurance policies, which is expected to become effective for new and renewal policies in April 2021. The revised rates are not deemed approved or final until so affirmed by the Florida OIR, at their discretion.

Reinsurance

Effective January 1, 2021, the Company secured a new aggregate excess of loss reinsurance for calendar year 2021 for MIC, which provides non-named storm coverage of 65% of $15 million excess of $10 million with a $0.9 million occurrence deductible and a $4.2 million occurrence limit at an approximate annual cost of $2.3 million. Refer to Note 6 above for further information.

Effective March 1, 2021, the Company secured additional reinsurance limit of 50% of $70 million excess of $25 million and 100% of $15 million excess of $10 million at an approximate cost of $13 million. This limit is available for any subsequent events through May 31, 2021 for all carriers and all states, with a portion excluding named storms.

Winter Storm Uri

On approximately February 13, 2021, Winter Storm Uri ("Uri") hit the Southern Plains causing heavy residential damage in Texas, primarily associated with freezing temperatures causing widespread instances of burst water pipes. The Company expects to incur claims in excess of its aggregate reinsurance retention, which is approximately $23 million for this event. In addition, the Company has a co-participation within its reinsurance tower which arose in early February 2021 when, in conjunction with year end 2020 financial reporting, we strengthened ultimate loss and LAE reserves for the five hurricane events that occurred in 2020. Due to this increase in hurricane reserves, the Company has a co-participation of approximately $18 million in excess of $61 million, which results from the portion of our reinsurance program that does not embody the cascading feature where unused limit drops down for subsequent events. Combined with the $23 million retention, the Company's total exposure to Uri including reinstatement premium is currently estimated to be $41 million, pre-tax, before anticipated quota share recoveries.

Capital Raise

On March 15, 2021, the Company closed an underwritten public offering of 3,500,000 shares of its common stock at a price of $4.75 per share for gross proceeds of $16.6 million. The offering generates net proceeds to the Company of approximately $15.2 million, after deducting the underwriter’s discount and estimated offering expenses payable by the Company.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on Internal Control over Financial Reporting
We have audited FedNat Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, FedNat Holding Company and subsidiaries (the Company) has not maintained effective internal control over financial reporting as off December 31, 2020, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to management’s controls over the calculation of reinsurance related balances and a profit share arrangement with the same third party.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedules listed in the index at Item 15. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 29, 2021 which expressed an unqualified opinion thereon.

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
March 29, 2021

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

Notwithstanding the identified material weakness described further below, we believe the consolidated financial statements included in this Form 10-K fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

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

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, with the oversight of the Audit Committee of our Board of Directors, concluded that the deficiency described below rises to the level of a material weakness, as it had the potential to allow for a material dollar amount of misstatement to our financial statements being made without being detected.

Based on the results of this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management has identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to management’s controls over the calculation of reinsurance related balances and a profit share arrangement with the same third party. Our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which appears in Part II, Item 8, “Financial Statements and Supplementary Data” included in this Annual Report.

Changes in Internal Control over Financial Reporting

To remediate the material weakness, we are implementing additional reconciliation procedures and enhancing and strengthening our documentation and review procedures relating to unique, new, changing or unusual transactions. While management believes the implementation of the additional reconciliation procedures and other controls along with plans to add to staffing will remediate this item, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of the fiscal year 2021.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Independent Auditor’s Reports

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Restated Articles of Incorporation of FedNat Holding Company	10-Q	3.1	November 7, 2018
3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018
4.1	Description of Registrant's Securities				X
4.2	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019
4.3	First Supplemental Indenture by and between FedNat Holding Company and The Bank of New York Mellon, as trustee	8-K	4.1	March 5, 2020
4.4	Form of 7.50% Senior Unsecured Note due 2029 of FedNat Holding Company	S-4	4.5	January 16, 2020
10.1*	FHCF Supplement Layer Reinsurance Contract effective June 1, 2020 between FedNat Insurance Company and subscribing reinsurers	10-Q	10.1	May 6, 2020
10.2*	Form of Reimbursement Contract effective June 1, 2020 between the State Board of Administration of the State of Florida, as administrator of the Florida Hurricane Catastrophe Fund, and each of FedNat Insurance Company; Monarch National Insurance Company; and Maison Insurance Company	10-Q	10.2	May 6, 2020
10.3*	Non-Florida Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.1	November 9, 2020
10.4*	Non-Reinstatable Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2020
10.5*	Third-Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.3	November 9, 2020
10.6*	Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.4	November 9, 2020
10.7*	First, Second and Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.5	November 9, 2020
10.8*	Private Single Retention Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.6	November 9, 2020
10.9*	Second-Fifth Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.7	November 9, 2020

10.10*	Third-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.8	November 9, 2020
10.11*	Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.9	November 9, 2020
10.12*	Third-Fifth Cascading Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.10	November 9, 2020
10.13*	First-Third Cascading Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.11	November 9, 2020
10.14*	Second Single Retention Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.12	November 9, 2020
10.15*	Second Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.13	November 9, 2020
10.16*	First Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.14	November 9, 2020
10.17*	Private Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.15	November 9, 2020
10.18*	Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.16	November 9, 2020
10.19*	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2020, by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.17	November 9, 2020
10.20*	Private Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.18	November 9, 2020
10.21*	Non-Florida Second Event Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.19	November 9, 2020
10.22*	First-Third Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.20	November 9, 2020
10.23*	Second-Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch national Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.21	November 9, 2020
10.24*	Private Third-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.22	November 9, 2020

10.25*	First-Third Single Retention Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.23	November 9, 2020
10.26*	Second and Third Event Excess Catastrophe Reinsurance Contract effective July 1, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.24	November 9, 2020
10.27*	Supplemental Excess Catastrophe Reinsurance Contract effective July 28, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.25	November 9, 2020
10.28*	Main Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and among FedNat Insurance Company, Monarch National insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.26	November 9, 2020
10.29*	Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.27	November 9, 2020
10.30*	Private Supplemental Excess Catastrophe Reinsurance Contract effective September 3, 2020 by and between FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.28	November 9, 2020
10.31*	Net Quota Share Reinsurance Agreement effective July 1, 2020 by and between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.29	November 9, 2020
10.32*	Non-Florida Property Quota Share Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and SageSure Anchor Re, Inc	10-Q	10.30	November 9, 2020
10.32.A*	Addendum 1, effective December 1, 2020, to Non-Florida Property Quota Share Reinsurance Contract effective July 1, 2020 by and between FedNat Insurance Company and SageSure Anchor Re, Inc.				X
10.33*	Quota Share Reinsurance Contract effective December 31, 2020 by and between FedNat Insurance Company and subscribing reinsurers				X
10.34*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-K	10.9	March 6, 2020
10.34.A*	Sixth Amendment, entered into November 4, 2020, to Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended				X
10.35	Administrative Services Agreement dated November 1, 2015 between FedNat Underwriters Inc. and SageSure Insurance Managers LLC	10-K	10.10	March 6, 2020
10.36.A	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013
10.36.B	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013
10.36.C	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015
10.36.D*	Third Amendment to Insurance Agency Master Agreement dated August 10, 2018 between Ivantage Select Agency, Inc. and FedNat Underwriters, Inc.	10-K	10.14	March 6, 2020

10.37+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017
10.38+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of August 22, 2020 between the Company and Patrick McCahill	10-Q	10.32	November 9, 2020
10.39+	2018 Omnibus Incentive Compensation Plan	DEF 14A	Annex B	April 13, 2018
10.40+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019
10.41+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019
10.42+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008
10.43+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013
10.44+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012
10.45+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015
10.46+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015
10.47.A+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019
10.47.B+	First Amendment dated November 4, 2020 to Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan				X
10.48+	Employment Agreement dated August 22, 2020 between the Company and Patrick McCahill	10-Q	10.31	November 9, 2020
10.49	Standstill Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.2	December 2, 2019
10.50	Reinsurance Capacity Right of First Refusal Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.3	December 2, 2019
10.51	Investment Advisory Agreement dated December 2, 2019 between Fundamental Global Advisors LLC and FedNat Holding Company	8-K	10.4	December 2, 2019
10.52	Consent Order dated August 7, 2019 among the Florida Office of Insurance Regulation, FedNat Holding Company, 1347 Property Insurance Holdings, Inc., and Maison Insurance Company.	8-K	10.1	August 13, 2019
10.53	Consent Agreement dated August 9, 2019 among the Louisiana Department of Insurance, FedNat Holding Company and Maison Insurance Company.	8-K	10.2	August 13, 2019
21.1	Subsidiaries of the Company				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS**	Inline XBRL Instance Document.				X

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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
Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	March 29, 2021
Michael H. Braun	(Principal Executive Officer)

/s/ Ronald A. Jordan	Chief Financial Officer	March 29, 2021
Ronald A. Jordan	(Principal Financial Officer)

/s/ Erick A. Fernandez	Chief Accounting Officer	March 29, 2021
Erick A. Fernandez	(Principal Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	March 29, 2021
Bruce F. Simberg

/s/ Jenifer G. Kimbrough	Director	March 29, 2021
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	March 29, 2021
Thomas A. Rogers

/s/ William G. Stewart	Director	March 29, 2021
William G. Stewart

/s/ Richard W. Wilcox, Jr.	Director	March 29, 2021
Richard W. Wilcox, Jr.

/s/ Roberta N. Young	Director	March 29, 2021
Roberta N. Young

/s/ David W. Michelson	Director	March 29, 2021
David W. Michelson

/s/ David K. Patterson	Director	March 29, 2021
David K. Patterson

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDNAT HOLDING COMPANY (Parent Company Only)
December 31, 2020 and 2019

	December 31,
	2020	2019
	(In thousands)
ASSETS
Investments in subsidiaries (1)	$225,568	$268,767
Investment securities, available-for-sale, at fair value	20,646	24,951
Equity securities, at fair value	1,881	1,751
Cash and cash equivalents	18,170	21,031
Deferred income taxes, net	868	1,940
Income taxes receivable	7,969	13,850
Note receivable and accrued interest to subsidiary (1)	19,517	18,107
Right-of-use assets	7,108	7,716
Other assets	1,991	2,878
Total assets	$303,718	$360,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to subsidiaries, net (1)	$31,686	$1,779
Long-term debt	98,683	98,522
Lease liabilities	7,108	7,716
Other liabilities	8,081	4,281
Total liabilities	145,558	112,298

Shareholders' Equity
Preferred stock	—	—
Common stock	137	144
Additional paid-in capital	169,298	167,677
Accumulated other comprehensive income (loss)	11,386	10,281
Retained earnings (deficit)	(22,661)	70,591
Total shareholders’ equity	158,160	248,693
Total liabilities and shareholders' equity	$303,718	$360,991

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Earnings
FEDNAT HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Revenues:
Management fees (1)	$2,660	$2,160	$2,608
Interest from subsidiaries (1)	1,410	107	—
Net investment income	477	1,757	843
Net realized and unrealized investment gains (losses)	972	448	(765)
Equity in income (loss) of consolidated subsidiaries	(94,363)	20,909	30,895
Total revenue	(88,844)	25,381	33,581

Costs and expenses:
General and administrative expenses	15,149	13,892	9,296
Interest expense	7,661	10,776	4,077
Total costs and expenses	22,810	24,668	13,373

Income (loss) before income taxes	(111,654)	713	20,208
Income tax expense (benefit)	(33,496)	(298)	5,498
Net income (loss)	(78,158)	1,011	14,710
Net income (loss) attributable to non-controlling interest	—	—	(218)
Net income (loss) attributable to FedNat Holding Company shareholders	$(78,158)	$1,011	$14,928

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Cash Flows
FEDNAT HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(78,158)	$1,011	$14,710
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(972)	(448)	765
Equity in undistributed income (loss) of consolidated subsidiaries (1)	94,363	(20,909)	(30,895)
Amortization of investment premium or discount, depreciation and amortization	430	369	141
Loss (gain) on early extinguishment of debt	—	3,575	—
Share-based compensation	790	1,050	1,183
Changes in operating assets and liabilities:
Income taxes, net	6,900	(5,379)	(2,371)
Due to subsidiaries, net (1)	(21,891)	3,044	(9,317)
Other, net	3,564	998	1,497
Net cash provided by (used in) operating activities	5,026	(16,689)	(24,287)
Cash flow from investing activities:
Capital contributions to consolidated subsidiaries (1)	(11,000)	—	(30,000)
Sales, maturities and redemptions of investments securities	31,300	11,276	54,543
Purchases of investment securities	(25,089)	(15,617)	(61,009)
Payment for acquisition	—	(25,566)	—
Issuance of note receivable to subsidiary (1)	—	(18,000)	—
Purchases of property and equipment	(21)	(289)	(639)
Net cash provided by (used in) investing activities	(4,810)	(48,196)	(37,105)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	98,390	—
Payment of long-term debt and prepayment penalties	—	(48,000)	—
Issuance of common stock for share-based awards	42	1	39
Purchases of FedNat Holding Company common stock	(10,418)	(3,449)	(5,061)
Dividends from consolidated subsidiaries	12,376	39,174	27,990
Dividends paid	(5,077)	(4,309)	(4,184)
Net cash provided by (used in) financing activities	(3,077)	81,807	18,784
Net increase (decrease) in cash and cash equivalents	(2,861)	16,922	(42,608)
Cash and cash equivalents at beginning of period	21,031	4,109	46,717
Cash and cash equivalents at end of period	$18,170	$21,031	$4,109

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

Schedule V – Valuation and Qualifying Accounts
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2020	Allowance for uncollectible reinsurance recoverable	$—	$65	$—	$65
	Allowance for uncollectible premiums receivable	$159	$74	$—	$233
2019	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$77	$82	$—	$159
2018	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$70	$7	$—	$77

Schedule VI – Supplemental Information Concerning Insurance Operations
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

		December 31,			Year Ended December 31,
			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim	Net
		Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Cost	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
		(In thousands)
2020	Property and Casualty Insurance	$25,405	$540,367	$366,789	$364,134	$11,786	$358,898	$17,551	$121,524	$354,143	$236,623
2019	Property and Casualty Insurance	$56,136	$324,362	$360,870	$363,652	$15,901	$262,109	$10,971	$96,885	$254,806	$377,879
2018	Property and Casualty Insurance	$39,436	$296,230	$281,992	$355,257	$12,460	$231,133	$(2,717)	$97,873	$230,752	$365,032