Form 10-Q
period 2021-03-31
FedNat Holding Co
filed 2021-05-06
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
As of May 3, 2021, the registrant had 17,414,111 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $406,173 and $473,126, respectively)	$411,718	$488,210
Equity securities, at fair value	3,106	3,157
Total investments	414,824	491,367
Cash and cash equivalents	69,694	102,367
Prepaid reinsurance premiums	217,068	278,272
Premiums receivable, net of allowance of $227 and $233, respectively	40,762	50,803
Reinsurance recoverable, net of allowance of $302 and $65, respectively	439,544	413,026
Deferred acquisition costs, net	23,976	25,405
Current and deferred income taxes, net	38,666	35,035
Other assets	41,191	32,262
Total assets	$1,285,725	$1,428,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$486,713	$540,367
Unearned premiums	361,995	366,789
Reinsurance payable and funds withheld liabilities	136,795	202,827
Long-term debt, net of deferred financing costs of $1,276 and $1,317, respectively	98,724	98,683
Deferred revenue	6,909	7,187
Other liabilities	47,480	54,524
Total liabilities	1,138,616	1,270,377

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 25,000,000 shares authorized; 17,313,461 and 13,717,908 issued and outstanding, respectively	173	137
Additional paid-in capital	184,792	169,298
Accumulated other comprehensive income (loss)	4,186	11,386
Retained earnings (deficit)	(42,042)	(22,661)
Total shareholders’ equity	147,109	158,160
Total liabilities and shareholders' equity	$1,285,725	$1,428,537

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Net premiums earned	$39,745	$105,910
Net investment income	1,674	3,892
Net realized and unrealized investment gains (losses)	92	(2,825)
Direct written policy fees	3,315	3,466
Other income	7,922	5,256
Total revenues	52,748	115,699

Costs and expenses:
Losses and loss adjustment expenses	48,016	68,930
Commissions and other underwriting expenses	21,031	36,355
General and administrative expenses	6,066	6,245
Interest expense	1,926	1,915
Total costs and expenses	77,039	113,445

Income (loss) before income taxes	(24,291)	2,254
Income tax expense (benefit)	(4,910)	121
Net income (loss)	$(19,381)	$2,133

Net Income (Loss) Per Common Share
Basic	$(1.35)	$0.15
Diluted	(1.35)	0.15

Weighted Average Number of Shares of Common Stock Outstanding
Basic	14,395	14,249
Diluted	14,395	14,312

Dividends Declared Per Common Share	$—	$0.09

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$(19,381)	$2,133

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(7,200)	(4,028)
Comprehensive income (loss)	$(26,581)	$(1,895)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2021	$—	13,717,908	$137	$169,298	$11,386	$(22,661)	$158,160
Net income (loss)	—	—	—	—	—	(19,381)	(19,381)
Other comprehensive income (loss)	—	—	—	—	(7,200)	—	(7,200)
Issuance of common stock	—	3,500,000	35	15,087	—	—	15,122
Shares issued under share-based compensation plans	—	95,553	1	—	—	—	1
Share-based compensation	—	—	—	407	—	—	407
Balance as of March 31, 2021	$—	17,313,461	$173	$184,792	$4,186	$(42,042)	$147,109

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of Jan 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	2,133	2,133
Other comprehensive income (loss)	—	—	—	—	(4,028)	—	(4,028)
Dividends declared	—	—	—	—	—	(1,302)	(1,302)
Shares issued under share-based compensation plans	—	58,733	—	—	—	—	—
Repurchases of common stock	—	(523,583)	(5)	—	—	(6,745)	(6,750)
Share-based compensation	—	—	—	453	—	—	453
Balance as of March 31, 2020	$—	13,949,971	$139	$168,130	$6,253	$64,652	$239,174

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$(19,381)	$2,133
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(92)	2,825
Amortization of investment premium or discount, net	1,256	400
Depreciation and amortization	460	465
Share-based compensation	407	453
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	61,204	56,194
Premiums receivable, net	10,041	3,085
Reinsurance recoverable, net	(51,038)	(51,567)
Deferred acquisition costs, net	1,429	(1,579)
Current and deferred income taxes, net	(1,291)	1,510
Deferred revenue	(278)	(86)
Loss and loss adjustment expense reserves	(53,654)	51,313
Unearned premiums	(4,794)	(2,612)
Reinsurance payable and funds withheld liabilities	(50,561)	(39,416)
Other	(3,853)	(1,745)
Net cash provided by (used in) operating activities	(110,145)	21,373
Cash flow from investing activities:
Proceeds from sales of equity securities	—	2,056
Proceeds from sales of debt securities	87,007	103,118
Purchases of equity securities	—	(3,428)
Purchases of debt securities	(56,148)	(134,971)
Maturities and redemptions of debt securities	31,383	10,850
Purchases of property and equipment	(174)	(1,224)
Net cash provided by (used in) investing activities	62,068	(23,599)
Cash flow from financing activities:
Purchases of FedNat Holding Company common stock	—	(6,643)
Issuance of common stock	15,403	—
Issuance of common stock for share-based awards	1	—
Dividends paid	—	(1,302)
Net cash provided by (used in) financing activities	15,404	(7,945)
Net increase (decrease) in cash and cash equivalents	(32,673)	(10,171)
Cash and cash equivalents at beginning-of-period	102,367	133,361
Cash and cash equivalents at end-of-period	$69,694	$123,190

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$3,750	$3,750
Cash paid (received) during the period for income taxes	(3,618)	(811)

Significant non-cash investing and financing transactions:
Right-of-use asset	(7,250)	(7,938)
Lease liability	7,250	7,938

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 19.6% and 20.5% were from Allstate’s network of Florida agents, for the three months ended March 31, 2021 and 2020, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 24.5% and 24.2% of the Company’s premiums were underwritten by SageSure, for the three months ended March 31, 2021 and 2020, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 5 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
March 31, 2021

the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the assets and liabilities of the VIE in its consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2020 Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2021.

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

Recently Issued Accounting Pronouncements, Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The Company adopted the guidance effective January 1, 2021, which did not have a material impact on the Company's consolidated financial condition or results of operations.

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
March 31, 2021

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$30,431	$93,354	$—	$123,785
Obligations of states and political subdivisions	—	22,223	—	22,223
Corporate securities	—	236,856	—	236,856
International securities	—	28,854	—	28,854
Debt securities, at fair value	30,431	381,287	—	411,718

Equity securities, at fair value	1,854	1,252	—	3,106

Total investments, at fair value	$32,285	$382,539	$—	$414,824

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$38,511	$133,264	$—	$171,775
Obligations of states and political subdivisions	—	22,264	—	22,264
Corporate securities	—	266,528	—	266,528
International securities	—	27,643	—	27,643
Debt securities, at fair value	38,511	449,699	—	488,210

Equity securities, at fair value	1,881	1,276	—	3,157

Total investments, at fair value	$40,392	$450,975	$—	$491,367

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
March 31, 2021

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

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of March 31, 2021 and December 31, 2020. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 or December 31, 2020, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020. There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2021 and 2020.

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$123,451	$1,273	$939	$123,785
Obligations of states and political subdivisions	21,844	532	153	22,223
Corporate	232,168	7,663	2,975	236,856
International	28,710	394	250	28,854
	$406,173	$9,862	$4,317	$411,718

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$169,947	$1,866	$38	$171,775
Obligations of states and political subdivisions	21,560	704	—	22,264
Corporate	254,618	11,989	79	266,528
International	27,001	659	17	27,643
	$473,126	$15,218	$134	$488,210

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$864	$1,386
Equity securities	1	319
Total gross realized and unrealized gains	865	1,705

Gross realized and unrealized losses:
Debt securities	(720)	(148)
Equity securities	(53)	(4,382)
Total gross realized and unrealized losses	(773)	(4,530)
Net realized and unrealized gains (losses) on investments	$92	$(2,825)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net gains (losses) on equity securities:
Realized	$—	$(742)
Unrealized	(51)	(3,321)
	(51)	(4,063)
Less:
Net realized and unrealized gains (losses) on securities sold	—	(635)
Net unrealized gains (losses) still held as of the end-of-period	$(51)	$(3,428)

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	March 31, 2021
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$23,049	$23,442
Over one through five years	119,663	123,434
Over five through ten years	129,560	128,609
Over ten years	133,901	136,233
Total	$406,173	$411,718

Net Investment Income

Net investment income consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Interest income	$1,650	$3,822
Dividends income	24	70
Net investment income	$1,674	$3,892

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
March 31, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$51,384	$931	$600	$8	$51,984	$939
Obligations of states and political subdivisions	6,494	153	—	—	6,494	153
Corporate	88,639	2,938	2,881	37	91,520	2,975
International	6,865	250	1,258	—	8,123	250
	$153,382	$4,272	$4,739	$45	$158,121	$4,317

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$25,521	$38	$—	$—	$25,521	$38
Corporate	7,989	79	—	—	7,989	79
International	2,175	16	132	1	2,307	17
	$35,685	$133	$132	$1	$35,817	$134

As of March 31, 2021, the Company held a total of 216 debt securities that were in an unrealized loss position, of which 10 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2020, the Company held a total of 47 debt securities that were in an unrealized loss position, of which 2 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities. Refer to Note 6 below for information regarding the assessment of allowances for credit losses.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.4 million and $11.5 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of March 31, 2021 and December 31, 2020, respectively.

5. REINSURANCE

Overview

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. The Company reinsures (cedes) a portion of written premiums on an excess of loss or a quota-share basis in order to limit the Company’s loss exposure. To

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

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

The combined FNIC, MIC and MNIC private market excess of loss treaties, covering both Florida and non-Florida exposures, became effective July 1, 2019 and all private layers have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. This private market excess of loss treaty structure breaks coverage into layers, with a cascading feature such that substantially all layers attach after $20 million in losses for FNIC, $2 million in losses for MNIC and $5 million in losses for MIC. For FNIC and MNIC, the second and third event attaches at $10 million per event, on a combined basis. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Additionally, any unused layer protection drops down for subsequent events until exhausted. The overall reinsurance program is with reinsurers that currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better or have fully collateralized their maximum potential obligations in dedicated trusts.

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

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2020. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The Program provides up to approximately $1.3 billion of single-event reinsurance

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $298.6 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of March 31, 2021, the Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information.

The total Program cost includes approximately $250.8 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.80 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

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

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions may be reduced after taking into account the quota-share reinsurance agreement that FNIC has with Anchor Re, Inc. ("Anchor Re"). Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminates on May 31, 2021.

Furthermore, on September 3, 2020, the Company secured $39.2 million of reinsurance limit at an approximate cost of $11.2 million. This limit is available for Hurricane Delta and all subsequent events that occur during the remainder of the current treaty year. In addition, on October 13, 2020, the Company secured 50% of $10 million excess of $8 million of reinsurance limit at an approximate cost of $875 thousand to lower its retention and further protect FNIC’s non-Florida book of business written by SageSure. This limit was available for any named storm event during the remainder of 2020. On November 4, 2020, the Company secured an additional $13.5 million of reinsurance limit at an approximate cost of $2.0 million. This limit was available for any subsequent events that occurred for the remainder of 2020, except for Hurricane Eta.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Effective January 1, 2021, the Company entered into a new aggregate excess of loss agreement on its MIC book of business through the end of the calendar year. This new agreement provides reinsurance coverage on non-named storms, of 65% of $15 million excess of $10 million with a $0.85 million occurrence deductible and a $4.15 million occurrence limit at an approximate cost of $2.3 million.

Subsequent to a significant loss event in February 2021, the Company purchased $50 million of additional reinsurance limit to provide further protection for any future events through May 31, 2021. The additional protection was secured in two layers for an approximate cost of $13 million with the lowest layer responding at a retention level of $10 million.

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

Quota-Share Reinsurance Programs
FNIC's reinsurance programs also include quota-share treaties. One such treaty, which was set at a 10% cession, became effective on July 1, 2020, when FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms and subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement.

Effective October 1, 2020, FNIC, with the agreement of Swiss Re, increased its cession percentage on this treaty from 10% to 20% on an in-force, new and renewal basis. This treaty excludes named storms and includes a cap on non-named storm catastrophe losses (as discussed above).

On July 1, 2020, FNIC entered into a quota-share treaty on its non-Florida homeowners book of business with Anchor Re, an Arizona captive reinsurance entity that is an affiliate of SageSure. The treaty provides 50% quota-share reinsurance protection on claims incurred subsequent to July 1, 2020 on in-force, new and renewal business through June 30, 2021, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty substantially mirror the 50% profit-sharing arrangement that was previously in place. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. On November 3, 2020, FNIC, with the agreement of Anchor Re, increased its cession percentage in this treaty from 50% to 80%, effective December 1, 2020 on in-force, new and renewal basis.

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

As a result of these actions, the Company now has 40% quota-share coverage in place through June 30, 2021, at which point 20% of this coverage will be up for renewal. It is the Company’s current intent to seek such renewal.

Effective January 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. The Company then entered into a new 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covers the thirteen month period through February 28, 2022, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. This agreement provides us an allowance to purchase reinsurance coverage above the aforementioned limits. In addition, Anchor Re has the right to commute the treaty if the overall net loss limit has been reached, which would require Anchor Re to fund the net loss ceded into the treaty. If the commutation were to occur, we would negotiate the terms such that Anchor Re would cover the losses incurred to date under the treaty and the Company cease the ceding of premiums and losses for the remaining term. The treaty arrangement is fully collateralized through Anchor Re. As it relates to the aforementioned commutation, in April 2021, the Company received $7.2 million from Anchor Re as an initial commutation payment. This estimate is subject to refinement primarily related to the liability for incurred but not reported loss and LAE reserves. Any gain or loss on the commutation will be recorded in the second quarter upon final settlement of the transaction.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of March 31, 2021 and December 31, 2020.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	March 31,	December 31,
	2021	2020
	(In thousands)
Reinsurance recoverable on paid losses	$111,604	$54,898
Reinsurance recoverable on unpaid losses	328,242	358,193
Allowance for credit loss	(302)	(65)
Reinsurance recoverable, net	$439,544	$413,026

As of March 31, 2021, and December 31, 2020, the Company had reinsurance recoverable of $295.3 million (as a result of Hurricanes Irma, Winter Storm Uri, Laura, Sally, Michael, and Delta) and $304.3 million (as a result of Hurricanes Irma, Laura, Sally, Michael and Delta). Winter Storm Uri hit the Southern Plains impacting Texas, Louisiana and Florida on approximately February 13, 2021.

Refer to Note 6 below for information regarding the assessment and amounts of allowances for credit losses.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net Premiums Written
Direct	$174,207	$172,962
Ceded	(78,149)	(13,766)
	$96,058	$159,196
Net Premiums Earned
Direct	$179,002	$175,574
Ceded	(139,257)	(69,664)
	$39,745	$105,910

6. ALLOWANCES FOR CREDIT LOSS

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

		Reinsurance
	Premiums	Recoverable,
	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2020	$233	$65	$298
Credit loss expense (recovery) (1)	(6)	237	231
Balance as of March 31, 2021	$227	$302	$529

(1)Reflected in commissions and other underwriting expenses on the consolidated statements of comprehensive income (loss).

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

We believe if these governments were to technically default it is reasonable to assume an expectation of immaterial losses, even in the current strained market conditions. Refer to Note 4 above for the balances of these sovereign debt securities, which are reported in the following investment categories:

•United States government obligations and authorities;
•Obligations of states and political subdivisions; and
•International.

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of March 31, 2021. Management does not intend to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
March 31, 2021		(In thousands)
Amortized cost	$38,286	$2,323	$131	$73	$176		$40,989
Allowance for credit loss	—	(22)	(7)	(22)	(176)		(227)
Net	$38,286	$2,301	$124	$51	$—		$40,762

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
December 31, 2020		(In thousands)
Amortized cost	$46,376	$4,253	$159	$94	$154		$51,036
Allowance for credit loss	—	(43)	(8)	(28)	(154)		(233)
Net	$46,376	$4,210	$151	$66	$—		$50,803

Reinsurance Recoverable

Refer to Note 5 above for details of our efforts to minimize our exposure to losses from a reinsurer’s inability to pay.

We measure and record our valuation allowances for credit losses on our reinsurance recoverables asset by multiplying the probability the asset would default within a given timeframe ("PD") by the percentage of the asset not expected to be collected upon default, or loss given default ("LGD") and multiplying the result by the amortized cost of the asset. We use market observable data for our PD and LGD assumptions, and in cases where we are unable to observe LGD, we assume it is 100%.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross reserves, beginning-of-period	$540,367	$324,362
Less: reinsurance recoverable (1)	(358,128)	(164,429)
Net reserves, beginning-of-period	182,239	159,933

Incurred loss, net of reinsurance, related to:
Current year	47,493	69,365
Prior year loss development (redundancy) (2)	624	(117)
Ceded losses subject to offsetting experience account adjustments (3)	(96)	(295)
Prior years	528	(412)
Amortization of acquisition fair value adjustment	(5)	(23)
Total incurred loss and LAE, net of reinsurance	48,016	68,930

Paid loss, net of reinsurance, related to:
Current year	24,669	13,371
Prior years	46,813	52,423
Total paid loss and LAE, net of reinsurance	71,482	65,794

Net reserves, end-of-period	158,773	163,069
Plus: reinsurance recoverable (1)	327,940	212,606
Gross reserves, end-of-period	$486,713	$375,675

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

During the three months ended March 31, 2021, the Company experienced $0.6 million of unfavorable loss and LAE reserve development on prior accident years, primarily in its non-Florida homeowners line of business as a result of higher than expected development from accident year 2020.

During the three months ended March 31, 2020, the Company experienced $0.1 million of favorable loss and LAE reserve development on prior accident years, which consist of redundancy in the homeowners line of business as a result of lower LAE expenses associated primarily with Hurricane Irma, mostly offset by adverse development in its commercial general liability lines of business.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

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

8. LONG-TERM DEBT

Convertible Senior Unsecured Notes due 2026

On April 20, 2021, the Company closed an offering and issued $21.0 million in aggregate principal amount of Convertible Senior Unsecured Notes due 2026 (the “2026 Notes”). pursuant to an indenture dated as of April 19, 2021 (the "2021 Indenture"). This offering is part of an authorization by the Company’s Board of Directors to offer and issue from time to time up to $35.0 million of 2026 Notes under the 2021 Indenture. The 2026 Notes are not redeemable at the option of the Company, mature on April 19, 2026 and bear interest at a fixed rate of 5.0% per year, payable semi-annually in cash.

The 2026 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 166.6667 shares per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $6.00 per share of our common stock, an approximately 33% premium to the closing price of the Company's common stock on April 19, 2021. The conversion rate is subject to adjustment upon the occurrence of certain pro rata capital events, such as stock splits or dividends. The 2026 Notes are convertible at the option of the holder at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes.

If a change in control of the Company, as defined in the 2021 Indenture, occurs, the holders of the 2026 Notes will have the right to require the Company to purchase all or a portion of their 2026 Notes at a price in cash equal to 101% of the principal amount thereof, plus any accrued but unpaid interest to, but excluding, the date of purchase.

The 2026 Notes are senior unsecured obligations of the Company and rank equally with the Senior Unsecured Notes due 2029 ("2029 Notes") and other future senior unsecured indebtedness of the Company. The 2021 Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, require the Company to maintain certain levels of reinsurance coverage while the 2026 Notes remain outstanding, and maintain certain financial covenants. These covenants are subject to important exceptions and qualifications set forth in the 2021 Indenture. Principal and interest on the 2026 Notes are subject to acceleration in the event of certain events of default, including automatic acceleration upon certain bankruptcy-related events.

Senior Unsecured Notes due 2029

The Company also currently has outstanding $100 million 2029 Notes, which at issuance bore interest at the annual rate of 7.50%. In connection with the amendment of the indenture covenants to increase the maximum debt-to-capital ratio applicable to the incurrence of debt to 60% and decreasing the maximum debt-to-capital ratio applicable to restricted payments, including cash dividends on our common stock, to 20%, the interest rate was increased by 0.25% to 7.75% per annum beginning March 15, 2021. Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of the 2020 Form 10-K, for additional information regarding our 2029 Notes.

9. INCOME TAXES
Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 20.2% and 5.4% for the three months ended March 31, 2021 and 2020, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes, changes in valuation allowance and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction and executive compensation.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

The Company had an uncertain tax position of $0.2 million and $0.2 million as of March 31, 2021 and December 31, 2020, respectively. The Company has a valuation allowance of $3.7 million and $3.0 million on its deferred income tax asset as of March 31, 2021 and December 31, 2020, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended March 31, 2021, the Company did not recognize any expense related to an uncertain tax position. For the three months ended March 31, 2020, the Company recognized $0.2 million of benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

10. COMMITMENTS AND CONTINGENCIES

Litigation and Legal Proceedings

In the ordinary course of business, the Company is involved in various legal proceedings, specifically claims litigation. The Company’s insurance subsidiaries participate in most of these proceedings by either defending third-party claims brought against insureds or litigating first-party coverage claims. The Company accounts for such activity through the establishment of loss and LAE reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and costs of defense, is immaterial to the Company’s consolidated financial statements. The Company is also occasionally involved in other legal and regulatory proceedings, some of which may assert claims for substantial amounts, making the Company party to individual actions in which extra-contractual damages, punitive damages or penalties, such as claims alleging bad faith in the handling of insurance claims, are sought.

The Company reviews the outstanding matters, if any, on a quarterly basis. The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable. The Company records such probable and estimable losses through the establishment of legal expense reserves. As events evolve, facts concerning litigation and contingencies become known and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements.

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
March 31, 2021

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

Additional information related to our operating lease agreement for office space consisted of the following:

	As of
	March 31,	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$7,250	$7,430
Accrued rent	(273)	(259)
Right-of-use asset, net	$6,977	$7,171

Lease liability	$7,250	$7,430

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	7.4	7.7

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Lease expense	$280	$280
Sublease income	(109)	(155)
Lease expense, net	$171	$125

Net cash provided by (used in) operating activities	$(156)	$(89)

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

11. SHAREHOLDERS' EQUITY

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. On March 15, 2021, the Company closed an underwritten public offering of 3,500,000 shares of its common stock at a price of $4.75 per share for gross proceeds of $16.6 million. The offering generates net proceeds to the Company of approximately $15.1 million, after deducting the underwriter’s discount and offering expenses payable by the Company. In April 2021, the Company sold an additional 100,650 shares upon partial exercise of the underwriter's overallotment option and received net proceeds of $0.4 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Restricted stock	$322	$353
Performance stock	85	100
Total share-based compensation expense	$407	$453

Recognized tax benefit	$85	$111
Intrinsic value of options exercised	—	2
Fair value of restricted stock vested	1,442	1,032

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

As of March 31, 2021, the Company had outstanding stock options exercisable for 25,417 shares of common stock at a weighted average exercise price of $4.01 per share. During the three months ended March 31, 2021, no stock options were granted, exercised or canceled.

Restricted Stock Awards

The Company recognizes share-based compensation expense for all restricted stock awards (“RSAs”) held by the Company’s directors, executives and other key employees. For all RSA awards the accounting charge is measured at the grant date as the fair value of FNHC common stock and expensed as non-cash compensation over the vesting term using the straight-line basis for service awards and over successive one-year requisite service periods for performance-based awards. Our expense for our performance awards depends on achievement of specified results; therefore, the ultimate expense can range from 0% to 250% of target.

During the three months ended March 31, 2021 and 2020, the Board of Directors granted 171,576 and 210,272 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees. These RSA grants include performance-based RSAs, which reflect the number of shares that would vest based on achieving the "Target" level of performance (as opposed to "Threshold" or "Maximum" performance levels). The actual number of performance-based RSAs that will vest depend on the Company's achievement of specified performance criteria in the future.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	375,728	$14.32
Granted	171,576	4.63
Vested	(95,553)	15.09
Cancelled	(56,258)	15.53
Outstanding at March 31, 2021	395,493	$9.76

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Three Months Ended March 31,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$15,086	$(3,700)	$11,386	$13,621	$(3,340)	$10,281
Other comprehensive income (loss) before reclassification	(9,397)	2,306	(7,091)	(4,098)	1,004	(3,094)
Reclassification adjustment for realized losses (gains) included in net income	(144)	35	(109)	(1,238)	304	(934)
	(9,541)	2,341	(7,200)	(5,336)	1,308	(4,028)
Accumulated other comprehensive income (loss), end-of-period	$5,545	$(1,359)	$4,186	$8,285	$(2,032)	$6,253

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

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(19,381)	$2,133

Weighted average number of common shares outstanding - basic	14,395	14,249

Net income (loss) per common share - basic	$(1.35)	$0.15

Weighted average number of common shares outstanding - basic	14,395	14,249
Dilutive effect of stock compensation plans	—	63
Weighted average number of common shares outstanding - diluted	14,395	14,312

Net income (loss) per common share - diluted	$(1.35)	$0.15

Dividends per share	$—	$0.09

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2021

13. SUBSEQUENT EVENTS

Senior Unsecured Notes

Refer to Note 8 above for information related to our offering of 2026 Notes closed on April 20, 2021, which generated net proceeds of $20.0 million.

General information about FedNat Holding Company can be found at www.FedNat.com; however, the information that can be accessed through our website is not part of our report. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, please refer to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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
•Merger and acquisition, integration and other strategic costs and the amortization of specifically identifiable intangibles (other than value of business acquired);
•Impairment of intangibles;
•Income (loss) from initial adoption of new regulations and accounting guidance; and
•Income (loss) from discontinued operations.

We also exclude the pre-tax effect of the first bullet above from GAAP revenues to arrive at adjusted operating revenues.

Forward-Looking Statements

This Form 10-Q or the documents that are incorporated by reference into this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized, or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in our 2020 Form 10-K, and discussed from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”), including this Form 10-Q.

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

GENERAL

The Company is a regional insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents. We, through our wholly owned subsidiaries, are authorized to underwrite, and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

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

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC, MIC and MNIC. ClaimCor, LLC ("ClaimCor"), a wholly-owned subsidiary, is a claims solutions company that processes claims for Maison and FNIC.

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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of March 31, 2021, the total homeowners policies in-force was 346,000, of which 197,000 were in Florida and 149,000 were outside of Florida. As of December 31, 2020, the total homeowners policies in-force was 361,000, of which 207,000 were in Florida and 154,000 were outside of Florida.

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

The following are our recent approved rate actions that we have taken across our three insurance subsidiaries:

•In 2020, FNIC received approval from the Florida Office of Insurance Regulations ("OIR") for a statewide-average rate increase of 6.7% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on February 8, 2021 and for renewal policies on March 30, 2021.
•In 2020, FNIC received OIR approval for a statewide-average rate increase of 8.3% for Florida dwelling fire insurance policies, which became effective for new policies on February 2, 2021 and for renewal policies on March 30, 2021.
•In 2020, MIC received OIR approval for a statewide-average rate increase of 15.0% for Florida manufactured home insurance policies, which became effective for new policies on March 10, 2021.
•Other rate filings have been filed with the OIR and are pending approval.

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

As part of our partnership with SageSure, we entered into a profit share agreement, whereby we share 50% of net profits of this line of business, as calculated per the terms of the agreement, subject to certain limitations, which include limits on the net losses that SageSure can realize. The profit share cost is reflected in commissions and other underwriting expenses on our consolidated statements of operations. Effective July 1, 2020, FNIC entered into a new quota-share treaty with Anchor Re, a wholly-owned Arizona captive reinsurance subsidiary of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. The treaty provides 50% quota-share reinsurance protection on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re. The financial economics of this treaty essentially supplement the 50% profit-sharing agreement that has been and will continue to be in place with SageSure. Thus, this treaty is not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. The Company expects FNIC will receive statutory surplus relief from this new quota-share treaty. On November 3, 2020, FNIC increased its cession percentage from 50% to 80%, effective December 1, 2020, on its non-Florida homeowners book of business, on an in-force, new and renewal basis.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

Rate filings have been applied for by FNIC and MIC outside of Florida and are pending to be approved by the respective regulators.

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

See the discussion in Item 1: “Business” in our 2020 Form 10-K, for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the OIR or Louisiana Department of Insurance ("LDI"), our primary regulators.

COVID-19 Impact

Refer to in "Part 1, Item 1, Business” and "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for information with respect to the Company's response to COVID-19's impact to our business.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2020 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	March 31,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$174,207	0.7%	$172,962
Gross premiums earned	179,002	2.0%	175,574
Ceded premiums	(139,257)	99.9%	(69,664)
Net premiums earned	39,745	(62.5)%	105,910
Net investment income	1,674	(57.0)%	3,892
Net realized and unrealized investment gains (losses)	92	(103.3)%	(2,825)
Direct written policy fees	3,315	(4.4)%	3,466
Other income	7,922	50.7%	5,256
Total revenues	52,748	(54.4)%	115,699

Costs and expenses:
Losses and loss adjustment expenses	48,016	(30.3)%	68,930
Commissions and other underwriting expenses	21,031	(42.2)%	36,355
General and administrative expenses	6,066	(2.9)%	6,245
Interest expense	1,926	0.6%	1,915
Total costs and expenses	77,039	(32.1)%	113,445

Income (loss) before income taxes	(24,291)	(1,177.7)%	2,254
Income tax expense (benefit)	(4,910)	(4,157.9)%	121
Net income (loss)	$(19,381)	(1,008.6)%	$2,133

Ratios to net premiums earned:
Net loss ratio	120.8%		65.1%
Net expense ratio	68.2%		40.2%
Combined ratio	189.0%		105.3%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$52,748	$115,699
Less:
Net realized and unrealized investment gains (losses)	92	(2,825)
Adjusted operating revenues	$52,656	$118,524

Net Income (Loss)
Net income (loss)	$(19,381)	$2,133
Less:
Net realized and unrealized investment gains (losses)	73	(2,132)
Acquisition and strategic costs	(9)	(27)
Amortization of identifiable intangibles	(30)	(28)
Adjusted operating income (loss)	$(19,415)	$4,320

Income tax rate assumed for reconciling items above	21.00%	24.52%

Revenue

Total revenue decreased $63.0 million or 54.4%, to $52.7 million for the three months ended March 31, 2021, compared with $115.7 million for the three months ended March 31, 2020. The decrease was driven by increases in ceded premiums earned from incremental quota share agreements and higher catastrophe reinsurance costs as well as lower net investment income, partially offset by higher investment gains and other income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$111,969	$111,547
Homeowners non-Florida	57,909	57,942
Federal flood	4,389	3,660
Non-core (1)	(60)	(187)
Total gross premiums written	$174,207	$172,962

(1)Reflects exited lines of business.

Gross premiums written increased $1.2 million, or 0.7%, to $174.2 million in the quarter compared with $173.0 million for the same three-month period last year. Overall, Homeowners grew 0.2% as a result of rate actions that we have taken across our insurance subsidiaries, offset by a reduction in our policies in-force and exposure in the state of Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$109,426	$116,100
Homeowners non-Florida	64,923	55,525
Federal flood	4,713	4,136
Non-core (1)	(60)	(187)
Total gross premiums earned	$179,002	$175,574

(1)Reflects exited lines of business.

Gross premiums earned increased $3.4 million, or 2.0%, to $179.0 million for the three months ended March 31, 2021, as compared to $175.6 million for the three months ended March 31, 2020. The higher gross premiums earned was primarily driven by growth in non-Florida gross premiums written in earlier periods.

Ceded Premiums Earned

Ceded premiums earned increased $69.6 million, or 99.9%, to $139.3 million in the quarter, compared to $69.7 million in the same three-month period last year. The increase was driven by approximately $23 million higher excess of loss reinsurance spend, as prices and overall property exposures increased this year as compared to last year. Included in this higher excess of loss reinsurance spend was $13.6 million of purchased supplemental coverage to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower and number of catastrophe events. Furthermore, there was approximately $24 million of additional ceded premiums related to the 80% quota-share treaty for FNIC's non-Florida book of business that became effective during the second half of 2020 and $20 million of additional ceded premiums related to quota-share treaties for FNIC's Florida book of business. The increase to ceded premium earned associated with the aforementioned quota-share treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $2.2 million, or 57.0%, to $1.7 million during the three months ended March 31, 2021, as compared to $3.9 million during the three months ended March 31, 2020. This decrease was driven by our lower fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year.

Net realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $2.9 million, to $0.1 million for the three months ended March 31, 2021, compared to $(2.8) million in the prior year period. We recognized ($0.1) million and $(3.3) million in unrealized investment gains (losses) for equity securities during these respective periods.

Direct Written Policy Fees

Direct written policy fees decreased $0.2 million, or 4.4%, to $3.3 million for the three months ended March 31, 2021, compared with $3.5 million for the three months ended March 31, 2020. The decrease is primarily driven by lower policy fees due to a reduction in our policies in-force and exposure in the state of Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income included the following for the periods presented:

	Three Months Ended
	March 31,
	2021	% Change	2020
	(Dollars in thousands)
Other income:
Commission income	$943	20.1%	$785
Brokerage	6,575	62.9%	4,037
Financing and other revenue	404	(6.9)%	434
Total other income	$7,922	50.7%	$5,256

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including the additional purchases, during the first quarter of 2021 as compared to the first quarter of 2020.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	March 31,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$34,395	86.4%	$58,909	55.6%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	34,395	86.4%	58,909	55.6%
Current year catastrophes (2):
Florida	166	0.4%	5,379	5.2%
Texas	10,396	26.2%	3,015	2.8%
Louisiana	2,531	6.4%	1,908	1.8%
Other states	—	—%	131	0.1%
Total current year catastrophes	13,093	33.0%	10,433	9.9%
Prior year loss development (redundancy):
Homeowners	624	1.6%	(1,029)	(1.0)%
Non-core (1)	—	—%	912	0.9%
Ceded losses subject to offsetting experience account adjustments (3)	(96)	(0.2)%	(295)	(0.3)%
Total prior year loss development (redundancy)	528	1.4%	(412)	(0.4)%
Total net losses and LAE	$48,016	120.8%	$68,930	65.1%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services (“PCS”) weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below.

(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE decreased $20.9 million, or 30.3%, to $48.0 million for the three months ended March 31, 2021, compared to $68.9 million for the first three months of 2020 driven by higher ceded losses under quota-share reinsurance treaties. The net loss ratio increased 55.7 percentage points, to 120.8% in the current quarter, as compared to 65.1% in the first quarter of 2020. The higher loss ratio was primarily the result higher catastrophe net losses as well as higher ceded premiums, as discussed earlier, which reduces net earned premiums, the denominator on the net loss ratio calculation, when comparing the periods.

The first quarter 2021 catastrophe net losses were driven primarily by Winter Storm Uri, which caused heavy residential damage in Texas, primarily associated with freezing temperatures causing widespread instances of burst water pipes. The first quarter 2020 catastrophe net losses were driven primarily by a number of hail and wind related severe weather events. These higher catastrophe net losses were offset by higher quota-share cessions for both FNIC Florida and non-Florida during the quarter. During the first quarter of 2021, we ceded $21.8 million of catastrophe losses through FNIC's non-Florida 80% quota share; such cessions were reduced by $1.5 million as a result of reaching the net loss limit in the treaty at March 31, 2021.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$12,399	$13,827
All others	11,691	11,618
Ceding commissions	(19,460)	(2,899)
Total commissions	4,630	22,546

Fees	1,335	1,114
Salaries and wages	3,572	3,598
Other underwriting expenses	11,494	9,097
Total commissions and other underwriting expenses	$21,031	$36,355

Commissions and other underwriting expenses decreased $15.4 million, or 42.2%, to $21.0 million for the three months ended March 31, 2021, compared with $36.4 million for the three months ended March 31, 2020. This decrease was primarily due to a higher ceding commission driven primarily by the new quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. Additionally, when comparing these periods, the decrease was partially offset by higher non-Florida acquisition related costs, which includes gross commissions, fees and other underwriting expenses as a result of premium growth.

The net expense ratio increased 28.0 percentage points to 68.2% in the first quarter of 2021, as compared to 40.2% in the first quarter of 2020 due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 26.0% during the three months ended March 31, 2021, as compared to 25.9% during the three months ended March 31, 2020, demonstrating the company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million or 2.9% to $6.1 million for the three months ended March 31, 2021 compared to $6.2 million in the first quarter of 2020 enabled by continued expense management.

Interest Expense

Interest expense did not change at $1.9 million for the three months ended March 31, 2021 and 2020. Refer to Note 8 of the notes to our Consolidated Financial Statements for information related to changes to our existing debt and new debt issuance, which will increase interest expense during the remainder of 2021.

Income Taxes

Income tax expense (benefit) decreased $5 million, to $(4.9) million for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020. This decrease is predominantly the result of the pre-tax loss during the current quarter as compared to income during the first quarter of 2020.

Consolidated Company Outlook - Potential Changes in Financial Trends

We currently expect that, during the second quarter of 2021, as compared to the first quarter of 2021, the cost of our reinsurance program will increase by approximately $7 million related to supplemental catastrophe reinsurance purchases and reinstatement premiums. Furthermore, these supplemental purchases and reinstatement premiums will be fully amortized by June 30, 2021, and thus, have no impact on the third quarter of 2021 results. Additionally, related to the 80% quota-share treaty for FNIC's non-Florida book of business, the capacity to cede future catastrophe losses and LAE will be dependent on the emergence of profits as premiums continue to earn out pursuant to this treaty. If the aforementioned capacity does not emerge, the Company will retain additional catastrophe losses and LAE in the second quarter and thereafter. In addition, any gain or loss on the commutation discussed in Note 5 of the notes to our Consolidated Financial Statements will be recorded in the second quarter upon final settlement of the transaction.

On April 30, 2021, the Florida Legislature passed Senate Bill 76, which provides certain reforms to the Florida property insurance market. The legislation, among other things, restricts the ability of contractors and public adjusters to solicit roof claims; provides that any claim or reopened claim under a property insurance policy is barred unless notice of claim is given to the insurer within two years of the date of loss and further provides that a supplemental claim is barred unless notice is provided to the insurer within three years of the date of loss; provides that as a condition to filing suit under a property insurance policy, a claimant must provide written notice of intent to initiate litigation at least ten business days before filing suit, but such notice may not be given before the insurer has made a determination of coverage pursuant to applicable law; requires the presuit notice to include a presuit settlement demand, which itemizes the damages, attorney’s fees and costs, and lists the amount in dispute; and provides that a prevailing party insured can recover attorney fees based on a statutory formula tied to the difference between the amount obtained and the presuit settlement offer.

The legislation must now be presented to Governor DeSantis for signature. If signed into law, the bill will take effect on July 1, 2021. The impact of this legislation on our results of operations cannot be estimated at this time.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of March 31, 2021, the Company held $69.7 million in cash and cash equivalents and $414.8 million in investments. As of December 31, 2020, the Company held $102.4 million in cash and cash equivalents and $491.4 million in investments. Total shareholders’ equity decreased $11.1 million, to $147.1 million as of March 31, 2021, compared with $158.2 million as of December 31, 2020 due primarily to a net loss and unrealized losses on our bond portfolio, partially offset by issuance of common stock.

On April 20, 2021, the Company closed a private placement of $21 million of Convertible Senior Unsecured Notes due 2026 ("2026 Notes"), which bear interest at the annual rate of 5.0%. The Company will use the net proceeds for general corporate purposes, including to provide additional liquidity in its holding company to be available for future capital contributions to its insurance company subsidiaries, if necessary. The 2026 Notes are convertible in part or in whole at the option of the holders at any time until the close of business on the second trading day prior to the maturity date on April 19, 2026 ("Maturity Date") into shares of the Company’s common stock at an initial conversion rate of 166.6667 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $6.00 per share), subject to customary adjustments in certain circumstances. The Company will not have the right to redeem the 2026 Notes prior to the Maturity Date. Holders of the 2026 Notes may require the Company to purchase their 2026 Notes upon a change of control at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of purchase.

The Company has outstanding $100 million of 2029 Notes ("2029 Notes"), which at issuance bore interest at the annual rate of 7.50%. In connection with the amendment of the indenture covenants to increase the maximum debt-to-capital ratio applicable to the incurrence of debt to 60% and decreasing the maximum debt-to-capital ratio applicable to restricted payments, including cash dividends on our common stock, to 20%, the interest rate was increased by 0.25% to 7.75% per annum beginning March 15, 2021. Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of the 2020 Form 10-K, for additional information regarding the 2029 Notes.

The Company's actual debt to capital ratio as of March 31, 2021 was approximately 40.2%. Adjusted to include the 2026 Notes, our debt-to-capital ratio as of March 31, 2021 would be approximately 44.9%.

On March 15, 2021, the Company closed an underwritten public offering of 3,500,000 shares of its common stock at a price of $4.75 per share for gross proceeds of $16.6 million. The offering generated net proceeds to the Company of approximately $15.1 million, after deducting the underwriter’s discount and offering expenses payable by the Company. In April 2021, the Company sold an additional 100,650 shares upon the partial exercise of the underwriter's overallotment option and received net proceeds of $0.4 million. The Company will use the net proceeds from this sale of the common stock for general corporate purposes, including to provide additional liquidity in its holding company to be available for future capital contributions to its insurance company subsidiaries, if necessary. This offering, the offering of 2026 Notes and changes to our 2029 Notes, are part of our ongoing execution of the strategic review process initiated by the Company’s Board of Directors announced in November 2020.

Historically, we have met our liquidity requirements primarily through cash generated from operations. Beginning in 2020, property and casualty businesses, including FNHC’s insurance carriers, have been impacted by catastrophes, hail, and wind-related severe weather events and private reinsurers have tightened coverage provisions and raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity for the Company. Quota-share reinsurance treaties are another liquidity management tool, via the ceding commission the Company receives upon inception and the related reduction to statutory surplus requirements. New quota-share treaties entered or increased were responsive to these purposes, as well as to reduce the Company's exposure to non-named storm catastrophes.

Management continually monitors and adjusts its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges to ensure that we have adequate liquidity and capital. Additional weather-related events and actions by reinsurers could adversely affect the Company’s ability to access sources of liquidity.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2020 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate. The OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. As of March 31, 2021 and December 31, 2020, FNIC’s statutory surplus, which includes MNIC, was $106.1 million and $105.9 million, respectively. As of March 31, 2021 and December 31, 2020, MIC’s statutory surplus was $34.3 million and $39.3 million, respectively. These figures are inclusive of surplus infusions of $20 million and $3 million in April 2021 to FNIC and MIC, respectively, with effective dates of March 31, 2021, as approved by the respective regulators.

Based upon the 2020 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70.0% of the ACL amount. FNIC, MIC and MNIC had ratios of statutory surplus to its ACL of 303%, 736% and 348%, respectively, as of December 31, 2020.

As of March 31, 2021, the Company has $71.2 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to “holding company liquidity”) that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries. This figure was reduced by $23 million in April 2021 as a result of the surplus infusions described above, and then increased by $20 million pursuant to the offering of the 2026 Notes. As a result, the Company has approximately $68 million of holding company liquidity heading into the second quarter of 2021.

Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information on how over time, additional weather-related events and actions by reinsurers, including loss limitations and our ability to renew existing reinsurance treaties, could adversely affect the Company’s insurance carriers’ ability to maintain adequate capital levels or FNHC's ability to contribute necessary capital.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future. We currently believe the combined balances will be sufficient to meet our ongoing operating requirements and anticipated cash needs, and satisfy the covenants in our 2026 Notes and 2029 Notes. Future growth strategies would require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by (used in) operating activities was $(110.1) million in the three months ended March 31, 2021 compared to $21.4 million in the same period in 2020. This decrease reflects higher expenses paid, including those related to reinsurance spend and losses and LAE, including higher catastrophe losses.

Investing Activities

Net cash provided by (used in) investing activities was $62.1 million in the three months ended March 31, 2021, as compared to $(23.6) million in the three months ended March 31, 2020. The change primarily reflects lower purchases of debt and equity investment securities of $56.1 million for the three months ended March 31, 2021, as compared to $138.4 million for the three months ended March 31, 2020, and higher sales, maturities and redemptions of our debt and equity investment securities of $118.4 million in 2021 as compared to $116.0 million in 2020.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2021 of $15.4 million as compared to $(7.9) million for the three months ended March 31, 2020. The change primarily reflects issuance of shares of our common stock of $15.4 million in our March 2021 public offering as compared to repurchases of $6.6 million of FedNat Holding Company common stock and payment of dividends of $1.3 million in 2020.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2021. Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2020 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2021, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for a discussion of the Company’s exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

Notwithstanding the identified material weakness disclosed in our 2020 Form 10-K, which has not yet been remediated, we believe the consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, with the oversight of the Audit Committee of our Board of Directors, concluded that the deficiency described in the 2020 Form 10-K rose to the level of a material weakness, as it had the potential to allow for a material dollar amount of misstatement to our financial statements being made without being detected.

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2020 or at March 31, 2021, due remediation of the year-end material weakness not yet being completed, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. As of December 31, 2020, management identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to management’s controls over the calculation of reinsurance related balances and a profit share arrangement with the same third party.

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

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in “Part I, Item 1A-Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Refer to Note 8 to our Consolidated Financial Statements set forth in Part I, "Financial Statements," and our Current Report on Form 8-K filed April 21, 2021 for information regarding our offering of the 2026 Notes.
(c)    None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
4.1	Second Supplemental Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee
4.2	Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar
4.3	Form of Convertible Senior Unsecured Note due 2026
10.1	Excess Catastrophe Reinsurance Contract effective March 2, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.2	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.3	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.4	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.5	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers*
10.6	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers*
10.7	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers*
10.8	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers*
10.9	Form of Registration Rights Agreement dated April 19, 2021 between FedNat Holding Company and the note purchasers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: May 6, 2021