Form 10-Q
period 2021-06-30
FedNat Holding Co
filed 2021-08-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer	☑	Non-accelerated Filer ☐	Smaller reporting company	☑
				Emerging growth company	☐
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
As of August 2, 2021, the registrant had 17,442,845 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $409,563 and $473,126, respectively)	$418,301	$488,210
Equity securities, at fair value	6,008	3,157
Total investments	424,309	491,367
Cash and cash equivalents	110,608	102,367
Prepaid reinsurance premiums	191,033	278,272
Premiums receivable, net of allowance of $185 and $233, respectively	47,460	50,803
Reinsurance recoverable, net of allowance of $322 and $65, respectively	489,539	413,026
Deferred acquisition costs, net	24,825	25,405
Current and deferred income taxes, net	29,786	35,035
Other assets	38,410	32,262
Total assets	$1,355,970	$1,428,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$583,414	$540,367
Unearned premiums	379,800	366,789
Reinsurance payable and funds withheld liabilities	118,713	202,827
Long-term debt, net of deferred financing costs of $2,312 and $1,317, respectively	118,688	98,683
Deferred revenue	6,852	7,187
Other liabilities	50,089	54,524
Total liabilities	1,257,556	1,270,377

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 17,442,845 and 13,717,908 issued and outstanding, respectively	174	137
Additional paid-in capital	185,578	169,298
Accumulated other comprehensive income (loss)	5,073	11,386
Retained earnings (deficit)	(92,411)	(22,661)
Total shareholders’ equity	98,414	158,160
Total liabilities and shareholders' equity	$1,355,970	$1,428,537

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$35,481	$111,478	$75,226	$217,388
Net investment income	1,733	3,341	3,407	7,233
Net realized and unrealized gains (losses)	9,584	10,383	9,676	7,558
Direct written policy fees	3,236	3,593	6,551	7,059
Other income	9,004	5,224	16,926	10,480
Total revenues	59,038	134,019	111,786	249,718

Costs and expenses:
Losses and loss adjustment expenses	77,430	129,916	125,446	198,846
Commissions and other underwriting expenses	17,355	29,270	38,386	65,625
General and administrative expenses	5,814	5,663	11,880	11,908
Interest expense	2,229	1,915	4,155	3,830
Total costs and expenses	102,828	166,764	179,867	280,209

Income (loss) before income taxes	(43,790)	(32,745)	(68,081)	(30,491)
Income tax expense (benefit)	6,579	(11,266)	1,669	(11,145)
Net income (loss)	$(50,369)	$(21,479)	$(69,750)	$(19,346)

Net Income (Loss) Per Common Share
Basic	$(2.89)	$(1.57)	$(4.39)	$(1.38)
Diluted	(2.89)	(1.57)	(4.39)	(1.38)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,411	13,714	15,901	13,981
Diluted	17,411	13,714	15,901	13,981

Dividends Declared Per Common Share	$—	$0.09	$—	$0.18

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$(50,369)	$(21,479)	$(69,750)	$(19,346)

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	887	8,137	(6,313)	4,109
Comprehensive income (loss)	$(49,482)	$(13,342)	$(76,063)	$(15,237)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of April 1, 2021	$—	17,313,461	$173	$184,792	$4,186	$(42,042)	$147,109
Net income (loss)	—	—	—	—	—	(50,369)	(50,369)
Other comprehensive income (loss)	—	—	—	—	887	—	887
Issuance of common stock	—	100,650	1	448	—	—	449
Shares issued under share-based compensation plans	—	28,734	—	—	—	—	—
Share-based compensation	—	—	—	338	—	—	338
Balance as of June 30, 2021	$—	17,442,845	$174	$185,578	$5,073	$(92,411)	$98,414

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of April 1, 2020	$—	13,949,971	$139	$168,130	$6,253	$64,652	$239,174
Net income (loss)	—	—	—	—	—	(21,479)	(21,479)
Other comprehensive income (loss)	—	—	—	—	8,137	—	8,137
Dividends declared	—	—	—	—	—	(1,258)	(1,258)
Shares issued under share-based compensation plans	—	29,856	1	—	—	—	1
Repurchases of common stock	—	(276,652)	(3)	—	—	(3,247)	(3,250)
Share-based compensation	—	—	—	355	—	—	355
Balance as of June 30, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2021	$—	13,717,908	$137	$169,298	$11,386	$(22,661)	$158,160
Net income (loss)	—	—	—	—	—	(69,750)	(69,750)
Other comprehensive income (loss)	—	—	—	—	(6,313)	—	(6,313)
Issuance of common stock	—	3,600,650	36	15,535	—	—	15,571
Shares issued under share-based compensation plans	—	124,287	1	—	—	—	1
Share-based compensation	—	—	—	745	—	—	745
Balance as of June 30, 2021	$—	17,442,845	$174	$185,578	$5,073	$(92,411)	$98,414

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(19,346)	(19,346)
Other comprehensive income (loss)	—	—	—	—	4,109	—	4,109
Dividends declared	—	—	—	—	—	(2,560)	(2,560)
Shares issued under share-based compensation plans	—	88,589	1	—	—	—	1
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)
Share-based compensation	—	—	—	808	—	—	808
Balance as of June 30, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$(69,750)	$(19,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gains) losses	(9,676)	(7,558)
Amortization of investment premium or discount, net	2,163	1,092
Depreciation and amortization	(40)	1,105
Share-based compensation	745	808
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	87,239	64,095
Premiums receivable, net	3,343	(8,210)
Reinsurance recoverable, net	(76,513)	(19,126)
Deferred acquisition costs, net	580	(6,886)
Current and deferred income taxes, net	5,285	(10,184)
Deferred revenue	(335)	128
Loss and loss adjustment expense reserves	43,047	63,361
Unearned premiums	13,011	22,869
Reinsurance payable and funds withheld liabilities	(84,114)	(34,591)
Other	2,350	9,583
Net cash provided by (used in) operating activities	(82,665)	57,140
Cash flow from investing activities:
Proceeds from sales of equity securities	—	5,706
Proceeds from sales of debt securities	132,003	308,760
Purchases of equity securities	(2,745)	(4,451)
Purchases of debt securities	(121,361)	(349,807)
Maturities and redemptions of debt securities	47,560	28,339
Purchases of property and equipment	(342)	(2,161)
Net cash provided by (used in) investing activities	55,115	(13,614)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	20,038	—
Purchases of FedNat Holding Company common stock	—	(10,418)
Issuance of common stock	15,752	—
Issuance of common stock for share-based awards	1	1
Dividends paid	—	(2,560)
Net cash provided by (used in) financing activities	35,791	(12,977)
Net increase (decrease) in cash and cash equivalents	8,241	30,549
Cash and cash equivalents at beginning-of-period	102,367	133,361
Cash and cash equivalents at end-of-period	$110,608	$163,910

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended
	June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$3,750	$3,750
Cash paid (received) during the period for income taxes	(3,603)	(923)

Significant non-cash investing and financing transactions:
Right-of-use asset	(7,068)	(7,772)
Lease liability	7,068	7,772

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2021

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

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 19.8% and 21.2% were from Allstate’s network of Florida agents, for the three months ended June 30, 2021 and 2020, respectively. As a percentage of the total homeowners premiums we underwrote, 19.7% and 20.9% were from Allstate’s network of Florida agents, for the six months ended June 30, 2021 and 2020, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 28.5% and 27.2% of the Company’s premiums were underwritten by SageSure, for the three months ended June 30, 2021 and 2020, respectively. As a percentage of the total homeowners premiums, 26.6% and 25.8% of the Company’s premiums were underwritten by SageSure, for the six months ended June 30, 2021 and 2020, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 5 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
June 30, 2021

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2020 Form 10-K. Other than the update discussed below, there have been no significant changes in our significant accounting policies for the six months ended June 30, 2021. During the first six months of 2021, we purchased additional reinsurance limit excess of loss catastrophe reinsurance program for 2020-2021, which we determined had an embedded derivative. Refer to Notes 3 and 5 below for information regarding this embedded derivative.

When we enter into contracts containing embedded derivative instruments that possess economic characteristics not clearly and closely related to the economic characteristics of the host, and a separate instrument with the same terms would qualify as a derivative instrument, we bifurcate the embedded derivative from the host for measurement purposes. The embedded derivative is carried at fair value on our consolidated balance sheets and changes in fair value are recognized in net realized and unrealized gain (loss) on our consolidated statements of operations as they occur. The fair value of the embedded derivative is measured based upon the best estimates of current settlement values, using present value of projected cash flows.

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

Recently Issued Accounting Pronouncements, Not Yet Adopted

In January 2020, the FASB issued Accounting Standards Update ("ASU") 2020-1, Accounting for Equity Securities and Equity Investments, which clarifies the interaction between accounting standards related to equity securities (Topic 321), equity method investments (Topic 323), and certain derivatives (Topic 815). The update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The update is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company’s consolidated financial position or results of operations.

In August 2020, the FASB issued ASU 2020-6, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-6"), which simplifies an issuer's accounting for convertible instruments by eliminating two of the three models in the current guidance that requires separate accounting for certain embedded conversion features. The new guidance simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. ASU 2020-6 requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This new guidance requires disclosures about events that occur

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

during the reporting period and cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. ASU 2020-6 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company's consolidated financial position or results of operations.

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

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$48,293	$75,335	$—	$123,628
Obligations of states and political subdivisions	—	22,003	—	22,003
Corporate securities	—	241,180	—	241,180
International securities	—	31,490	—	31,490
Debt securities, at fair value	48,293	370,008	—	418,301

Equity securities, at fair value	1,917	4,091	—	6,008

Total investments, at fair value	$50,210	$374,099	$—	$424,309

Other assets - embedded derivative, at fair value	$—	$—	$10,725	$10,725

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

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

During the first six months of 2021, we purchased additional reinsurance limit for our 2020-2021 excess of loss catastrophe reinsurance program, which we determined had an embedded derivative. As of June 30, 2021, this embedded derivative is carried at $10.7 million included in other assets on our consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recognized $9.4 million in realized and unrealized gain (loss) on our consolidated statements of operations. Also, there is no contractual maturity date. There is no collateral posted for this embedded derivative; however, the related contract is with excess-of-loss reinsurers that have an S&P A rating or are collateralized.

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
•Other Assets Embedded Derivative – In determining the fair value of the embedded derivative in Level 3, the Company uses the best estimates of current settlement values, using present value of projected cash flows. The assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for the non-performance risk, which is added to the discount rates used in determining the fair value from the net cash flows and

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

reflects the credit risk of either our counter-party for our assets or us for our liabilities of not fulfilling the obligations of an underlying amounts due to us or amounts we owe. Changes in the fair value of these embedded derivatives result primarily from changes in market conditions or the credit risk associated with us or our counterparties.

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of June 30, 2021 and December 31, 2020. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 or December 31, 2020, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020. There were no transfers between the fair value hierarchy levels during the six months ended June 30, 2021 and 2020.

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$122,895	$1,190	$457	$123,628
Obligations of states and political subdivisions	21,410	650	57	22,003
Corporate	234,179	8,105	1,104	241,180
International	31,079	477	66	31,490
	$409,563	$10,422	$1,684	$418,301

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$169,947	$1,866	$38	$171,775
Obligations of states and political subdivisions	21,560	704	—	22,264
Corporate	254,618	11,989	79	266,528
International	27,001	659	17	27,643
	$473,126	$15,218	$134	$488,210

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$304	$9,403	$1,168	$10,789
Equity securities	112	1,886	113	2,205
Total gross realized and unrealized gains	416	11,289	1,281	12,994

Gross realized and unrealized losses:
Debt securities	(302)	(2,339)	(1,022)	(2,487)
Equity securities	45	1,433	(8)	(2,949)
Total gross realized and unrealized losses	(257)	(906)	(1,030)	(5,436)
Net realized and unrealized gains (losses) on investments	$159	$10,383	$251	$7,558

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net gains (losses) on equity securities:
Realized	$—	$(65)	$—	$(807)
Unrealized	157	3,384	105	63
	157	3,319	105	(744)
Less:
Net realized and unrealized gains (losses) on securities sold	—	53	—	(582)
Net unrealized gains (losses) still held as of the end-of-period	$157	$3,266	$105	$(162)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	June 30, 2021
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$20,074	$20,498
Over one through five years	128,974	132,632
Over five through ten years	138,480	140,336
Over ten years	122,035	124,835
Total	$409,563	$418,301

Net Investment Income

Net investment income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$1,693	$3,249	$3,343	$7,071
Dividends income	40	92	64	162
Net investment income	$1,733	$3,341	$3,407	$7,233

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
June 30, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$46,436	$450	$600	$7	$47,036	$457
Obligations of states and political subdivisions	6,324	57	—	—	6,324	57
Corporate	64,843	1,103	384	1	65,227	1,104
International	2,232	—	8,537	66	10,769	66
	$119,835	$1,610	$9,521	$74	$129,356	$1,684

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$25,521	$38	$—	$—	$25,521	$38
Corporate	7,989	79	—	—	7,989	79
International	2,175	16	132	1	2,307	17
	$35,685	$133	$132	$1	$35,817	$134

As of June 30, 2021, the Company held a total of 153 debt securities that were in an unrealized loss position, of which 3 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2020, the Company held a total of 47 debt securities that were in an unrealized loss position, of which 2 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities. Refer to Note 6 below for information regarding the assessment of allowances for credit losses.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.4 million and $11.5 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of June 30, 2021 and December 31, 2020, respectively.

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
June 30, 2021

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

Significant Reinsurance Contracts

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “2020-2021 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2020. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The 2020-2021 Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $311.6 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the 2020-2021 Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the 2020-2021 Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of June 30, 2021, the 2020-2021 Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2020-2021 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information.

The total 2020-2021 Program cost includes approximately $265.0 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

Each carrier shares the combined program cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the 2020-2021 Program’s $25 million per event retention ($31 million for the first event only) based on a specific allocation formula. Both FNIC and MNIC increased their FHCF participation to 90% for the 2020 hurricane season, and MIC maintained its FHCF participation at 90%.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the 2020-2021 Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions may be reduced after taking into account the quota-share reinsurance agreement that FNIC has with Anchor Re, Inc. ("Anchor Re"). Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminates on May 31, 2021.

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

Effective January 1, 2021, the Company entered into an aggregate excess of loss agreement on its MIC book of business through the end of the calendar year. This new agreement provides reinsurance coverage on non-named storms, of 65% of $15 million excess of $10 million with a $0.85 million occurrence deductible and a $4.15 million occurrence limit at an approximate cost of $2.3 million.

Subsequent to a significant loss event in February 2021, the Company purchased $50 million of additional reinsurance limit to provide further protection for any future events through May 31, 2021. The additional protection was secured in two layers for an approximate cost of $13 million with the lowest layer responding at a retention level of $10 million. This additional limit contained overlapping coverage on certain portions of this purchase, resulting in the determination that the additional coverage contained an embedded derivative. While the economic substance is the same as a typical reinsurance recovery, the embedded derivative is carried at fair value on our consolidated balance sheets and changes in fair value are recognized in net realized and unrealized gain (loss) on our consolidated statements of operations as they occur. Refer to Notes 2 and 3 for further information.

Lastly, the Company secured additional reinsurance limit of 50% of $70 million excess of $25 million, at an approximate cost of $2.8 million, which were recognized as ceded premium over the period from June 1, 2021 through June 30, 2021. This limit is available for events occurring during this period for all carriers and all states.

The carriers’ cost and amounts of reinsurance are based on current analysis of exposure to catastrophic risk. Most of the data is subjected to exposure level analysis at various dates through December 31, 2020. This analysis of the carriers’ exposure levels in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums in total, and by carrier, as a result of increases or decreases in the carriers’ exposure levels.

2021-2022 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2021-2022 (the “2021-2022 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC was renewed effective July 1, 2021. The 2021-2022 Program provides the carriers up to approximately $1.4 billion of single event reinsurance coverage in excess of up to a $18.25 million pre-tax retention for certain catastrophic losses, including hurricanes, and aggregate coverage up to $2.25 billion, at an approximate total cost of $287.7 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months.

Due to non-Florida exposures becoming a larger portion of the overall book of business, the Company broadened its approach to its reinsurance purchases for this treaty year by separating the program into two reinsurance towers. The first tower includes all exposures for FNIC Florida, MIC in all states and MNIC and includes ground up first event limit protection up to approximately $982 million (“Primary Tower”), subject to a maximum first-event retention of $10 million. The second tower provides ground up first event limit up to $450 million for all FNIC’s non-Florida business produced by its managing general underwriter partner

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

(“FNIC SageSure Tower”), subject to a first-event retention of $8.25 million. The $18.25 million combined towers maximum retention is a reduction in the first event retention of approximately 41% compared to up to $31 million in last year’s program. The combination of these separate towers provides the Company with an increase in aggregate catastrophe reinsurance protection of approximately $333 million compared to the previous treaty year original purchase. More specifically, the 2021-2022 Program includes up to approximately $2.25 billion in aggregate reinsurance across all states in which the Company operates, including $504 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”). Up to approximately $972 million is available for a first event within Florida, including $468 million of private coverage plus the FHCF coverage. Up to approximately $910 million of coverage is available for a first event outside of Florida, including the $468 million of private coverage from the Primary Tower, which is available to cover catastrophe losses in MIC’s book of business located in Louisiana and Texas. FHCF coverage responds on both a per occurrence and aggregate basis, and is exclusive to the state of Florida. Additionally, the 2021-2022 Program provides $831 million of private reinsurance across the combined towers for second and subsequent events, subject to individual retentions within each tower and the aggregate limit. All layers above a $30 million attachment point have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events without additional cost.

Most of the privately placed layers of the 2021-2022 Program are effective July 1, 2021, with certain agreements effective for June 2021. The portion of the 2021-2022 Program placed with private reinsurers is with partners that as of June 30, 2021 had an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2021-2022 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information.

The private reinsurance market continued to harden this year due to a number of factors, including the elevated number of catastrophic events impacting U.S. coastal areas in recent years. These factors have resulted in more restrictive terms for the upcoming reinsurance treaty year. The change in terms includes a further reduction in the availability of cascading coverage, which automatically “drops-down” coverage for subsequent events and prevents gaps in reinsurance protection when multiple events occur during the same treaty year. In addition, there was limited open market capacity available for lower layer attachment points on an “all perils” basis. As a result, a vast majority of the first layer for the Primary Tower ($20 million excess of $10 million), which includes one automatic reinstatement, covers “all perils” only through November 30, 2021, after which coverage includes only named storms such as tropical depressions, tropical storms and hurricanes, and excludes tornado or hail events. The first layer in the FNIC SageSure Tower ($22 million excess of $8 million) provides both per occurrence and aggregate protection and was placed with Anchor Re, an affiliate of SageSure (the non-affiliated managing general underwriter that writes FNIC’s non-Florida property business) on a fully-collateralized basis. In addition, 40% of the reinstatement premium protection ($7 million) for the layer that attaches above $30 million of the FNIC SageSure Tower provides protection on an “all perils” basis whereas the remaining 60% ($11 million) provides protection following only a hurricane.

As indicated above, the carriers’ combined 2021-2022 Program is estimated to cost $287.7 million, consisting of $204.3 million for the Primary Tower and $83.4 million for FNIC SageSure Tower. This amount includes approximately $251.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $35.8 million, within the Primary Tower, payable to the FHCF. All carriers maintained their 90% FHCF participation for the upcoming wind season. In the Primary Tower, each carrier will share the combined cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the 2021-2022 Program’s per event retention based on a specific allocation formula.

In addition to the coverage stated above, under the FNIC SageSure Tower, the Company purchased additional protection that lowers the second event named-storm retention, inclusive of co-participation, to approximately $9.75 million, with certain limitations as described below. For a third event, the named storm retention would be approximately $17.3 million. More specifically, this additional coverage consists of 75% of $27 million of coverage for a second event and 47% of $27 million of coverage for a third event, which applies to named storm losses only. These retentions may be reduced after taking into account the 80% quota-share agreement that FNIC has with Anchor Re. Whether such catastrophe losses can be ceded into this treaty will be dependent on capacity to do so pursuant to the loss caps in that quota-share treaty.

The carriers’ cost and amounts of reinsurance are based on current analysis of exposure to catastrophic risk. The data is subjected to exposure level analysis at various dates through December 31, 2021. This analysis of the carriers’ exposure levels in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums in total, and by carrier, as a result of increases or decreases in the carriers’ exposure levels.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Quota-Share Reinsurance Programs

FNIC Homeowners Florida
On July 1, 2020, FNIC renewed the quota-share treaty with Swiss Re, which was initially set at 10%, on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms and subject to certain limitations. Effective October 1, 2020, FNIC and Swiss Re agreed to increase the cession percentage on this treaty from 10% to 20% on an in-force, new and renewal basis.

On November 15, 2020, FNIC entered into a 10% quota-share reinsurance treaty through November 15, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes all catastrophe losses and provides coverage only on attritional losses and is subject to certain limitations.

On December 31, 2020, FNIC entered into an additional 10% quota-share reinsurance treaty through December 31, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes named storms and is subject to certain limitations.

On July 1, 2021, FNIC renewed its 20% quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms and subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase (we are currently at the maximum) or decrease the cession percentage up to three times during the term of the agreement.

FNIC Homeowners non-Florida
On July 1, 2020, FNIC entered into a quota-share treaty on its non-Florida homeowners book of business with Anchor Re, an Arizona captive reinsurance entity that is an affiliate of SageSure. The treaty provided 50% quota-share reinsurance protection on claims incurred subsequent to July 1, 2020 on in-force, new and renewal business through June 30, 2021, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. The treaty arrangement was fully collateralized through Anchor Re. The financial economics of this treaty substantially mirror the 50% profit-sharing arrangement that was previously in place. Thus, this treaty was not expected to have any impact on the pre-tax operating results of the Company, though the components of the combined ratio will be affected by the ceding of premiums, claims and commissions. On November 3, 2020, FNIC and Anchor Re agreed to increase the cession percentage in this treaty from 50% to 80%, effective December 1, 2020 on in-force, new and renewal basis.

Effective January 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. In April 2021, the Company received $7.2 million from Anchor Re as settlement of the commutation. Immediately after the commutation, the Company entered into 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covers the thirteen month period through February 28, 2022, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. As of June 30, 2021, the net loss limit has been reached, and any catastrophe cessions will be dependent on future profits in the related book of business through the end of the treaty period. This agreement provides an allowance to purchase reinsurance coverage above the aforementioned limits. In addition, Anchor Re has the right to commute the treaty if the overall net loss limit has been reached, which would require Anchor Re to fund the net loss ceded into the treaty. If the commutation were to occur, we would negotiate the terms such that Anchor Re would cover the losses incurred to date under the treaty and the Company cease the ceding of premiums and losses for the remaining term. The treaty arrangement is fully collateralized through Anchor Re.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of June 30, 2021 and December 31, 2020.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Reinsurance recoverable on paid losses	$82,590	$54,898
Reinsurance recoverable on unpaid losses	407,271	358,193
Allowance for credit loss	(322)	(65)
Reinsurance recoverable, net	$489,539	$413,026

As of June 30, 2021, and December 31, 2020, the Company had reinsurance recoverable of $344.8 million (as a result of Hurricanes Irma, Laura, April 2021 Storms, Hurricanes Sally, Michael and Eta) and $304.3 million (as a result of Hurricanes Irma, Laura, Sally, Michael and Delta). April 2021 Storms were a collection of severe weather events impacting Texas, Florida, Louisiana and other states over a six day period starting approximately April 10, 2021.

Refer to Note 6 below for information regarding the assessment and amounts of allowances for credit losses.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Net Premiums Written
Direct	$196,285	$205,378	$370,492	$378,340
Ceded	(116,934)	(60,751)	(195,083)	(74,517)
	$79,351	$144,627	$175,409	$303,823
Net Premiums Earned
Direct	$178,478	$179,896	$357,480	$355,470
Ceded	(142,997)	(68,418)	(282,254)	(138,082)
	$35,481	$111,478	$75,226	$217,388

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

		Reinsurance
	Premiums	Recoverable,
	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2020	$233	$65	$298
Credit loss expense (recovery) (1)	(48)	257	209
Balance as of June 30, 2021	$185	$322	$507

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

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of June 30, 2021. Management does not intend to sell

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
June 30, 2021		(In thousands)
Amortized cost	$44,465	$2,888	$126	$22	$144		$47,645
Allowance for credit loss	—	(28)	(6)	(7)	(144)		(185)
Net	$44,465	$2,860	$120	$15	$—		$47,460

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
December 31, 2020		(In thousands)
Amortized cost	$46,376	$4,253	$159	$94	$154		$51,036
Allowance for credit loss	—	(43)	(8)	(28)	(154)		(233)
Net	$46,376	$4,210	$151	$66	$—		$50,803

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
June 30, 2021

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Gross reserves, beginning-of-period	$540,367	$324,362
Less: reinsurance recoverable (1)	(358,128)	(164,429)
Net reserves, beginning-of-period	182,239	159,933

Incurred loss, net of reinsurance, related to:
Current year	124,303	192,109
Prior year loss development (redundancy) (2)	1,220	7,340
Ceded losses subject to offsetting experience account adjustments (3)	(68)	(528)
Prior years	1,152	6,812
Amortization of acquisition fair value adjustment	(9)	(75)
Total incurred loss and LAE, net of reinsurance	125,446	198,846

Paid loss, net of reinsurance, related to:
Current year	43,235	75,612
Prior years	87,985	78,475
Total paid loss and LAE, net of reinsurance	131,220	154,087

Net reserves, end-of-period	176,465	204,692
Plus: reinsurance recoverable (1)	406,949	183,031
Gross reserves, end-of-period	$583,414	$387,723

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

During the six months ended June 30, 2021, the Company experienced $1.2 million of unfavorable loss and LAE reserve development on prior accident years, primarily in its non-Florida homeowners line of business as a result of higher than expected development from accident year 2020.

During the six months ended June 30, 2020, the Company experienced $7.3 million of unfavorable loss and LAE reserve development on prior accident years in its Florida homeowners and commercial general liability line of business.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

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

8. LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
	2021	2020
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,251 and $1,317, respectively	$98,749	$98,683
Convertible senior unsecured fixed rate notes, due April 19, 2026, net of deferred financing costs of $1,061	19,939	—
Total long-term debt, net	$118,688	$98,683

As of June 30, 2021, the Company’s estimated annual aggregate amount of debt maturities includes the following (and assumes the holders of the convertible debt do not convert into shares of the Company’s common stock):

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	121,000
Total debt maturities	121,000
Less deferred financing costs	2,312
Total debt maturities, net	$118,688

Convertible Senior Unsecured Notes due 2026

On April 20, 2021, the Company closed an offering and issued $21.0 million in aggregate principal amount of Convertible Senior Unsecured Notes due 2026 (the “2026 Notes”) pursuant to an indenture dated as of April 19, 2021 (the "2021 Indenture"). This offering is part of an authorization by the Company’s Board of Directors to offer and issue from time to time up to $35.0 million of 2026 Notes under the 2021 Indenture. The 2026 Notes are not redeemable at the option of the Company, mature on April 19, 2026 and bear interest at a fixed rate of 5.0% per year, payable semi-annually in cash.

The 2026 Notes are convertible into shares of the Company’s common stock at an initial conversion rate of 166.6667 shares per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of $6.00 per share of our common stock,

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

an approximately 33% premium to the closing price of the Company's common stock on April 19, 2021. The conversion rate is subject to adjustment upon the occurrence of certain pro rata capital events, such as stock splits or dividends. The 2026 Notes are convertible at the option of the holder at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Notes. The Company classified the 2026 Notes as a liability under long-term debt in our consolidated balance sheets.

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

9. INCOME TAXES
Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was (15.0)% and 34.4% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rate was (2.5)% and 36.6% for the six months ended June 30, 2021 and 2020, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes, changes in valuation allowance and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction and executive compensation.

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with net operating loss ("NOL") carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. Realization is never assured and based on available information, including the financial performance of the Company during the second quarter of 2021 and the inherent difficulty, as a catastrophe exposed entity, of forecasting the timing of recovery of our NOL carryforwards to the level of assurance required by GAAP, we determined that it was more likely than not that the net deferred income tax asset would not be realized. Therefore, during the first six months of 2021, we established an income tax valuation allowance of $17.7 million with a corresponding charge to income of $16.2 million and a decrease of $1.5 million to accumulated other comprehensive income (loss).

The Company had an uncertain tax position of $0.2 million and $0.2 million as of June 30, 2021 and December 31, 2020, respectively. The Company has a valuation allowance of $20.7 million and $3.0 million on its deferred income tax asset as of June 30, 2021 and December 31, 2020, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and statements of comprehensive income (loss). For the three and six months ended June 30, 2021 and 2020, the Company recognized no benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

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
June 30, 2021

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

Additional information related to our operating lease agreement for office space consisted of the following:

	As of
	June 30,	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$7,068	$7,430
Accrued rent	(288)	(259)
Right-of-use asset, net	$6,780	$7,171

Lease liability	$7,068	$7,430

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	7.2	7.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Lease expense	$279	$279	$559	$559
Sublease income	(112)	(114)	(221)	(269)
Lease expense, net	$167	$165	$338	$290

Net cash provided by (used in) operating activities	$(153)	$(144)	$(309)	$(233)

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Restricted stock	$338	$369	$660	$722
Performance stock	—	(14)	85	86
Total share-based compensation expense	$338	$355	$745	$808

Recognized tax benefit	$(85)	$87	$—	$198
Intrinsic value of options exercised	—	2	—	4
Fair value of restricted stock vested	258	608	1,700	1,640

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

As of June 30, 2021, the Company had outstanding stock options exercisable for 25,417 shares of common stock at a weighted average exercise price of $4.01 per share. During the six months ended June 30, 2021, no stock options were granted, exercised or canceled.

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

During the six months ended June 30, 2021 and 2020, the Board of Directors granted 171,576 and 210,272 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees. These RSA grants include performance-based RSAs, which reflect the number of shares that would vest based on achieving the "Target" level of performance (as opposed to "Threshold" or "Maximum" performance levels). The actual number of performance-based RSAs that will vest depend on the Company's achievement of specified performance criteria in the future.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	375,728	$14.32
Granted	171,576	4.63
Vested	(124,287)	13.68
Cancelled	(58,308)	15.35
Outstanding at June 30, 2021	364,709	$9.81

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Three Months Ended June 30,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$5,545	$(1,359)	$4,186	$8,285	$(2,032)	$6,253
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	—	—	—	(58)	14	(44)
Other comprehensive income (loss) before reclassification	3,194	(2,306)	888	17,902	(4,389)	13,513
Reclassification adjustment for realized losses (gains) included in net income	(2)	1	(1)	(7,064)	1,732	(5,332)
	3,192	(2,305)	887	10,780	(2,643)	8,137
Accumulated other comprehensive income (loss), end-of-period	$8,737	$(3,664)	$5,073	$19,065	$(4,675)	$14,390

	Six Months Ended June 30,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$15,086	$(3,700)	$11,386	$13,621	$(3,340)	$10,281
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	—	—	—	(58)	14	(44)
Other comprehensive income (loss) before reclassification	(6,203)	—	(6,203)	13,804	(3,385)	10,419
Reclassification adjustment for realized losses (gains) included in net income	(146)	36	(110)	(8,302)	2,036	(6,266)
	(6,349)	36	(6,313)	5,444	(1,335)	4,109
Accumulated other comprehensive income (loss), end-of-period	$8,737	$(3,664)	$5,073	$19,065	$(4,675)	$14,390

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period, including vested restricted stock awards during the period. Diluted EPS is computed by dividing net income, after adding back the after-tax interest expense on our 2026 Notes, by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of our 2026 Notes, stock options and unvested restricted stock awards. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed conversion into shares of the Company’s common stock for our 2026 Notes, exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
June 30, 2021

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(50,369)	$(21,479)	$(69,750)	$(19,346)

Weighted average number of common shares outstanding - basic	17,411	13,714	15,901	13,981

Net income (loss) per common share - basic	$(2.89)	$(1.57)	$(4.39)	$(1.38)

Weighted average number of common shares outstanding - basic	17,411	13,714	15,901	13,981
Dilutive effect of stock compensation plans	—	—	—	—
Weighted average number of common shares outstanding - diluted	17,411	13,714	15,901	13,981

Net income (loss) per common share - diluted	$(2.89)	$(1.57)	$(4.39)	$(1.38)

Dividends per share	$—	$0.09	$—	$0.18

For the three and six months ended June 30, 2021, we excluded (in thousands) dilutive shares of 2,813 and 1,426 from our weighted average number of common shares outstanding - diluted above because their inclusion would have been antidilutive.

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

We exclude the after-tax (using our prevailing income tax rate) effects of the following items from GAAP net income (loss) to arrive at adjusted operating income (loss):

•Net realized and unrealized investment gains (losses);
•Gains (losses) associated early extinguishment of debt;
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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of June 30, 2021, the total homeowners policies in-force was 324,000, of which 180,000 were in Florida and 144,000 were outside of Florida. As of December 31, 2020, the total homeowners policies in-force was 361,000, of which 207,000 were in Florida and 154,000 were outside of Florida.

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

The following are our recent rate actions that we have taken across our three insurance subsidiaries:

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

The following are our recent rate actions that we have taken across our insurance subsidiaries that do business outside of Florida:

•In 2021, FNIC applied for a statewide-average rate increase of 9.0% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 8, 2021 and will become effective for renewal policies on May 1, 2021.
•Rate filings have been applied for by FNIC and MIC outside of Florida and are pending to be approved by the respective regulators.

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

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	June 30,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$196,285	(4.4)%	$205,378
Gross premiums earned	178,478	(0.8)%	179,896
Ceded premiums	(142,997)	109.0%	(68,418)
Net premiums earned	35,481	(68.2)%	111,478
Net investment income	1,733	(48.1)%	3,341
Net realized and unrealized gains (losses)	9,584	(7.7)%	10,383
Direct written policy fees	3,236	(9.9)%	3,593
Other income	9,004	72.4%	5,224
Total revenues	59,038	(55.9)%	134,019

Costs and expenses:
Losses and loss adjustment expenses	77,430	(40.4)%	129,916
Commissions and other underwriting expenses	17,355	(40.7)%	29,270
General and administrative expenses	5,814	2.7%	5,663
Interest expense	2,229	16.4%	1,915
Total costs and expenses	102,828	(38.3)%	166,764

Income (loss) before income taxes	(43,790)	33.7%	(32,745)
Income tax expense (benefit)	6,579	(158.4)%	(11,266)
Net income (loss)	$(50,369)	134.5%	$(21,479)

Ratios to net premiums earned:
Net loss ratio	218.2%		116.5%
Net expense ratio	65.3%		31.4%
Combined ratio	283.5%		147.9%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$59,038	$134,019
Less:
Net realized and unrealized investment gains (losses)	159	10,383
Adjusted operating revenues	$58,879	$123,636

Net Income (Loss)
Net income (loss)	$(50,369)	$(21,479)
Less:
Net realized and unrealized investment gains (losses)	178	6,659
Acquisition and strategic costs	(8)	1
Amortization of identifiable intangibles	(45)	(17)
Adjusted operating income (loss)	$(50,494)	$(28,122)

Income tax rate assumed for reconciling items above	(7.30)%	35.74%

Revenue

Total revenue decreased $75.0 million or 55.9%, to $59.0 million for the three months ended June 30, 2021, compared with $134.0 million for the three months ended June 30, 2020. The decrease was driven primarily by increases in ceded premiums from incremental quota-share agreements and higher catastrophe reinsurance costs, as well as lower net investment income, slightly offset by higher other income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Three Months Ended
	June 30,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$117,274	$122,151
Homeowners non-Florida	72,579	77,508
Federal flood	6,492	5,647
Non-core (1)	(60)	72
Total gross premiums written	$196,285	$205,378

(1)Reflects exited lines of business.

Gross premiums written decreased $9.1 million, or 4.4%, to $196.3 million in the quarter compared with $205.4 million for the same three-month period last year, which was driven by a reduction in our policies-in-force and exposure across all states, as a result of our rigorous exposure management in response to the challenging litigation environment, partially offset by rate actions that we have taken across our insurance subsidiaries.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	June 30,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$109,337	$115,791
Homeowners non-Florida	64,220	59,787
Federal flood	4,981	4,246
Non-core (1)	(60)	72
Total gross premiums earned	$178,478	$179,896

(1)Reflects exited lines of business.

Gross premiums earned decreased $1.4 million, or 0.8%, to $178.5 million for the three months ended June 30, 2021, as compared to $179.9 million for the three months ended June 30, 2020.

Ceded Premiums Earned

Ceded premiums earned increased $74.6 million, or 109.0%, to $143.0 million in the quarter, compared to $68.4 million in the same three-month period last year. The increase was driven by approximately $30 million higher excess of loss reinsurance spend, driven by higher rate-on-line prices in this year's program as well as additional purchases of supplemental coverage to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower, following the six retention catastrophe events that have occurred since July 1, 2020. Additionally, there was approximately $44 million of higher quota-share ceded premiums: $24 million related to the 80% quota-share treaty for FNIC's non-Florida book of business and $20 million related to new and incremental treaties for FNIC's Florida book of business. This increase to ceded premium earned associated with the aforementioned quota-share treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $1.6 million, or 48.1%, to $1.7 million during the three months ended June 30, 2021, as compared to $3.3 million during the three months ended June 30, 2020. This decrease was driven by our lower fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year.

Net realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) decreased $0.8 million, to $9.6 million for the three months ended June 30, 2021, compared to $10.4 million in the prior year period. We recognized $0.2 million and $3.4 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized investment gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

During the first six months of 2021, we purchased additional reinsurance limit for our 2020-2021 excess of loss catastrophe reinsurance program. This additional limit contained overlapping coverage on certain portions of our reinsurance program, resulting in the determination that the additional coverage contained an embedded derivative. As a result of catastrophe losses incurred during the second quarter, the fair value of the embedded derivative increased. While the economic substance is the same as a typical reinsurance recovery, the embedded derivative is carried at fair value on our consolidated balance sheets and changes in fair value are recognized in net realized and unrealized gain (loss) on our consolidated statements of operations as they occur. For the three months ended June 30, 2021, the Company recognized $9.4 million in realized and unrealized embedded derivative gains. Refer to Notes 2, 3 and 5 of the notes to our Consolidated Financial Statements for further information related to our embedded derivative.

Direct Written Policy Fees

Direct written policy fees decreased $0.4 million, or 9.9%, to $3.2 million for the three months ended June 30, 2021, compared with $3.6 million for the three months ended June 30, 2020. The decrease is primarily driven by lower policy fees due to a reduction in our policies in-force and exposure in the state of Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income included the following for the periods presented:

	Three Months Ended
	June 30,
	2021	% Change	2020
	(Dollars in thousands)
Other income:
Commission income	$1,173	40.0%	$838
Brokerage	7,474	89.0%	3,955
Financing and other revenue	357	(17.2)%	431
Total other income	$9,004	72.4%	$5,224

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including the additional purchases, during the second quarter of 2021 as compared to the second quarter of 2020.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	June 30,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$32,186	90.7%	$63,463	56.9%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	32,186	90.7%	63,463	56.9%
Current year catastrophes (2):
Florida	5,732	16.2%	21,316	19.2%
Texas	33,078	93.2%	21,772	19.5%
Louisiana	4,451	12.5%	14,532	13.0%
Other states	1,359	3.8%	1,609	1.4%
Total current year catastrophes	44,620	125.7%	59,229	53.1%
Prior year loss development (redundancy):
Homeowners	596	1.7%	6,484	5.8%
Non-core (1)	—	—%	973	0.9%
Ceded losses subject to offsetting experience account adjustments (3)	28	0.1%	(233)	(0.2)%
Total prior year loss development (redundancy)	624	1.8%	7,224	6.5%
Total net losses and LAE	$77,430	218.2%	$129,916	116.5%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services (“PCS”) weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below. Also includes net catastrophe losses from current or prior quarter events, net of claims handling services, which were adjusted in the specific period noted above. Excludes any catastrophe related activity recorded in other financial statement accounts, outside of loss and loss adjustment expenses.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE decreased $52.5 million, or 40.4%, to $77.4 million for the three months ended June 30, 2021, compared to $129.9 million for the first three months of 2020 driven by higher ceded losses under quota-share reinsurance treaties. The net loss ratio increased 101.7 percentage points, to 218.2% in the current quarter, as compared to 116.5% in the second quarter of 2020. The higher loss ratio was primarily the result of higher ceded premiums, as discussed earlier, which reduces net earned premiums, the denominator on the net loss ratio calculation. In the current quarter, net losses were driven by approximately $44.6 million of net catastrophe losses (net of claims handling fee income), which represents $34.2 million directly related to current quarter catastrophe events and approximately $10.4 million primarily relating to Winter Storm Uri due to increased gaps in reinsurance coverage, as we increased the gross reserves on the retention storms that occurred in the second half of 2020. The net catastrophe losses, noted above, were adversely impacted by having reached the net loss limit contained in the FNIC non-Florida quota-share treaty, which reduced the amount of net losses that we were able to cede in the current quarter. Prospective catastrophe cessions into this treaty will be dependent on future profits in the related book of business through the end of the treaty period. The second quarter 2021 weather events consisted of 15 separate weather events, primarily convective storm and hail events impacting Texas, Florida, Louisiana and other states. The $34.2 million and $10.4 million, noted above, was partially offset by $10.7 million of income recognized within realized and unrealized gains in our consolidated statement of operations (refer to Notes 2, 3 and 5 for further information) and $5.0 million from lower ceded reinstatement premiums within net premiums earned in our consolidated statement of operations stemming from the same changes to estimated losses from 2020 retention storms that drive the prior period strengthening mentioned above. Second quarter 2020 net losses were driven by net catastrophe losses of $59.2 million and prior period reserve strengthening of $7.5 million.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	June 30,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$12,025	$13,618
All others	11,519	12,834
Ceding commissions	(19,985)	(3,161)
Total commissions	3,559	23,291

Fees	1,233	1,222
Salaries and wages	3,063	3,119
Other underwriting expenses	9,500	1,638
Total commissions and other underwriting expenses	$17,355	$29,270

Commissions and other underwriting expenses decreased $11.9 million, or 40.7%, to $17.4 million for the three months ended June 30, 2021, compared with $29.3 million for the three months ended June 30, 2020. This decrease was due to a higher ceding commission as a result of the incremental quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. The higher ceding commission was partially offset by an increase in other underwriting expenses, which was the result of prior period expense being reduced by the benefit from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced high weather losses in prior period.

The net expense ratio increased 33.9 percentage points to 65.3% in the second quarter of 2021, as compared to 31.4% in the second quarter of 2020 due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 24.2% during the three months ended June 30, 2021, as compared to 21.2% during the three months ended June 30, 2020, demonstrating the Company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses increased $0.1 million or 2.7% to $5.8 million for the three months ended June 30, 2021 compared to $5.7 million in the second quarter of 2020.

Interest Expense

Interest expense increased $0.3 million or 16.4% to $2.2 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. Refer to Note 8 of the notes to our Consolidated Financial Statements for information related to changes to our existing debt and new debt issuance, which will increase interest expense during the remainder of 2021.

Income Taxes

Income tax expense (benefit) increased $17.9 million, to $6.6 million for the three months ended June 30, 2021, compared to $(11.3) million for the three months ended June 30, 2020. Refer to Note 9 of the notes to our Consolidated Financial Statements for information related to the increase in our valuation allowance for the three months ended June 30, 2021 and our effective income tax rate.

Operating Results Overview - Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

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

The following table sets forth results of operations for the periods presented:

	Six Months Ended
	June 30,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$370,492	(2.1)%	$378,340
Gross premiums earned	357,480	0.6%	355,470
Ceded premiums	(282,254)	104.4%	(138,082)
Net premiums earned	75,226	(65.4)%	217,388
Net investment income	3,407	(52.9)%	7,233
Net realized and unrealized gains (losses)	9,676	28.0%	7,558
Direct written policy fees	6,551	(7.2)%	7,059
Other income	16,926	61.5%	10,480
Total revenues	111,786	(55.2)%	249,718

Costs and expenses:
Losses and LAE	125,446	(36.9)%	198,846
Commissions and other underwriting expenses	38,386	(41.5)%	65,625
General and administrative expenses	11,880	(0.2)%	11,908
Interest expense	4,155	8.5%	3,830
Total costs and expenses	179,867	(35.8)%	280,209

Income (loss) before income taxes	(68,081)	123.3%	(30,491)
Income tax expense (benefit)	1,669	(115.0)%	(11,145)
Net income (loss)	$(69,750)	260.5%	$(19,346)

Ratios to net premiums earned:
Net loss ratio	166.8%		91.5%
Net expense ratio	66.8%		35.6%
Combined ratio	233.6%		127.1%

(1)Net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Six Months Ended
	June 30,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$111,786	$249,718
Less:
Net realized and unrealized investment gains (losses)	251	7,558
Adjusted operating revenues	$111,535	$242,160

Net Income (Loss)
Net income (loss)	$(69,750)	$(19,346)
Less:
Net realized and unrealized investment gains (losses)	251	4,527
Acquisition and strategic costs	(17)	(26)
Amortization of identifiable intangibles	(75)	(45)
Adjusted operating income (loss)	$(69,909)	$(23,802)

Income tax rate assumed for reconciling items above	—%	40.10%

Revenue

Total revenue decreased $137.9 million, or 55.2%, to $111.8 million for the six months ended June 30, 2021, compared with $249.7 million for the six months ended June 30, 2020. The decrease was driven by increases in ceded premiums from incremental quota-share agreements and higher catastrophe reinsurance costs, as well as lower net investment income, slightly offset by higher other income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$229,243	$233,698
Homeowners non-Florida	130,488	135,450
Federal flood	10,881	9,307
Non-core (1)	(120)	(115)
Total gross premiums written	$370,492	$378,340

(1)Reflects exited lines of business.

Gross premiums written decreased $7.8 million, or 2.1%, to $370.5 million for the six months ended June 30, 2021, compared with $378.3 million for the six months ended June 30, 2020, which was driven by a reduction in our policies-in-force and exposure across all states, as a result of our rigorous exposure management in response to the challenging litigation environment, partially offset by rate actions that we have taken across our insurance subsidiaries.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$218,763	$231,891
Homeowners non-Florida	129,143	115,312
Federal flood	9,694	8,382
Non-core (1)	(120)	(115)
Total gross premiums earned	$357,480	$355,470

(1)Reflects exited lines of business.

Gross premiums earned increased $2.0 million, or 0.6%, to $357.5 million for the six months ended June 30, 2021, as compared to $355.5 million for the six months ended June 30, 2020.

Ceded Premiums Earned

Ceded premiums increased $144.2 million, or 104.4%, to $282.3 million for the six months ended June 30, 2021, compared to $138.1 million for the six months ended June 30, 2020. The increase was driven by approximately $53 million higher catastrophe reinsurance spend, driven by higher rate-on-line prices in this year's program as well as additional purchases of supplemental coverage to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower, following the six retention catastrophe events that have occurred since July 1, 2020. Additionally, there was approximately $88 million of higher quota-share ceded premium: $48 million related to the 80% quota-share treaty for FNIC's non-Florida book of business and $40 million related to new and incremental quota-share treaties for FNIC's Florida book of business. This increase to ceded premium earned associated with the aforementioned treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $3.8 million, or 52.9%, to $3.4 million during the six months ended June 30, 2021, compared to $7.2 million during the six months ended June 30, 2020. This decrease was driven by our lower fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) were $9.7 million for the six months ended June 30, 2021, compared to $7.6 million in the prior year period. We recognized $0.1 million in unrealized investment gains (losses) for equity securities during both periods. Our current and prior year net realized investment gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

During the first six months of 2021, we purchased additional reinsurance limit for our excess of loss catastrophe reinsurance program for 2020-2021, which we determined had an embedded derivative. For the six months ended June 30, 2021, the Company recognized $9.4 million in realized and unrealized embedded derivative gains. Refer to Notes 2, 3 and 5 of the notes to our Consolidated Financial Statements for further information related to our embedded derivative.

Direct Written Policy Fees

Direct written policy fees decreased by $0.5 million, or 7.2%, to $6.6 million for the six months ended June 30, 2021, compared with $7.1 million during the six months ended June 30, 2020. The decrease is primarily driven by lower policy fees due to a reduction in our policies in-force and exposure in Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income included the following for the periods presented:

	Six Months Ended
	June 30,
	2021	% Change	2020
	(In thousands)
Other income:
Commission income	$2,116	30.4%	$1,623
Brokerage	14,049	75.8%	7,992
Financing and other revenue	761	(12.0)%	865
Total other income	$16,926	61.5%	$10,480

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including the additional purchases, during the first six months of 2021 as compared to the first six months of 2020.

Expenses

Losses and LAE

Loss and LAE incurred, net of reinsurance, included the following for the periods presented:

	Six Months Ended
	June 30,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$66,581	88.5%	$122,372	56.3%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	66,581	88.5%	122,372	56.3%
Current year catastrophes (2):
Florida	5,898	7.7%	26,695	12.2%
Texas	43,474	58.0%	24,787	11.4%
Louisiana	6,982	9.3%	16,440	7.6%
Other states	1,359	1.8%	1,740	0.8%
Total current year catastrophes	57,713	76.8%	69,662	32.0%
Prior year loss development (redundancy):
Homeowners	1,220	1.6%	5,455	2.5%
Non-core (1)	—	—%	1,885	0.9%
Ceded losses subject to offsetting experience account adjustments (3)	(68)	(0.1)%	(528)	(0.2)%
Total prior year loss development (redundancy)	1,152	1.5%	6,812	3.2%
Total net losses and LAE	$125,446	166.8%	$198,846	91.5%

(1)Reflects exited lines of business.
(2)Includes PCS weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below. Also includes net catastrophe losses from current or prior quarter events, net of claims handling services, which were adjusted in the specific period noted above. Excludes any catastrophe related activity recorded in other financial statement accounts, outside of loss and loss adjustment expenses.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE decreased $73.4 million, or 36.9%, to $125.4 million for the six months ended June 30, 2021, compared with $198.8 million for the same period last year driven by higher ceded losses under quota-share reinsurance treaties. The net loss ratio increased 75.3 percentage points, to 166.8% in the first six months of 2021, as compared to 91.5% in the first six months of 2020. The higher loss ratio was primarily the result of higher ceded premiums, as discussed earlier, which reduces net earned premiums, the denominator on the net loss ratio calculation.

The first six months of 2021, net losses were driven by approximately $57.7 million of net catastrophe losses (net of claims handling fee income). The first six months of 2021 weather events were driven by Winter Storm Uri as well as a number of convective storm and hail events impacting Texas, Florida, Louisiana and other states. The net catastrophe losses were adversely impacted by having reached the net loss limit contained in the FNIC non-Florida quota-share treaty, which reduced the amount of net losses that we were able to cede in the current period. Prospective catastrophe cessions into this treaty will be dependent on future profits in the related book of business through the end of the treaty period. The first six months of 2020, net losses were driven by net catastrophe losses of $69.7 million and prior period reserve strengthening of $7.3 million.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$24,424	$27,445
All others	23,210	24,452
Ceding commissions	(39,445)	(6,060)
Total commissions	8,189	45,837

Fees	2,568	2,336
Salaries and wages	6,635	6,717
Other underwriting expenses	20,994	10,735
Total commissions and other underwriting expenses	$38,386	$65,625

Commissions and other underwriting expenses decreased $27.2 million, or 41.5%, to $38.4 million for the six months ended June 30, 2021, compared with $65.6 million for the six months ended June 30, 2020. This decrease was primarily due to a higher ceding commission driven primarily by the new quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. The higher ceding commission was partially offset by an increase in other underwriting expenses, which was the result of prior period expense being reduced by the benefit from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced high weather losses in the prior period.

The net expense ratio increased 31.2 percentage points to 66.8% in the first six months of 2021, as compared to 35.6% in the first six months of 2020. due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 25.1% during the six months ended June 30, 2021 and 2020, demonstrating the company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $11.9 million for the six months ended June 30, 2021 and 2020.

Interest Expense

Interest expense increased $0.4 million to $4.2 million for the six months ended June 30, 2021, compared with $3.8 million in the prior year period. Refer to Note 8 of the notes to our Consolidated Financial Statements for information related to changes to our existing debt and new debt issuance, which will increase interest expense during the remainder of 2021.

Income Taxes

Income tax expense (benefit) increased $12.8 million, to $1.7 million for the six months ended June 30, 2021, compared to $(11.1) million for the six months ended June 30, 2020. Refer to Note 9 of the notes to our Consolidated Financial Statements for information related to the increase in our valuation allowance for the six months ended June 30, 2021 and our effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of June 30, 2021, on a consolidated basis, the Company held $110.6 million in cash and cash equivalents and $424.3 million in investments. As of December 31, 2020, on a consolidated basis, the Company held $102.4 million in cash and cash equivalents and $491.4 million in investments. Total shareholders’ equity decreased $59.8 million, to $98.4 million as of June 30, 2021, compared with $158.2 million as of December 31, 2020 due primarily to a net loss and unrealized losses on our bond portfolio, partially offset by issuance of common stock.

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

The Company's actual debt to capital ratio as of June 30, 2021 was approximately 54.7%.

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

Management continually monitors and adjusts its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges to ensure that we have adequate liquidity and capital. The Company's Board and management continue to explore all options to strengthen the Company's capital position. Additional weather-related events and actions by reinsurers could adversely affect the Company’s ability to access sources of liquidity. There can be no assurances that the Company will be able to obtain additional capital on satisfactory terms, if at all.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2020 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate. The OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. Our rating agency, Demotech, Inc. requires a minimum RBC ratio of 300% for a carrier to maintain the "A" rating that our insurance companies currently have. As of June 30, 2021 and December 31, 2020, FNIC’s statutory surplus, which includes MNIC, was $90.6 million and $105.9 million, respectively. As of June 30, 2021 and December 31, 2020, MIC’s statutory surplus was $30.2 million and $39.3 million, respectively. These figures are inclusive of surplus infusions of $25 million and $15 million in August 2021 to FNIC and MIC, respectively, with effective dates as of June 30, 2021, as approved by the respective regulators.

As of June 30, 2021, the Company has approximately $80 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to "holding company liquidity"), including $59 million of cash and investments, that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries. This figure was reduced by $40 million in August 2021 as a result of the surplus infusions described above. As a result, the Company has approximately $40 million of holding company liquidity heading into the third quarter of 2021.

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

Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information on how over time, additional weather-related events and actions by reinsurers, including loss limitations in reinsurance treaties and our ability to renew existing reinsurance treaties, could adversely affect the Company’s insurance carriers’ ability to maintain a 300% RBC ratio and minimum required regulatory capital or FNHC's ability to contribute necessary capital. In addition, because of the valuation allowance on the Company’s NOL deferred tax assets, the insurance carriers will not benefit from immediate tax benefits of any future quarterly losses they incur. As such, any surplus infusions required will be large than they would have been if our net deferred tax assets were deemed fully realizable.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future, including maintaining regulatory minimum capital levels in our insurance carriers. However, our ability to maintain 300% RBC levels may be dependent on our ability to raise additional capital in the future. There can be no guarantee such capital will be available to the Company, if needed. Future growth strategies would require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by (used in) operating activities was $(82.7) million in the six months ended June 30, 2021 compared to $57.1 million in the same period in 2020. This decrease primarily reflects higher reinsurance spend, partially offset by lower expenses from losses and LAE, primarily from reinsurance recoveries.

Investing Activities

Net cash provided by (used in) investing activities was $55.1 million in the six months ended June 30, 2021, as compared to $(13.6) million in the six months ended June 30, 2020. The change primarily reflects lower purchases of debt and equity investment securities of $124.1 million for the six months ended June 30, 2021, as compared to $354.3 million for the six months ended

June 30, 2020, and lower sales, maturities and redemptions of our debt and equity investment securities of $179.6 million in 2021 as compared to $342.8 million in 2020.

Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2021 of $35.8 million as compared to $(13.0) million for the six months ended June 30, 2020. The change primarily reflects proceeds from issuance of long-term debt of $20.0 million and issuance of shares of our common stock of $15.8 million in our 2021 public offering as compared to repurchases of $10.4 million of FedNat Holding Company common stock and payment of dividends of $2.6 million in 2020.

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

There have been no significant changes to our critical accounting estimates during the six months ended June 30, 2021. Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2020 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of June 30, 2021, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021.

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

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2020 or June 30, 2021, due remediation of the year-end material weakness not yet being completed, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. As of December 31, 2020, management identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to management’s controls over the calculation of reinsurance related balances and a profit share arrangement with the same third party.

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

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
(c)    None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation, as amended, of FedNat Holding Company**
4.1
Second Supplemental Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2021 and incorporated herein by reference)

4.2
Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed April 21, 2021 and incorporated herein by reference)

4.3	Form of Convertible Senior Unsecured Note due 2026 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed April 21, 2021 and incorporated herein by reference)
10.1
Form of Registration Rights Agreement dated April 19, 2021 between FedNat Holding Company and the Note Purchasers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 21, 2021 and incorporated herein by reference)

10.2	Commutation Agreement dated April 22, 2021 between FedNat Holding Company and SageSure Anchor Re, Inc.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Date: August 9, 2021