Form 10-Q
period 2021-09-30
FedNat Holding Co
filed 2021-11-09
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
As of November 1, 2021, the registrant had 17,446,930 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $343,619 and $473,126, respectively)	$349,299	$488,210
Equity securities, at fair value	5,965	3,157
Total investments	355,264	491,367
Cash and cash equivalents	166,860	102,367
Prepaid reinsurance premiums	320,929	278,272
Premiums receivable, net of allowance of $190 and $233, respectively	50,018	50,803
Reinsurance recoverable, net of allowance of $531 and $65, respectively	959,263	413,026
Deferred acquisition costs, net	18,977	25,405
Current and deferred income taxes, net	29,776	35,035
Other assets	37,686	32,262
Total assets	$1,938,773	$1,428,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$1,037,537	$540,367
Unearned premiums	358,435	366,789
Reinsurance payable and funds withheld liabilities	306,679	202,827
Long-term debt, net of deferred financing costs of $2,224 and $1,317, respectively	118,776	98,683
Deferred revenue	6,211	7,187
Other liabilities	39,912	54,524
Total liabilities	1,867,550	1,270,377

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 17,446,930 and 13,717,908 issued and outstanding, respectively	174	137
Additional paid-in capital	185,799	169,298
Accumulated other comprehensive income (loss)	2,442	11,386
Retained earnings (deficit)	(117,192)	(22,661)
Total shareholders’ equity	71,223	158,160
Total liabilities and shareholders' equity	$1,938,773	$1,428,537

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Net premiums earned	$53,929	$83,546	$129,155	$300,934
Net investment income	1,685	2,404	5,092	9,637
Net realized and unrealized gains (losses)	1,273	1,324	10,949	8,882
Direct written policy fees	3,179	3,603	9,730	10,662
Other income	6,658	6,439	23,584	16,919
Total revenues	66,724	97,316	178,510	347,034

Costs and expenses:
Losses and loss adjustment expenses	59,644	99,016	185,090	297,862
Commissions and other underwriting expenses	23,591	24,580	61,977	90,205
General and administrative expenses	5,974	5,333	17,854	17,241
Interest expense	2,296	1,915	6,451	5,745
Total costs and expenses	91,505	130,844	271,372	411,053

Income (loss) before income taxes	(24,781)	(33,528)	(92,862)	(64,019)
Income tax expense (benefit)	—	(12,783)	1,669	(23,928)
Net income (loss)	$(24,781)	$(20,745)	$(94,531)	$(40,091)

Net Income (Loss) Per Common Share
Basic	$(1.42)	$(1.51)	$(5.76)	$(2.89)
Diluted	(1.42)	(1.51)	(5.76)	(2.89)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,445	13,708	16,417	13,890
Diluted	17,445	13,708	16,417	13,890

Dividends Declared Per Common Share	$—	$0.09	$—	$0.27

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$(24,781)	$(20,745)	$(94,531)	$(40,091)

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(2,631)	1,373	(8,944)	5,482
Comprehensive income (loss)	$(27,412)	$(19,372)	$(103,475)	$(34,609)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of July 1, 2021	$—	17,442,845	$174	$185,578	$5,073	$(92,411)	$98,414
Net income (loss)	—	—	—	—	—	(24,781)	(24,781)
Other comprehensive income (loss)	—	—	—	—	(2,631)	—	(2,631)
Shares issued under share-based compensation plans	—	4,085	—	10	—	—	10
Share-based compensation	—	—	—	211	—	—	211
Balance as of September 30, 2021	$—	17,446,930	$174	$185,799	$2,442	$(117,192)	$71,223

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of July 1, 2020	$—	13,703,175	$137	$168,485	$14,390	$38,668	$221,680
Net income (loss)	—	—	—	—	—	(20,745)	(20,745)
Other comprehensive income (loss)	—	—	—	—	1,373	—	1,373
Dividends declared	—	—	—	—	—	(1,259)	(1,259)
Shares issued under share-based compensation plans	—	14,350	—	41	—	—	41
Share-based compensation	—	—	—	386	—	—	386
Balance as of September 30, 2020	$—	13,717,525	$137	$168,912	$15,763	$16,664	$201,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2021	$—	13,717,908	$137	$169,298	$11,386	$(22,661)	$158,160
Net income (loss)	—	—	—	—	—	(94,531)	(94,531)
Other comprehensive income (loss)	—	—	—	—	(8,944)	—	(8,944)
Issuance of common stock	—	3,600,650	36	15,535	—	—	15,571
Shares issued under share-based compensation plans	—	128,372	1	10	—	—	11
Share-based compensation	—	—	—	956	—	—	956
Balance as of September 30, 2021	$—	17,446,930	$174	$185,799	$2,442	$(117,192)	$71,223

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2020	$—	14,414,821	$144	$167,677	$10,281	$70,591	$248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(40,091)	(40,091)
Other comprehensive income (loss)	—	—	—	—	5,482	—	5,482
Dividends declared	—	—	—	—	—	(3,819)	(3,819)
Shares issued under share-based compensation plans	—	102,939	1	41	—	—	42
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)
Share-based compensation	—	—	—	1,194	—	—	1,194
Balance as of September 30, 2020	$—	13,717,525	$137	$168,912	$15,763	$16,664	$201,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income (loss)	$(94,531)	$(40,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gains) losses	(10,949)	(8,882)
Amortization of investment premium or discount, net	2,986	2,353
Depreciation and amortization	1,447	1,427
Share-based compensation	956	1,194
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	(42,657)	(140,469)
Premiums receivable, net	785	(11,331)
Reinsurance recoverable, net	(546,236)	(242,611)
Deferred acquisition costs, net	6,428	4,979
Current and deferred income taxes, net	5,283	(23,322)
Deferred revenue	(976)	(61)
Loss and loss adjustment expense reserves	497,170	229,618
Unearned premiums	(8,354)	19,504
Reinsurance payable and funds withheld liabilities	103,852	128,520
Other	(5,906)	400
Net cash provided by (used in) operating activities	(90,702)	(78,772)
Cash flow from investing activities:
Proceeds from sales of equity securities	—	11,441
Proceeds from sales of debt securities	205,932	346,890
Purchases of equity securities	(2,745)	(4,727)
Purchases of debt securities	(145,117)	(402,894)
Maturities and redemptions of debt securities	62,907	60,767
Purchases of property and equipment	(1,236)	(2,585)
Net cash provided by (used in) investing activities	119,741	8,892
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	19,872	—
Purchases of FedNat Holding Company common stock	—	(10,418)
Issuance of common stock	15,571	—
Issuance of common stock for share-based awards	11	42
Dividends paid	—	(3,819)
Net cash provided by (used in) financing activities	35,454	(14,195)
Net increase (decrease) in cash and cash equivalents	64,493	(84,075)
Cash and cash equivalents at beginning-of-period	102,367	133,361
Cash and cash equivalents at end-of-period	$166,860	$49,286

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended
	September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$7,625	$7,500
Cash paid (received) during the period for income taxes	(3,603)	(598)

Significant non-cash investing and financing transactions:
Right-of-use asset	(6,885)	(7,605)
Lease liability	6,885	7,605

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2021

1. ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Organization

FedNat Holding Company (“FNHC,” "FedNat," the “Company,” “we,” “us,” or “our”) is a regional insurance holding company that controls substantially all aspects of the insurance underwriting, distribution and claims processes through our subsidiaries and contractual relationships with independent agents and general agents. We, through our wholly owned subsidiaries, are authorized to underwrite and/or place homeowners multi-peril (“homeowners”), federal flood and other lines of insurance in Florida and other states. We market, distribute and service our own and third-party insurers’ products and other services through a network of independent and general agents.

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance by the state’s insurance departments in Florida, Louisiana, Texas, Georgia, South Carolina, Alabama and Mississippi.

Maison Insurance Company ("MIC"), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail-only exposures by the state's insurance departments in Louisiana, Texas and Florida. In November 2021, the Company made the decision to commence an orderly runoff of Maison’s insurance operations.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance in Florida.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 19.3% and 20.9% were from Allstate’s network of Florida agents, for the three months ended September 30, 2021 and 2020, respectively. As a percentage of the total homeowners premiums we underwrote, 19.6% and 20.9% were from Allstate’s network of Florida agents, for the nine months ended September 30, 2021 and 2020, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 26.3% and 26.2% of the Company’s premiums were underwritten by SageSure, for the three months ended September 30, 2021 and 2020, respectively. As a percentage of the total homeowners premiums, 26.5% and 26.0% of the Company’s premiums were underwritten by SageSure, for the nine months ended September 30, 2021 and 2020, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 5 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
September 30, 2021

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2020 Form 10-K. Other than the update discussed below, there have been no significant changes in our significant accounting policies for the nine months ended September 30, 2021. During the first six months of 2021, we purchased additional reinsurance limit excess of loss catastrophe reinsurance program for 2020-2021, which we determined had an embedded derivative. Refer to Notes 3 and 5 below for information regarding this embedded derivative.

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

In August 2020, the FASB issued ASU 2020-6, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-6"), which simplifies an issuer's accounting for convertible instruments by eliminating two of the three models in the current guidance that requires separate accounting for certain embedded conversion features. The new guidance simplifies the settlement

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

assessment that entities are required to perform to determine whether a contract qualifies for equity classification. ASU 2020-6 requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This new guidance requires disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. ASU 2020-6 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company's consolidated financial position or results of operations.

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

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$39,660	$55,469	$—	$95,129
Obligations of states and political subdivisions	—	20,456	—	20,456
Corporate securities	—	202,922	—	202,922
International securities	—	30,792	—	30,792
Debt securities, at fair value	39,660	309,639	—	349,299

Equity securities, at fair value	2,697	3,268	—	5,965

Total investments, at fair value	$42,357	$312,907	$—	$355,264

Other assets - embedded derivative, at fair value	$—	$—	$10,725	$10,725

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

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

During the first six months of 2021, we purchased additional reinsurance limit for our 2020-2021 excess of loss catastrophe reinsurance program, which we determined had an embedded derivative. As of September 30, 2021, this embedded derivative is carried at $10.7 million included in other assets on our consolidated balance sheets. For the nine months ended September 30, 2021, the Company recognized $9.4 million in realized and unrealized gain (loss) related to this item on our consolidated statements of operations. Also, there is no contractual maturity date. There is no collateral posted for this embedded derivative; however, the related contract is with excess-of-loss reinsurers that have an S&P A rating or are collateralized.

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
September 30, 2021

reflects the credit risk of either our counter-party for our assets or us for our liabilities of not fulfilling the obligations of an underlying amounts due to us or amounts we owe. Changes in the fair value of these embedded derivatives result primarily from changes in market conditions or the credit risk associated with us or our counterparties.

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of September 30, 2021 and December 31, 2020. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 or December 31, 2020, and we noted no significant changes in our valuation methodologies between those periods.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020. There were no transfers between the fair value hierarchy levels during the nine months ended September 30, 2021 and 2020.

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$94,569	$1,019	$459	$95,129
Obligations of states and political subdivisions	19,970	554	68	20,456
Corporate	198,574	5,679	1,331	202,922
International	30,506	373	87	30,792
	$343,619	$7,625	$1,945	$349,299

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$169,947	$1,866	$38	$171,775
Obligations of states and political subdivisions	21,560	704	—	22,264
Corporate	254,618	11,989	79	266,528
International	27,001	659	17	27,643
	$473,126	$15,218	$134	$488,210

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$1,590	$919	$2,758	$11,708
Equity securities	(32)	1,361	81	3,566
Total gross realized and unrealized gains	1,558	2,280	2,839	15,274

Gross realized and unrealized losses:
Debt securities	(275)	(121)	(1,297)	(2,608)
Equity securities	(10)	(835)	(18)	(3,784)
Total gross realized and unrealized losses	(285)	(956)	(1,315)	(6,392)
Net realized and unrealized gains (losses) on investments	$1,273	$1,324	$1,524	$8,882

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net gains (losses) on equity securities:
Realized	$—	$222	$—	$(585)
Unrealized	(42)	304	63	367
	(42)	526	63	(218)
Less:
Net realized and unrealized gains (losses) on securities sold	—	2,635	—	2,053
Net unrealized gains (losses) still held as of the end-of-period	$(42)	$(2,109)	$63	$(2,271)

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	September 30, 2021
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$24,729	$25,274
Over one through five years	93,795	96,141
Over five through ten years	123,677	124,403
Over ten years	101,418	103,481
Total	$343,619	$349,299

Net Investment Income

Net investment income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Interest income	$1,632	$2,374	$4,975	$9,445
Dividends income	53	30	117	192
Net investment income	$1,685	$2,404	$5,092	$9,637

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$31,430	$451	$660	$8	$32,090	$459
Obligations of states and political subdivisions	6,141	68	—	—	6,141	68
Corporate	68,698	1,331	4	—	68,702	1,331
International	8,276	87	—	—	8,276	87
	$114,545	$1,937	$664	$8	$115,209	$1,945

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$25,521	$38	$—	$—	$25,521	$38
Corporate	7,989	79	—	—	7,989	79
International	2,175	16	132	1	2,307	17
	$35,685	$133	$132	$1	$35,817	$134

As of September 30, 2021, the Company held a total of 281 debt securities that were in an unrealized loss position, of which 4 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2020, the Company held a total of 47 debt securities that were in an unrealized loss position, of which 2 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities. Refer to Note 6 below for information regarding the assessment of allowances for credit losses.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.4 million and $11.5 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations as of September 30, 2021 and December 31, 2020, respectively.

Reclassification of Held-to-Maturity Securities to Available-for-Sale

The Company sold held-to-maturity securities with a carrying value of $70 thousand and realized a loss of less than $1 thousand during the second quarter of 2020 due to credit concerns for certain securities. The Company, as of the date of the aforementioned sales, reclassified its remaining held-to-maturity securities to available-for-sale. The held-to-maturity securities transferred had an amortized cost of $4.2 million and fair value of $4.3 million and resulted in $0 and $58 thousand of unrealized gains, pre-tax, recognized in other comprehensive income in the three and nine months ended September 30, 2020.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

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

Significant Reinsurance Contracts

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “2020-2021 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2020 through June 30, 2021. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The 2020-2021 Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $310.6 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the 2020-2021 Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the 2020-2021 Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of September 30, 2021, the 2020-2021 Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2020-2021 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information.

The total 2020-2021 Program cost includes approximately $262.8 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the 2020-2021 Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions may be reduced after taking into account the quota-share reinsurance agreement that FNIC has with Anchor Re, Inc. ("Anchor Re"). Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminated on May 31, 2021.

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

Subsequent to a significant loss event in February 2021, the Company purchased $50 million of additional reinsurance limit to provide further protection for any future events through May 31, 2021. The additional protection was secured in two layers for an approximate cost of $13 million with the lowest layer responding at a retention level of $10 million. This additional limit contained overlapping coverage on certain portions of this purchase, resulting in the determination that the additional coverage contained an embedded derivative. While the economic substance is similar to as a typical reinsurance recovery, the embedded derivative is carried at fair value on our consolidated balance sheets and changes in fair value are recognized in net realized and unrealized gain (loss) on our consolidated statements of operations as they occur. Refer to Notes 2 and 3 for further information.

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

2021-2022 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2021-2022 (the “2021-2022 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2021. The 2021-2022 Program provides the carriers up to approximately $1.4 billion of single event reinsurance coverage in excess of up to a $18.25 million pre-tax retention for certain catastrophic losses, including hurricanes, and aggregate coverage up to $2.25 billion, at an approximate total cost of $276.1 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months.

Due to non-Florida exposures becoming a larger portion of the overall book of business, the Company broadened its approach to its reinsurance purchases for this treaty year by separating the program into two reinsurance towers. The first tower includes all exposures for FNIC Florida, MIC in all states and MNIC and includes ground up first event limit protection up to approximately $982 million (“Primary Tower”), subject to a maximum first-event retention of $10 million. The second tower provides ground up first event limit up to $450 million for all FNIC’s non-Florida business produced by its managing general underwriter partner

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

(“FNIC SageSure Tower”), subject to a first-event retention of $8.25 million. The $18.25 million combined towers maximum retention is a reduction in the first event retention of approximately 41% compared to up to $31 million in last year’s program. The combination of these separate towers provides the Company with an increase in aggregate catastrophe reinsurance protection of approximately $333 million compared to the previous treaty year original purchase. More specifically, the 2021-2022 Program includes up to approximately $2.25 billion in aggregate reinsurance across all states in which the Company operates, including $511 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”). Up to approximately $979 million is available for a first event within Florida, including $468 million of private coverage plus the FHCF coverage. Up to approximately $910 million of coverage is available for a first event outside of Florida, including the $468 million of private coverage from the Primary Tower, which is available to cover catastrophe losses in MIC’s book of business located in Louisiana and Texas. FHCF coverage responds on both a per occurrence and aggregate basis, and is exclusive to the state of Florida. Additionally, the 2021-2022 Program provides $831 million of private reinsurance across the combined towers for second and subsequent events, subject to individual retentions within each tower and the aggregate limit. All layers above a $30 million attachment point have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events without additional cost.

Most of the privately placed layers of the 2021-2022 Program are effective July 1, 2021, with certain agreements effective for June 2021. The portion of the 2021-2022 Program placed with private reinsurers is with partners that as of September 30, 2021 had an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2021-2022 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information.

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

As indicated above, the carriers’ combined 2021-2022 Program is estimated to cost $276.1 million, consisting of $204.8 million for the Primary Tower and $71.3 million for FNIC SageSure Tower after consideration of an estimated 16% downward premium adjustment resulting from the September 30, 2021 exposure adjustment, driven by our exposure management initiatives. This amount includes approximately $239.8 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $36.3 million, within the Primary Tower, payable to the FHCF. All carriers maintained their 90% FHCF participation for the upcoming wind season. In the Primary Tower, each carrier will share the combined cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the 2021-2022 Program’s per event retention based on a specific allocation formula.

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
September 30, 2021

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

Effective January 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. In April 2021, the Company received $7.2 million from Anchor Re as settlement of the commutation. Immediately after the commutation, the Company entered into 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covers the thirteen month period through February 28, 2022, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year. As of September 30, 2021, the net loss limit has been reached, and any catastrophe cessions will be dependent on future profits in the related book of business through the end of the treaty period. This agreement provides an allowance to purchase reinsurance coverage above the aforementioned limits. In addition, Anchor Re has the right to commute the treaty if the overall net loss limit has been reached, which would require Anchor Re to fund the net loss ceded into the treaty. If the commutation were to occur, we would negotiate the terms such that Anchor Re would cover the losses incurred to date under the treaty and the Company would cease the ceding of premiums and losses for the remaining term. The treaty arrangement is fully collateralized through Anchor Re.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of September 30, 2021 and December 31, 2020.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Reinsurance recoverable on paid losses	$118,917	$54,898
Reinsurance recoverable on unpaid losses	840,877	358,193
Allowance for credit loss	(531)	(65)
Reinsurance recoverable, net	$959,263	$413,026

As of September 30, 2021, and December 31, 2020, the Company had reinsurance recoverable of $766.5 million (as a result of Hurricanes Ida, Irma, Michael and Laura as well as April 2021 Storms) and $304.3 million (as a result of Hurricanes Irma, Laura, Sally, Michael and Delta). Hurricane Ida made landfall in Louisiana on August 29, 2021 as a Category 4 hurricane impacting Louisiana and other states. April 2021 Storms were a collection of severe weather events impacting Texas, Florida, Louisiana and other states over a six day period starting approximately April 10, 2021.

Refer to Note 6 below for information regarding the assessment and amounts of allowances for credit losses.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Net Premiums Written
Direct	$157,003	$180,152	$527,495	$558,492
Ceded	(265,554)	(304,751)	(460,637)	(379,268)
	$(108,551)	$(124,599)	$66,858	$179,224
Net Premiums Earned
Direct	$178,368	$183,518	$535,848	$538,988
Ceded	(124,439)	(99,972)	(406,693)	(238,054)
	$53,929	$83,546	$129,155	$300,934

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

		Reinsurance
	Premiums	Recoverable,
	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2020	$233	$65	$298
Credit loss expense (recovery) (1)	(43)	466	423
Balance as of September 30, 2021	$190	$531	$721

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

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of September 30, 2021. Management does not intend to sell

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
September 30, 2021		(In thousands)
Amortized cost	$48,275	$1,467	$276	$37	$153		$50,208
Allowance for credit loss	—	(13)	(13)	(11)	(153)		(190)
Net	$48,275	$1,454	$263	$26	$—		$50,018

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	0	Total
December 31, 2020		(In thousands)
Amortized cost	$46,376	$4,253	$159	$94	$154		$51,036
Allowance for credit loss	—	(43)	(8)	(28)	(154)		(233)
Net	$46,376	$4,210	$151	$66	$—		$50,803

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
September 30, 2021

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Gross reserves, beginning-of-period	$540,367	$324,362
Less: reinsurance recoverable (1)	(358,128)	(164,429)
Net reserves, beginning-of-period	182,239	159,933

Incurred loss, net of reinsurance, related to:
Current year	183,307	291,741
Prior year loss development (redundancy) (2)	1,863	6,912
Ceded losses subject to offsetting experience account adjustments (3)	(68)	(744)
Prior years	1,795	6,168
Amortization of acquisition fair value adjustment	(12)	(47)
Total incurred loss and LAE, net of reinsurance	185,090	297,862

Paid loss, net of reinsurance, related to:
Current year	60,476	143,106
Prior years	109,662	109,930
Total paid loss and LAE, net of reinsurance	170,138	253,036

Net reserves, end-of-period	197,191	204,759
Plus: reinsurance recoverable (1)	840,346	349,221
Gross reserves, end-of-period	$1,037,537	$553,980

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

During the nine months ended September 30, 2021, the Company experienced $1.9 million of unfavorable loss and LAE reserve development on prior accident years, primarily in its homeowners line of business as a result of higher than expected development from accident year 2020.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

The Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively. These agreements included a profit share (experience account) provision, under which the Company will receive ceded premium adjustments at the end of the treaty to the extent there is a positive balance in the experience account. This experience account is based on paid losses rather than incurred losses. Due to the retrospectively-rated nature of this treaty, when the experience account is positive we cede losses under these treaties as the claims are paid with an equal and offsetting adjustment to ceded premiums (in recognition of the related change to the experience account receivable), with no impact on net income. Conversely, when the experience account is negative, the Company cedes losses on an incurred basis with no offsetting adjustment to ceded premiums, which impacts net income. Loss development can be either favorable or unfavorable regardless of whether the experience account is in a positive or negative position. Effective February 28, 2021, the Company commuted the 30% agreement and subsequently received $11.2 million as settlement.

8. LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,211 and $1,317, respectively	$98,789	$98,683
Convertible senior unsecured fixed rate notes, due April 19, 2026, net of deferred financing costs of $1,013	19,987	—
Total long-term debt, net	$118,776	$98,683

As of September 30, 2021, the Company’s estimated annual aggregate amount of debt maturities includes the following (and assumes the holders of the convertible debt do not convert into shares of the Company’s common stock):

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	121,000
Total debt maturities	121,000
Less deferred financing costs	2,224
Total debt maturities, net	$118,776

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
September 30, 2021

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

9. INCOME TAXES
Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 0.0% and 38.1% for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rate was (1.8)% and 37.4% for the nine months ended September 30, 2021 and 2020, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes, changes in valuation allowance and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction and executive compensation.

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with net operating loss ("NOL") carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. Realization is never assured and based on available information, including the financial performance of the Company during the second quarter of 2021, we determined that it was more likely than not that the net deferred income tax asset would not be realized. Therefore, during the first nine months of 2021, we established an income tax valuation allowance of $25.6 million with a corresponding charge to income of $21.9 million and a decrease of $3.7 million to accumulated other comprehensive income (loss).

The Company had an uncertain tax position of $0.2 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively. The Company has a valuation allowance of $28.6 million and $3.0 million on its deferred income tax asset as of September 30, 2021 and December 31, 2020, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in the consolidated statements of operations and statements of comprehensive income (loss). For the three and nine months ended September 30, 2021 and 2020, the Company

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

recognized no benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

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
September 30, 2021

Leases

The Company is committed under various operating lease agreements for office space.

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

Additional information related to our operating lease agreement for office space consisted of the following:

	As of
	September 30,	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$6,885	$7,430
Accrued rent	(472)	(259)
Right-of-use asset, net	$6,413	$7,171

Lease liability	$6,885	$7,430

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	6.9	7.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Lease expense	$280	$280	$839	$839
Sublease income	(29)	(34)	(250)	(303)
Lease expense, net	$251	$246	$589	$536

Net cash provided by (used in) operating activities	$(236)	$(223)	$(545)	$(456)

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Restricted stock	$211	$344	$871	$1,066
Performance stock	—	42	85	128
Total share-based compensation expense	$211	$386	$956	$1,194

Recognized tax benefit	$—	$95	$—	$293
Intrinsic value of options exercised	2	106	2	110
Fair value of restricted stock vested	—	19	1,700	1,659

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

As of September 30, 2021, the Company had outstanding stock options exercisable for 20,332 shares of common stock at a weighted average exercise price of $4.40 per share. During the nine months ended September 30, 2021, no stock options were granted, 4,085 were exercised and 1,000 were canceled.

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

During the nine months ended September 30, 2021 and 2020, the Board of Directors granted 171,576 and 210,272 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees. These RSA grants include performance-based RSAs, which reflect the number of shares that would vest based on achieving the "Target" level of performance (as opposed to "Threshold" or "Maximum" performance levels). The actual number of performance-based RSAs that will vest depend on the Company's achievement of specified performance criteria in the future.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	375,728	$14.32
Granted	171,576	4.63
Vested	(124,287)	13.68
Cancelled	(63,468)	15.06
Outstanding at September 30, 2021	359,549	$9.79

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Three Months Ended September 30,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$8,737	$(3,664)	$5,073	$19,065	$(4,675)	$14,390
Other comprehensive income (loss) before reclassification	(1,304)	—	(1,304)	2,618	(642)	1,976
Reclassification adjustment for realized losses (gains) included in net income	(1,315)	(12)	(1,327)	(798)	195	(603)
	(2,619)	(12)	(2,631)	1,820	(447)	1,373
Accumulated other comprehensive income (loss), end-of-period	$6,118	$(3,676)	$2,442	$20,885	$(5,122)	$15,763

	Nine Months Ended September 30,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$15,086	$(3,700)	$11,386	$13,621	$(3,340)	$10,281
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	—	—	—	(58)	14	(44)
Other comprehensive income (loss) before reclassification	(7,507)	—	(7,507)	16,422	(4,027)	12,395
Reclassification adjustment for realized losses (gains) included in net income	(1,461)	24	(1,437)	(9,100)	2,231	(6,869)
	(8,968)	24	(8,944)	7,264	(1,782)	5,482
Accumulated other comprehensive income (loss), end-of-period	$6,118	$(3,676)	$2,442	$20,885	$(5,122)	$15,763

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
September 30, 2021

The following table presents the calculation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(24,781)	$(20,745)	$(94,531)	$(40,091)

Weighted average number of common shares outstanding - basic	17,445	13,708	16,417	13,890

Net income (loss) per common share - basic	$(1.42)	$(1.51)	$(5.76)	$(2.89)

Weighted average number of common shares outstanding - basic	17,445	13,708	16,417	13,890
Dilutive effect of convertible debt	—	—	—	—
Dilutive effect of stock compensation plans	—	—	—	—
Weighted average number of common shares outstanding - diluted	17,445	13,708	16,417	13,890

Net income (loss) per common share - diluted	$(1.42)	$(1.51)	$(5.76)	$(2.89)

Dividends per share	$—	$0.09	$—	$0.27

For the three and nine months ended September 30, 2021, we excluded (in thousands) dilutive shares of 3,500 and 2,110 from our weighted average number of common shares outstanding - diluted above because their inclusion would have been antidilutive.

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

Unless the context requires otherwise, as used in the remainder of this Form 10-Q, the terms “FNHC,” "FedNat," “Company,” “we,” “us” and “our” refer to FedNat Holding Company and its consolidated subsidiaries.

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

Maison Insurance Company ("MIC" or "Maison"), an insurance subsidiary that we acquired in December 2019, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail only exposures by the state insurance departments in Louisiana, Texas and Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of MIC’s insurance operations.

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

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) in which they underwrite our FNIC homeowners business outside of Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of FNIC non-Florida’s insurance operations.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC also underwrites insurance in Alabama, Texas, Louisiana, South Carolina and Mississippi and MIC in Louisiana and Texas. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of September 30, 2021, the total homeowners policies in-force was 301,000, of which 168,000 were in Florida and 133,000 were outside of Florida. As of December 31, 2020, the total homeowners policies in-force was 361,000, of which 207,000 were in Florida and 154,000 were outside of Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of our non-Florida’s insurance operations.

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
•In 2021, FNIC received OIR approval for a statewide-average rate increase of 9.0% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on March 1, 2021 and for renewal policies on April 15, 2021.
•In 2021, FNIC received approval from the OIR for a statewide-average rate increase of 0.9% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on September 1, 2021 and for renewal policies on October 15, 2021.
•Other rate filings have been filed with the OIR and are pending approval.

Non-Florida
Our non-Florida FNIC homeowners insurance products, which have been produced through our agreement with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.6 million. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

Effective December 1, 2020, FNIC entered into a 80% quota-share treaty with Anchor Re, a wholly-owned Arizona captive reinsurance subsidiary of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. Effective January 31, 2021, the Company terminated its existing quota-share reinsurance treaty with Anchor Re and commuted the agreement. Immediately after the commutation, the Company entered into 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covers the thirteen month period through February 28, 2022, subject to certain limitations. The treaty arrangement is fully collateralized through Anchor Re.

Our MIC non-Florida insurance products have included homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC has written both full peril property policies as well as wind/hail only exposures.

The following are our recent rate actions that we have taken across our insurance subsidiaries that do business outside of Florida:

•In 2021, FNIC applied for a statewide-average rate increase of 6.9% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 1, 2021 and for renewal policies on May 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 9.0% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 8, 2021 and for renewal policies on May 1, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 11.1% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on May 15, 2021 and for renewal policies on July 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 11.0% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on July 1, 2021 and for renewal policies on July 1, 2021.
•Rate filings have been applied for by FNIC and MIC outside of Florida and are pending to be approved by the respective regulators.

In November 2021, the Company announced its plan to re-focus its operations on the Florida market, which has been the Company’s historical focus. In conjunction with this shift in strategy, the Company intends to commence an orderly runoff of Maison’s insurance operations. In that regard, Maison will be filing appropriate documentation with its insurance regulators in Louisiana, Florida and Texas concerning Maison’s withdrawal plan. This withdrawal plan is subject to regulatory review periods of 60 days in Texas, and 45 days in Florida (except that no action can be taken in Florida in furtherance of the withdrawal for 90 days following submission of the withdrawal plan). Subject to such review, we expect to begin non-renewing Maison’s Louisiana policies as on their anniversary dates beginning in January 2022. Nonrenewal of Maison’s Texas policies is expected to begin in February 2022, and the nonrenewal of Maison’s Florida policies is expected to begin in June 2022. With respect to FNIC’s Texas and Louisiana books, the Company and SageSure (the third-party MGU that wrote the business and owns the renewal rights thereof) expect to begin transferring policies onto an alternative insurance carrier partners of SageSure in December 2021, by virtue of making an offer of coverage to FNIC policyholders. FNIC policies in South Carolina, Alabama and Mississippi will continue to be renewed by FNIC until such time as SageSure's alternative insurance carrier partners obtain the necessary licensing in those states. The rollover of all existing policies are governed by the appropriate regulatory requirements of each state in which the policy is located.

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

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

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

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	September 30,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$157,003	(12.8)%	$180,152
Gross premiums earned	178,368	(2.8)%	183,518
Ceded premiums	(124,439)	24.5%	(99,972)
Net premiums earned	53,929	(35.4)%	83,546
Net investment income	1,685	(29.9)%	2,404
Net realized and unrealized gains (losses)	1,273	(3.9)%	1,324
Direct written policy fees	3,179	(11.8)%	3,603
Other income	6,658	3.4%	6,439
Total revenues	66,724	(31.4)%	97,316

Costs and expenses:
Losses and loss adjustment expenses	59,644	(39.8)%	99,016
Commissions and other underwriting expenses	23,591	(4.0)%	24,580
General and administrative expenses	5,974	12.0%	5,333
Interest expense	2,296	19.9%	1,915
Total costs and expenses	91,505	(30.1)%	130,844

Income (loss) before income taxes	(24,781)	(26.1)%	(33,528)
Income tax expense (benefit)	—	(100.0)%	(12,783)
Net income (loss)	$(24,781)	19.5%	$(20,745)

Ratios to net premiums earned:
Net loss ratio	110.6%		118.5%
Net expense ratio	54.8%		35.8%
Combined ratio	165.4%		154.3%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	September 30,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$66,724	$97,316
Less:
Net realized and unrealized investment gains (losses)	1,273	1,324
Adjusted operating revenues	$65,451	$95,992

Net Income (Loss)
Net income (loss)	$(24,781)	$(20,745)
Less:
Net realized and unrealized investment gains (losses)	1,273	793
Acquisition and strategic costs	(9)	(15)
Amortization of identifiable intangibles	(38)	(22)
Adjusted operating income (loss)	$(26,007)	$(21,501)

Income tax rate assumed for reconciling items above	—%	40.10%

Revenue

Total revenue decreased $30.6 million or 31.4%, to $66.7 million for the three months ended September 30, 2021, compared with $97.3 million for the three months ended September 30, 2020. The decrease was driven primarily by increases in ceded premiums from incremental quota-share agreements and lower gross premiums earned, which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$91,370	$106,101
Homeowners non-Florida	59,660	68,447
Federal flood	5,993	5,660
Non-core (1)	(20)	(56)
Total gross premiums written	$157,003	$180,152

(1)Reflects exited lines of business.

Gross premiums written decreased $23.2 million, or 12.8%, to $157.0 million in the quarter compared with $180.2 million for the same three-month period last year, which was driven by a reduction in our policies-in-force and exposure across all states, as a result of our rigorous exposure management in response to the challenging litigation environment, partially offset by rate actions that we have taken across our insurance subsidiaries.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$108,193	$115,346
Homeowners non-Florida	65,017	63,759
Federal flood	5,178	4,469
Non-core (1)	(20)	(56)
Total gross premiums earned	$178,368	$183,518

(1)Reflects exited lines of business.

Gross premiums earned decreased $5.1 million, or 2.8%, to $178.4 million for the three months ended September 30, 2021, as compared to $183.5 million for the three months ended September 30, 2020. The lower gross premiums earned was primarily driven by the exposure management discussed earlier.

Ceded Premiums Earned

Ceded premiums earned increased $24.4 million, or 24.5%, to $124.4 million in the quarter, compared to $100.0 million in the same three-month period last year. The increase was driven by approximately $26 million of higher quota-share ceded premiums: $20 million related to new and incremental treaties for FNIC's Florida book of business and $6 million related to the quota-share treaty for FNIC's non-Florida book of business cession percentage increasing to 80% from 50% during the fourth quarter of 2020. The increase to ceded premium earned associated with the aforementioned quota-share treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $0.7 million, or 29.9%, to $1.7 million during the three months ended September 30, 2021, as compared to $2.4 million during the three months ended September 30, 2020. This decrease was driven by a smaller fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year.

Net realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) remained relatively flat at $1.3 million for the three months ended September 30, 2021, compared to the prior year period. We recognized less than $(0.1) million and $0.3 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized investment gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter.

Direct Written Policy Fees

Direct written policy fees decreased $0.4 million, or 11.8%, to $3.2 million for the three months ended September 30, 2021, compared with $3.6 million for the three months ended September 30, 2020. The decrease is primarily driven by lower policy fees due to a reduction in our policies in-force and exposure in the state of Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income included the following for the periods presented:

	Three Months Ended
	September 30,
	2021	% Change	2020
	(Dollars in thousands)
Other income:
Commission income	$968	12.4%	$861
Brokerage	5,319	2.7%	5,181
Financing and other revenue	371	(6.5)%	397
Total other income	$6,658	3.4%	$6,439

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including reinstatement premiums and/or additional purchases, during the third quarter of 2021 as compared to the third quarter of 2020.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	September 30,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$38,671	71.7%	$61,396	73.5%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	38,671	71.7%	61,396	73.5%
Current year catastrophes (2):
Florida	14,648	27.2%	21,268	25.4%
Texas	4,700	8.7%	1,885	2.3%
Louisiana	286	0.5%	15,111	18.1%
Other states	696	1.3%	—	—%
Total current year catastrophes	20,330	37.7%	38,264	45.8%
Prior year loss development (redundancy):
Homeowners	648	1.2%	(1,100)	(1.3)%
Non-core (1)	(5)	—%	672	0.8%
Ceded losses subject to offsetting experience account adjustments (3)	—	—%	(216)	(0.3)%
Total prior year loss development (redundancy)	643	1.2%	(644)	(0.8)%
Total net losses and LAE	$59,644	110.6%	$99,016	118.5%

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

Losses and LAE decreased $39.4 million, or 39.8%, to $59.6 million for the three months ended September 30, 2021, compared to $99.0 million for 2020 driven by higher ceded losses under quota-share reinsurance treaties and lower net catastrophe losses. The net loss ratio decreased 7.9 percentage points, to 110.6% in the current quarter, as compared to 118.5% in the third quarter of 2020. The lower loss ratio was primarily the result of higher ceded losses, as discussed earlier, and lower net catastrophe losses, partially offset by higher ceded premiums earned, the denominator on the net loss ratio calculation. The current quarter included approximately $20.3 million of catastrophe losses, net of reinsurance and claims handling fee income, driven by Hurricane Ida as well as other severe weather events, which together impacted Louisiana, Florida and Texas. By comparison, the third quarter of 2020 catastrophe net losses were $38.3 million, net of reinsurance, which included Hurricanes Laura and Sally as well as other severe weather events. Additionally, higher ceded losses through our quota-share treaties and lower attritional losses in FNIC's Florida book of business drove lower current accident year losses, excluding catastrophes, compared to the prior year.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	September 30,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$12,539	$13,736
All others	13,108	13,337
Ceding commissions	(16,546)	(7,909)
Total commissions	9,101	19,164

Fees	1,271	1,358
Salaries and wages	3,124	3,351
Other underwriting expenses	10,095	707
Total commissions and other underwriting expenses	$23,591	$24,580

Commissions and other underwriting expenses decreased $1.0 million, or 4.0%, to $23.6 million for the three months ended September 30, 2021, compared with $24.6 million for the three months ended September 30, 2020. This decrease was due to higher ceding commissions as a result of the incremental quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. The higher ceding commission was partially offset by an increase in other underwriting expenses, which was the result of prior period expense being reduced by the benefit from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced high weather losses in prior period.

The net expense ratio increased 19.0 percentage points to 54.8% in the third quarter of 2021, as compared to 35.8% in the third quarter of 2020 due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 25.9% during the three months ended September 30, 2021, as compared to 20.6% during the three months ended September 30, 2020, demonstrating the Company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses increased $0.7 million or 12.0% to $6.0 million for the three months ended September 30, 2021 compared to $5.3 million in the third quarter of 2020.

Interest Expense

Interest expense increased $0.4 million or 19.9% to $2.3 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020. Refer to Note 8 of the notes to our Consolidated Financial Statements for information related to changes to our existing debt and new debt issuance, which will increase interest expense during the remainder of 2021 as compared to 2020.

Income Taxes

Income tax expense (benefit) increased $12.8 million, to $0.0 million for the three months ended September 30, 2021, compared to $(12.8) million for the three months ended September 30, 2020. Refer to Note 9 of the notes to our Consolidated Financial Statements for information related to the increase in our valuation allowance for the three months ended September 30, 2021 and our effective income tax rate.

Operating Results Overview - Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

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

The following table sets forth results of operations for the periods presented:

	Nine Months Ended
	September 30,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$527,495	(5.6)%	$558,492
Gross premiums earned	535,848	(0.6)%	538,988
Ceded premiums	(406,693)	70.8%	(238,054)
Net premiums earned	129,155	(57.1)%	300,934
Net investment income	5,092	(47.2)%	9,637
Net realized and unrealized gains (losses)	10,949	23.3%	8,882
Direct written policy fees	9,730	(8.7)%	10,662
Other income	23,584	39.4%	16,919
Total revenues	178,510	(48.6)%	347,034

Costs and expenses:
Losses and LAE	185,090	(37.9)%	297,862
Commissions and other underwriting expenses	61,977	(31.3)%	90,205
General and administrative expenses	17,854	3.6%	17,241
Interest expense	6,451	12.3%	5,745
Total costs and expenses	271,372	(34.0)%	411,053

Income (loss) before income taxes	(92,862)	45.1%	(64,019)
Income tax expense (benefit)	1,669	(107.0)%	(23,928)
Net income (loss)	$(94,531)	135.8%	$(40,091)

Ratios to net premiums earned:
Net loss ratio	143.3%		99.0%
Net expense ratio	61.8%		35.7%
Combined ratio	205.1%		134.7%

(1)Net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Nine Months Ended
	September 30,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$178,510	$347,034
Less:
Net realized and unrealized investment gains (losses)	1,524	8,882
Adjusted operating revenues	$176,986	$338,152

Net Income (Loss)
Net income (loss)	$(94,531)	$(40,091)
Less:
Net realized and unrealized investment gains (losses)	1,524	5,320
Acquisition and strategic costs	(26)	(41)
Amortization of identifiable intangibles	(113)	(67)
Adjusted operating income (loss)	$(95,916)	$(45,303)

Income tax rate assumed for reconciling items above	—%	40.10%

Revenue

Total revenue decreased $168.5 million, or 48.6%, to $178.5 million for the nine months ended September 30, 2021, compared with $347.0 million for the nine months ended September 30, 2020. The decrease was driven primarily by increases in ceded premiums from incremental quota-share agreements and higher catastrophe reinsurance costs, as well as lower net investment income, slightly offset by higher other income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$320,613	$339,799
Homeowners non-Florida	190,148	203,897
Federal flood	16,874	14,967
Non-core (1)	(140)	(171)
Total gross premiums written	$527,495	$558,492

(1)Reflects exited lines of business.

Gross premiums written decreased $31.0 million, or 5.6%, to $527.5 million for the nine months ended September 30, 2021, compared with $558.5 million for the nine months ended September 30, 2020, which was driven by a reduction in our policies-in-force and exposure across all states, as a result of our rigorous exposure management in response to the challenging litigation environment, partially offset by rate actions that we have taken across our insurance subsidiaries.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$326,956	$347,237
Homeowners non-Florida	194,160	179,071
Federal flood	14,872	12,851
Non-core (1)	(140)	(171)
Total gross premiums earned	$535,848	$538,988

(1)Reflects exited lines of business.

Gross premiums earned decreased $3.2 million, or 0.6%, to $535.8 million for the nine months ended September 30, 2021, as compared to $539.0 million for the nine months ended September 30, 2020.

Ceded Premiums Earned

Ceded premiums increased $168.6 million, or 70.8%, to $406.7 million for the nine months ended September 30, 2021, compared to $238.1 million for the nine months ended September 30, 2020. The increase was driven by approximately $114 million of higher quota-share ceded premium: $60 million related to new and incremental quota-share treaties for FNIC's Florida book of business and $54 million related to the 80% quota-share treaty for FNIC's non-Florida book of business. Additionally, there was approximately $51 million higher catastrophe reinsurance spend, driven by higher rate-on-line prices in the 2020-2021 catastrophe excess of loss reinsurance program as well as additional purchases of supplemental coverage to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower, following the six retention catastrophe events that have occurred since July 1, 2020. This increase to ceded premium earned associated with the aforementioned quota-share treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $4.5 million, or 47.2%, to $5.1 million during the nine months ended September 30, 2021, compared to $9.6 million during the nine months ended September 30, 2020. This decrease was driven by a smaller fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) were $10.9 million for the nine months ended September 30, 2021, compared to $8.9 million in the prior year period. We recognized $0.1 million and $0.4 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized investment gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice each and every quarter. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

During the first six months of 2021, we purchased additional reinsurance limit for our excess of loss catastrophe reinsurance program for 2020-2021, which we determined had an embedded derivative. For the nine months ended September 30, 2021, the Company recognized $9.4 million in realized and unrealized embedded derivative gains. Refer to Notes 2, 3 and 5 of the notes to our Consolidated Financial Statements for further information related to our embedded derivative.

Direct Written Policy Fees

Direct written policy fees decreased by $1.0 million, or 8.7%, to $9.7 million for the nine months ended September 30, 2021, compared with $10.7 million during the nine months ended September 30, 2020. The decrease is primarily driven by lower policy fees due to a reduction in our policies in-force and exposure in Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income included the following for the periods presented:

	Nine Months Ended
	September 30,
	2021	% Change	2020
	(In thousands)
Other income:
Commission income	$3,084	24.2%	$2,484
Brokerage	19,368	47.0%	13,173
Financing and other revenue	1,132	(10.3)%	1,262
Total other income	$23,584	39.4%	$16,919

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including reinstatement premiums and/or additional purchases, during the first nine months of 2021 as compared to the first nine months of 2020.

Expenses

Losses and LAE

Loss and LAE incurred, net of reinsurance, included the following for the periods presented:

	Nine Months Ended
	September 30,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$105,252	81.5%	$183,768	61.1%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	105,252	81.5%	183,768	61.1%
Current year catastrophes (2):
Florida	20,546	15.9%	47,963	15.9%
Texas	48,174	37.4%	26,672	8.9%
Louisiana	7,268	5.6%	31,551	10.5%
Other states	2,055	1.6%	1,740	0.6%
Total current year catastrophes	78,043	60.5%	107,926	35.9%
Prior year loss development (redundancy):
Homeowners	1,868	1.4%	4,355	1.4%
Non-core (1)	(5)	—%	2,557	0.8%
Ceded losses subject to offsetting experience account adjustments (3)	(68)	(0.1)%	(744)	(0.2)%
Total prior year loss development (redundancy)	1,795	1.3%	6,168	2.0%
Total net losses and LAE	$185,090	143.3%	$297,862	99.0%

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

Losses and LAE decreased $112.8 million, or 37.9%, to $185.1 million for the nine months ended September 30, 2021, compared with $297.9 million for the same period last year driven by higher ceded losses under quota-share reinsurance treaties and lower net catastrophe losses. The net loss ratio increased 44.3 percentage points, to 143.3% in the first nine months of 2021, as compared to 99.0% in the first nine months of 2020. The higher loss ratio was primarily the result of higher ceded premiums, as discussed earlier, which reduces net earned premiums, the denominator on the net loss ratio calculation.

The first nine months of 2021, net losses were driven by approximately $78.0 million of net catastrophe losses, net of reinsurance and claims handling fee income, which was partially offset by $10.7 million of income recognized within realized and unrealized gains in our consolidated statement of operations (refer to Notes 2, 3 and 5 for further information). The first nine months of 2021 weather events were driven by Hurricane Ida, Winter Storm Uri as well as a number of convective storm and hail events impacting Louisiana, Florida and Texas. The net catastrophe losses were adversely impacted by having reached the net loss limit contained in the FNIC non-Florida quota-share treaty, which reduced the amount of net losses that we were able to cede in the current period. Prospective catastrophe cessions into this treaty will be dependent on future profits in the related book of business through the end of the treaty period. The first nine months of 2020, net losses were driven by net catastrophe losses of $107.9 million and prior period reserve strengthening of $6.9 million. Additionally, higher ceded losses through our quota-share treaties and lower attritional losses in FNIC's Florida book of business drove lower current accident year losses, excluding catastrophes, compared to the prior year.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$36,963	$41,181
All others	36,318	37,789
Ceding commissions	(55,991)	(13,969)
Total commissions	17,290	65,001

Fees	3,839	3,694
Salaries and wages	9,759	10,068
Other underwriting expenses	31,089	11,442
Total commissions and other underwriting expenses	$61,977	$90,205

Commissions and other underwriting expenses decreased $28.2 million, or 31.3%, to $62.0 million for the nine months ended September 30, 2021, compared with $90.2 million for the nine months ended September 30, 2020. This decrease was primarily due to a higher ceding commission driven primarily by the new quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. The higher ceding commission was partially offset by an increase in other underwriting expenses, which was the result of prior period expense being reduced by the benefit from the 50% profit-sharing agreement, as FNIC's non-Florida business experienced high weather losses in prior period.

The net expense ratio increased 26.1 percentage points to 61.8% in the first nine months of 2021, as compared to 35.7% in the first nine months of 2020 due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 25.3% during the nine months ended September 30, 2021 and 2020, demonstrating the company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses increased $0.7 million or 3.6% to $17.9 million for the nine months ended September 30, 2021 compared to $17.2 million for the nine months ended 2020.

Interest Expense

Interest expense increased $0.8 million to $6.5 million for the nine months ended September 30, 2021, compared with $5.7 million in the prior year period. Refer to Note 8 of the notes to our Consolidated Financial Statements for information related to changes to our existing debt and new debt issuance, which will increase interest expense during the remainder of 2021 as compared to 2020.

Income Taxes

Income tax expense (benefit) increased $25.6 million, to $1.7 million for the nine months ended September 30, 2021, compared to $(23.9) million for the nine months ended September 30, 2020. Refer to Note 9 of the notes to our Consolidated Financial Statements for information related to the increase in our valuation allowance for the nine months ended September 30, 2021 and our effective income tax rate.

Consolidated Company Outlook – Potential Changes in Financial Trends

As discussed under Overview of Insurance Lines of Business – Non-Florida above, the Company intends to re-focus its operations on its Florida homeowners business. The orderly runoff of MIC and the transfer-upon-renewal of FNIC’s non-Florida business to alternative insurance carrier partners of SageSure impact forward-looking expectations with respect to financial trends. Such impacts with respect to the Company non-Florida business include, but are not limited to:

•Declines in gross written and gross earned premiums;
•Declines in loss and loss adjustment expenses as well as in commissions and other underwriting expenses;
•Declines in exposure to catastrophe weather losses;
•Declines in the expected cost of excess of loss reinsurance coverages over the runoff period; and
•Reduced need or potential need for surplus infusions into FNIC and MIC, and corresponding reductions in the Company’s overall capital needs.

Overall, the Company anticipates lower consolidated earnings. However, if catastrophe losses were to continue at the elevated levels experience in the past eighteen months, it is expected that the orderly exit of the non-Florida business will have proven beneficial to the Company’s earnings over the runoff period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of September 30, 2021, on a consolidated basis, the Company held $166.9 million in cash and cash equivalents and $355.3 million in investments. As of December 31, 2020, on a consolidated basis, the Company held $102.4 million in cash and cash equivalents and $491.4 million in investments. Total shareholders’ equity decreased $87.0 million, to $71.2 million as of September 30, 2021, compared with $158.2 million as of December 31, 2020 due primarily to a net loss and unrealized losses on our bond portfolio, partially offset by issuance of common stock.

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

The Company has outstanding $21 million of Convertible Senior Unsecured Notes due 2026 ("2026 Notes"), which bear interest at the annual rate of 5.0%. The 2026 Notes are convertible in part or in whole at the option of the holders at any time until the close of business on the second trading day prior to the maturity date on April 19, 2026 ("Maturity Date") into shares of the Company’s common stock at an initial conversion rate of 166.6667 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $6.00 per share), subject to customary adjustments in certain circumstances. The Company will not have the right to redeem the 2026 Notes prior to the Maturity Date. Holders of the 2026 Notes may require the Company to purchase their 2026 Notes upon a change of control at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of purchase.

The Company's actual debt to capital ratio as of September 30, 2021 was approximately 62.5%.

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

Historically, we have met our liquidity requirements primarily through cash generated from operations. Beginning in 2020, property and casualty businesses, including FNHC’s insurance carriers, have been impacted by multiple catastrophes, hail, and wind-related severe weather events and private reinsurers have tightened coverage provisions and raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity for the Company. Quota-share reinsurance treaties are another liquidity management tool, via the ceding commission the Company receives upon inception and the related reduction to statutory surplus requirements. New quota-share treaties entered or increased were responsive to these purposes, as well as to reduce the Company's exposure to non-named storm catastrophes.

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

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2020 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate. The OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. Our rating agency, Demotech, Inc. requires a minimum RBC ratio of 300% for a carrier to maintain the "A" rating that our insurance companies currently have. As of September 30, 2021 and December 31, 2020, FNIC’s statutory surplus, which includes MNIC, was $90.9 million and $105.9 million, respectively. As of September 30, 2021 and December 31, 2020, MIC’s statutory surplus was $19.3 million and $39.3 million, respectively. FNIC's September 30, 2021 surplus reflects a surplus infusion of $20 million in November 2021 with, effective date as of September 30, 2021, as approved by the Florida regulator. In conjunction with the Company’s November 2021 decision to re-focus on its Florida homeowners business as discussed under Overview of Insurance Lines of Business – Non-Florida above, the Company intends to execute an orderly runoff of MIC’s business. Consequently, no surplus infusion was made to MIC as of September 30, 2021. The Company remains committed to maintaining statutory surplus in MIC that satisfies minimum regulatory requirements through the runoff period. As a result of the Company’s decision to support Maison to the level of minimum regulatory capital but not to a 300% RBC level, Demotech has withdrawn its rating of Maison. The ratings of FNIC and MNIC remain in place and are independent of this action.

As of September 30, 2021, the Company has approximately $60 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to "holding company liquidity"), including $30 million of cash and investments, that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries. This figure was reduced by $20 million in November 2021 as a result of the surplus infusion described above. As a result, the Company has approximately $40 million of holding company liquidity heading into the fourth quarter of 2021.

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

As described above, the Company intends to maintain no less than the minimum required regulatory capital within MIC, but does not intend to maintain a 300% RBC ratio. The Company will continue to closely coordinate with all applicable state insurance departments with respect to its plan of operation throughout the runoff period.

Refer to "Part I, Item 1A., Risk Factors” of our 2020 Form 10-K for more information on how over time, additional weather-related events and actions by reinsurers, including loss limitations in reinsurance treaties and our ability to renew existing reinsurance treaties, could adversely affect the Company’s ability to maintain a 300% RBC ratio in FNIC and MNIC and minimum required regulatory capital in MIC or FNHC's ability to contribute necessary capital. In addition, because of the valuation allowance on the Company’s NOL deferred tax assets, the insurance carriers will not benefit from immediate tax benefits of any future quarterly losses they incur. As such, any surplus infusions required will be large than they would have been if our net deferred tax assets were deemed fully realizable.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future, including maintaining regulatory minimum capital levels in our insurance carriers. However, our ability to maintain 300% RBC levels in FNIC and MNIC may be dependent on our ability to raise additional capital in the future. There can be no guarantee additional capital will be available to the Company, if needed. Future strategies and catastrophe events would require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by (used in) operating activities was $(90.7) million in the nine months ended September 30, 2021 compared to $(78.8) million in the same period in 2020. This decrease primarily reflects higher reinsurance spend, partially offset by lower expenses from losses and LAE, primarily from reinsurance recoveries.

Investing Activities

Net cash provided by (used in) investing activities was $119.7 million in the nine months ended September 30, 2021, as compared to $8.9 million in the nine months ended September 30, 2020. The change primarily reflects lower purchases of debt and equity investment securities of $147.9 million for the nine months ended September 30, 2021, as compared to $407.6 million for the nine months ended September 30, 2020, partially offset by lower sales, maturities and redemptions of our debt and equity investment securities of $268.8 million in 2021 as compared to $419.1 million in 2020.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended September 30, 2021 of $35.5 million as compared to $(14.2) million for the nine months ended September 30, 2020. The change primarily reflects proceeds from issuance of long-term debt of $20.0 million and issuance of shares of our common stock of $15.6 million in our 2021 public offering as compared to repurchases of $10.4 million of FedNat Holding Company common stock and payment of dividends of $3.8 million in 2020.

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

There have been no significant changes to our critical accounting estimates during the nine months ended September 30, 2021. Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2020 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of September 30, 2021, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

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

Based on the results of this evaluation, our management concluded that internal control over financial reporting was not effective as of December 31, 2020 or September 30, 2021, due to remediation of the year-end material weakness not yet being completed, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. As of December 31, 2020, management identified certain design and operating effectiveness deficiencies in the Company’s internal controls, which when evaluated collectively, aggregated to a material weakness in internal control. The deficiencies in the Company’s internal controls included deficiencies related to management’s controls over the calculation of reinsurance related balances and a profit share arrangement with the same third party.

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

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have determined to refocus our operations on the Florida homeowners market, which could have consequences that materially adversely impact our results of operations.

We have determined to refocus our operations on writing Florida homeowners policies by, among other things, allowing our policies outside of Florida to run off. This process requires us to comply with applicable regulatory requirements when non-renewing our non-Florida policies at their expiration dates. As a result, the run-off of our non-Florida business will occur over a period of approximately 18 months during which policies will remain in effect until their expiration dates. The run-off of our non-Florida business may have consequences that could materially impact our financial condition and results of operations, such as the following:

•Our policies outside of Florida will remain in effect until their individual expiration dates, which means that we may have losses relating to weather events and other insured events in those markets until the policies expire.
•Our focus on writing policies only in Florida means that catastrophic weather events that impact Florida, such as hurricanes, tornados and hail events, may have a more severe adverse impact on us because of our more limited geographic footprint.
•As a result of our Florida-only focus, we may experience higher reinsurance costs or less reinsurance availability because of concerns by reinsurers about our lack of geographic diversity.
•Our decision to wind-down our business outside of Florida could cause agents to stop recommending us to their clients inside of Florida and could cause Florida homeowners seeking insurance to decide to move existing policies or not to obtain new policies from us.
•We may need to reduce our workforce as a result of the wind-down of our non-Florida operations, which may adversely impact our ability to retain our remaining employees.
•Non-Florida policies may leave the Company quicker than expected which could reduce our available earned premium to pay for certain expenses including ceded excess of loss reinsurance, which was priced based on the Company’s in-force exposure as of September 30, 2021 for the treaty year ending June 30, 2022 and thereby increase our expense ratios.
•Reputational risk with our investors, reinsurers, staff, agents, vendors and others with whom we interact and compete in our marketplace, which may impact our ability to compete in the competitive marketplace.
•The Company may be limited in its ability to exit these policies based on regulatory requirements including limitations on cancellations of policies that have recently had a claim, or based on limited ability by SageSure to move these policies to other insurance carriers based on the availability of similar coverages at competitive prices within the markets that we operate.

We may require additional capital to support our operations and for our insurance subsidiaries’ minimum capital and surplus requirements, which may not be available or only available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully, establish premium rates and reserves at levels sufficient to cover losses, and manage our claims resolution processes. Many factors will affect the amount and timing of our capital needs, including our claims experience, the availability of reinsurance, market disruptions, and regulatory and other unforeseeable developments. In addition, our insurance companies are subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws. To the extent that our capital may be insufficient to meet future operating requirements, minimum statutory requirements and the minimum capital expectations of the rating agency that provides Financial Stability Ratings for our insurance subsidiaries, we may need to raise additional funds through financings or further curtail our growth.

As discussed elsewhere in this Form 10-Q, we have determined to run-off our non-Florida business and, concurrently with that determination, have determined to maintain Maison’s capital at the minimum statutory level but not to the 300% RBC level. Although FNIC and MNIC currently have capital at the 300% RBC level, they may nevertheless require additional capital in the future. If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we raise additional funds by incurring debt financing, which may require the consent of existing debt holders, the terms of any such debt may involve significant cash payment obligations as well as covenants and specific financial ratios that restrict our ability to operate our business. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition, results of operations, and ability to continue as a going concern could be materially adversely affected. In addition, if we fail to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states in which we currently have policies, and are unable to obtain additional capital when needed, we could be subject to corrective action imposed by state regulators, including limitations on out writing of additional business, additional state supervision, or liquidation.

We may experience increased financial exposure due to changes in private excess-of-loss reinsurance pricing market terms and conditions.

The private reinsurance market goes through what are known in the industry as “soft” and “hard” market cycles based on factors such as capital availability and expected returns within the reinsurance industry and variations in world-wide and regional weather patterns and other natural or man-made catastrophes that produce higher or lower loss experience than expected for the reinsurance industry. During soft market cycles, where losses have been less than expected, more favorable pricing, terms and conditions are more readily available to us, which reduces our potential exposure by providing broader coverage and at better pricing. During a hard market cycle, when less capital is available, higher returns are expected or where prior losses have been more than expected, private reinsurance markets typically increase pricing and tighten coverage, potentially resulting in more financial exposure to the Company. Certain hard markets can lead to the absence of certain types of reinsurance capacity at any reasonable price. Examples of tighter terms include, but are not limited to, the exclusion of coverage for certain types of weather events, removal of cascading protection and elimination of individual insurance carrier per-event retentions when there are multiple insurance carriers in a group. The reinsurance market for our 2021-2022 reinsurance program was a hard market, with less favorable terms, as described above, on a portion of our July 1, 2021 through June 30, 2022 property catastrophe excess-of-loss reinsurance program. In particular, portions of our 2021-2022 program exclude coverage for severe convective storms after hurricane season. We may determine to purchase additional coverage for such storms, but the Company anticipates that the reinsurance market will remain hard such that additional coverage may not be available or may be on terms, including premiums, unfavorable to us.

Our failure to continue to meet Nasdaq’s continued listing standards, including its newly adopted board diversity rule, could have an adverse impact on our stock price.

Our shares are currently listed for trading on the Nasdaq Global Market. Remaining listed for trading on Nasdaq requires us to remain compliant with Nasdaq’s current continued listing requirements, which include maintaining minimum levels of shareholders’ equity, assets and revenues (depending on the compliance standard being used to demonstrate compliance), and other quantitative standards such as minimum market value of publicly held shares, $1.00 minimum closing bid price, and number of market makers. In addition, Nasdaq has proposed, and the SEC has approved, requiring Nasdaq-listed companies to disclose board-level diversity statistics using a standard matrix beginning with the 2022 proxy statement, and to have or explain why they do not have at least two diverse directors beginning August 7, 2023. Although we currently meet the Nasdaq continued listing requirements, there can be no assurances that we will continue to do so in the future.

The valuation allowance for our deferred tax asset we established in the second quarter of 2021 because our recent losses may not be recoverable if we do not achieve net income.

Because of our recent losses, we established a valuation allowance in the second quarter of 2021 against the entire amount of the deferred tax asset we had been reflecting on our balance sheet as required by GAAP. We will be able to recover the deferred tax asset over time if we achieve taxable income, as to which there can be no assurances. In addition, our financial condition and results of operations, including of our insurance subsidiaries under statutory accounting principles, may be adversely affected by the lack of tax offsets against operating losses until we achieve adequate levels of taxable income.

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

(a)    None.
(c)    None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1
First-Third Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.2	Main Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.3
Main Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.4
Third-Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.5	Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.6
Fourth-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.7
Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.8
Third and Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.9
Main Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.10
Fourth-Fifth Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.11
Second Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.12
Third Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.13
Private Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.14
Main Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.15
Private Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.16
Main Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.17	Excess Catastrophe Reinsurance Contract effective July 1, 2021, by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.18
Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.19
Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.20
Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.21	First Excess Catastrophe Reinsurance Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*
10.22
Private Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.23	Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

10.24	Main Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.25	First-Third Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.26	Private Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers *
10.27	Main Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.28	Main Fourth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.29	Underlying Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.30	Main Fourth Layer Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.31	First Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.32	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.33	Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.34	Non-Florida Second Event Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers*
10.35	Net Quota Share Reinsurance Agreement effective July 1, 2021 by and between FedNat Insurance Company and Swiss Reinsurance America Corporation*
10.36
Excess Catastrophe Reinsurance One-Month Extension Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*

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

Date: November 9, 2021