Form 10-K
period 2021-12-31
FedNat Holding Co
filed 2022-04-25
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
The aggregate market value of the Registrant’s common stock held by non-affiliates was $68,298,592 as of June 30, 2021, computed on the basis of the closing sale price of the Registrant’s common stock on June 30, 2021 (the last business day of the second fiscal quarter).
As of March 4, 2022, the total number of common shares outstanding of Registrant’s common stock was 17,446,930.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Form 10-K will be incorporated by reference from the Registrant's definitive proxy statement or included in an amendment on Form 10-K/A that will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

FEDNAT HOLDING COMPANY TABLE OF CONTENTS

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS AND NON-GAAP MEASURES

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under Item 1. Business – “Going Concern” and Item 1A. “Risk Factors” in this Annual Report, and discussed from time to time in our reports filed with the Securities and Exchange Commission (“SEC”).

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
•Gains (losses) associated with early extinguishment of debt;
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

Maison Insurance Company ("MIC" or "Maison"), an insurance subsidiary that we acquired on December 2, 2019 (see "Maison Companies Acquisition" below for more information), is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail only exposures by the state insurance departments in Louisiana, Texas and Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of MIC's insurance operations.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed to write homeowners property and casualty insurance in Florida.

Through our wholly-owned subsidiary, FedNat Underwriters, Inc. (“FNU”), we serve as managing general agent for FNIC, MIC and MNIC. ClaimCor, LLC ("ClaimCor"), a wholly-owned subsidiary, is a claims solutions company that processes claims for FNIC, MIC and MNIC.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Gross Premiums Written
Homeowners:
Florida	$428,439	$444,576	$451,856
Texas	98,127	127,005	66,429
Louisiana	89,115	93,331	45,043
South Carolina	37,058	35,261	25,172
Alabama	9,311	7,676	5,841
Mississippi	1,667	261	—
Total homeowners	663,717	708,110	594,341

Personal automobile	—	—	(1)

Commercial general liability	(244)	(247)	(145)

Federal flood	21,304	19,022	16,413
Gross premiums written total	$684,777	$726,885	$610,608

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

We are a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) in which they underwrite our FNIC homeowners business outside of Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of insurance policies in our non-Florida market.

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

GOING CONCERN

The Company has recently concluded that there is substantial doubt regarding its ability to continue as a going concern under Generally Accepted Accounting Principles. Our assessment of our ability to continue as a going concern was dependent on many factors, including, among other things, whether we would be able to maintain a Demotech rating of “A” for FNIC and MNIC, the impact such a downgrade might have on our ability to obtain excess-of-loss reinsurance for the period beginning July 1, 2022, and the continued impact severe weather events in 2022 will have on our RBC ratio and statutory surplus.

The Company reached this conclusion based on its expectation of continued underwriting losses in the first quarter of 2022, primarily as a result of new catastrophe weather events occurring late in the first quarter and, more importantly, based on Demotech’s downgrade of FNIC’s rating from “A” to “S”. MNIC’s “A” rating was recently reaffirmed. The Company believes that the downgrade of FNIC’s Demotech rating will adversely impact our ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida (“OIR”) regarding such coverage, which could ultimately result in the Company being placed into receivership. Further, the Company’s conclusion that there is substantial doubt with respect to its ability to continue as a going concern is expected to result in increased regulatory oversight of the Company’s operations by the OIR. On April 21, 2022, the Company entered into a consent order with the OIR under which the Company has agreed to file with the OIR by April 29, 2022 a plan to demonstrate the Company’s ability to secure and maintain a financial strength rating acceptable to the secondary mortgage market, acquire sufficient reinsurance as of its July 1, 2022 renewal, support its existing business via the securing of additional capital, and address its non-Florida losses and policies.

Being placed into receivership and/or failing to obtain excess-of-loss reinsurance each represent potential defaults under the applicable covenants of our senior note indentures that could result in acceleration of repayment of our debt. We cannot provide any assurance that we will be able to comply with certain covenants in our senior note indentures or to make satisfactory alternative arrangements in the event we cannot do so. Please see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further discussion. Also, for additional discussion of factors that may affect our ability to continue as a going concern and the potential consequences of our failure to do so, please see “Item 1A — Risk Factors.”

Accordingly, in the aggregate, such conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company continues to explore strategic alternatives in an effort to increase its capital resources to support its insurance carriers and preserve value for the Company’s many stakeholders. These alternatives include raising additional capital and restructuring our insurance carriers (including potential reallocations of capital or books of business among our three carriers to safeguard portions of our existing business), as well as other reinsurance and capital options; however, there can be no assurance that we will be able to execute on all or any of the strategic alternatives, successfully raise additional capital or obtain excess-of-loss reinsurance. Management’s action plans include the following, many of which are intended to improve profitability, some of which are already well underway:

•We have refocused our operations on writing Florida homeowners policies by, among other things, allowing our policies outside of Florida to run off. Our non-Florida policies have driven a disproportionately high percentage of catastrophe losses over the past two years. The runoff of our non-Florida business that began in December 2021 is currently expected to continue over a period of approximately 18 months, during which time policies would remain in effect until their expiration dates. We are also currently exploring options to accelerate this process. See Overview of Insurance Lines of Business – Non-Florida for more information about the status of the runoff of our non-Florida books.
•We are writing fewer policies to adjust to our lower level of capital.
•We are exploring restructuring alternatives for our insurance carriers to increase our ability to obtain an excess-of-loss reinsurance tower for our Florida book of business.
•We are exploring alternative terms and conditions to enhance our attractiveness to potential excess-of-loss reinsurance partners.
•We have applied for rate increases with an estimated 12.9% increase of our rates on our existing and new business in Florida, and will continue new rate filings as needed to keep up with our substantially increased costs of doing business.
•We may merge one or more of our insurance carriers, subject to regulatory approvals, to the extent that such action would drive capital and/or RBC efficiencies.
•We are seeking additional capital through various means, including the potential issuance of equity and/or debt securities (consistent with our existing debt indentures) and possible sales of non-core assets.

In assessing the Company’s ability to continue as a going concern, the Company did not assume the successful execution of such strategies and action plans because they are not fully within the Company’s control.

INSURANCE OPERATIONS AND RELATED SERVICES

Business Strategy

To address the challenges facing the Company as discussed above, the Company is continuing numerous operational initiatives to improve our underwriting results, as follows:

•refocusing on writing policies in Florida, where the market has improved over the last few years due to legislative reform and significant rate increases implemented by FNIC and MNIC;
•executing an orderly runoff of insurance policies in our non-Florida markets, including all insurance operations of MIC and FNIC’s non-Florida book written through SageSure, a third-party managing general underwriter;
•increasing rates on our policies, where warranted, based on claims experience and the increased cost of catastrophe and quota-share reinsurance, with a focus on generating an overall sustainable underwriting profit, irrespective of competitive pricing pressures within the markets where we operate, in all cases subject to required regulatory approvals;
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
•enhancing our property analytical metrics on our property books of business, such as construction type, year built and age of roof, while managing our underwriting appetite, whether new or renewal, in pursuit of a better quality book of business;
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

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance

FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC and MIC also underwrites homeowners insurance in Louisiana and Texas, while FNIC also underwrites homeowners in South Carolina, Alabama and Mississippi. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of December 31, 2021, the total homeowners policies in-force was 280,000, of which 160,000 were in Florida and 120,000 were outside of Florida. As of December 31, 2020, the total homeowners policies in-force was 361,000, of which 207,000 were in Florida and 154,000 were outside of Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of our non-Florida insurance operations.

Florida
Our homeowners insurance products provide maximum dwelling coverage of approximately $3.6 million, with the aggregate maximum policy limit being approximately $6.3 million. We currently offer dwelling coverage “A” up to $4.0 million with an aggregate total insured value of $6.5 million. We continually review and update these limits. The approximate average premium on the policies currently in-force is $2,696, as compared with $2,100 for 2020. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

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

The following are our recent approved rate actions that we have taken across our three insurance subsidiaries:

•In 2020, FNIC received approval from the OIR for a statewide-average rate increase of 6.7% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on February 8, 2021 and for renewal policies on March 30, 2021.
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
•In 2021, FNIC received OIR approval for a statewide-average rate increase of 9.0% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on March 1, 2021 and for renewal policies on April 15, 2021.
•In 2021, MIC received OIR approval for a statewide-average rate increase of 14.8% for Florida takeout wind only policies, which became effective on August 1, 2021.
•In 2021, MIC filed for a statewide-average rate increase of 14.9% for Florida manufactured home insurance policies, which became effective for new and renewal policies on August 15, 2021.
•In 2021, FNIC received approval from the OIR for a statewide-average rate increase of 0.9% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on September 1, 2021 and for renewal policies on October 15, 2021.
•In 2021, MIC received OIR approval for a statewide-average rate increase of 14.9% for Florida takeout wind only policies, which became effective on December 25, 2021.
•In 2021, MIC received OIR approval for a statewide-average rate increase of 14.9% for Florida voluntary wind only policies, which became effective on February 7, 2022.

•Other rate filings have been filed with the OIR and are pending approval.

Non-Florida
Our FNIC non-Florida homeowners insurance products, produced through our partnership with SageSure, provide maximum dwelling coverage “A” up to $1.8 million, with the aggregate maximum policy limit being approximately $3.5 million. The approximate average premium on the policies currently in-force is $1,968, as compared with $1,761 for 2020. The typical deductible is either $2,500 or $1,000 for non-hurricane-related claims and generally 2% of the coverage amount for the structure for hurricane-related claims.

As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to limitations, which included limits on the net losses that SageSure could realize. The profit share cost was reflected in commissions and other underwriting expenses on our consolidated statement of operations. Effective July 1, 2020, FNIC entered into a quota-share treaty with Anchor Re, Inc. ("Anchor Re"), an Arizona captive that is an affiliate of SageSure, the non-affiliated managing general underwriter that writes FNIC’s non-Florida homeowners business. The treaty provides 50% quota-share reinsurance protection on claims incurred subsequent to July 1, 2020 on in-force, new and renewal business through June 30, 2021, subject to certain limitations. The treaty was fully collateralized through Anchor Re. The financial economics of this treaty substantially mirrored the 50% profit-sharing arrangement that was previously in place. Thus, this treaty did not have any impact on the pre-tax operating results of the Company, though the components of the combined ratio were affected by the ceding of premiums, claims and commissions.

On November 3, 2020, FNIC increased its cession percentage in this treaty from 50% to 80%, effective December 1, 2020, on claims incurred subsequent to December 1, 2020 on in-force, new and renewal basis. Effective January 31, 2021, the Company terminated its then-existing quota-share reinsurance treaty with Anchor Re and commuted the agreement. Immediately after the commutation, the Company entered into an 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covered the thirteen month period through February 28, 2022, subject to certain limitations. The treaty arrangement was fully collateralized through Anchor Re.

Effective December 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. Immediately after the commutation, the Company entered into a 100% quota-share treaty with Anchor Re on December 31, 2021 on an in-force, new and renewal basis, which covers the six month period through June 30, 2022, subject to certain limitations which include limits on the net losses that Anchor Re can realize during the treaty year. The new treaty excludes catastrophe losses, involves a funded trust and is fully collateralized through Anchor Re.

Our MIC non-Florida insurance products include homeowners insurance, manufactured home insurance and dwelling fire insurance. MIC writes both full peril property policies as well as wind/hail only exposures.

The following are our recent approved rate actions that we have taken across our insurance subsidiaries that do business outside of Florida:

•In 2021, FNIC applied for a statewide-average rate increase of 8.4.% for Mississippi homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on January 17, 2022 and for renewal policies on March 1, 2022.
•In 2021, MIC applied for a statewide-average rate increase of 24.6% for Louisiana voluntary dwelling insurance policies, which was approved by the respective regulatory agency and became effect for new policies on March 15, 2021 and for renewal policies on April 15, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 5.0% for Alabama homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 1, 2021 and for renewal policies on May 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 6.9% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 1, 2021 and for renewal policies on May 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 9.0% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 8, 2021 and for renewal policies on May 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 9.5% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on August 16, 2021 for renewal policies on November 1, 2021.

•In 2021, FNIC applied for a statewide-average rate increase of 15.0% for Texas homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on November 1, 2021 and for renewal policies on December 16, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 11.1% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on May 15, 2021 and for renewal policies on July 1, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 11.0% for Louisiana takeout insurance policies, which was approved by the respective regulatory agency and became effective for new and renewal policies on July 1, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 11.0% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new and renewal policies on July 1, 2021. In 2021, MIC applied for a statewide-average rate increase of 25.7% for Texas voluntary wind only insurance policies, which was effective for new and renewal policies on July 15, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 9.5% for Texas takeout wind only insurance policies, which was effective for new and renewal policies on July 15, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 22.6% for Texas manufactured home insurance policies, which was effective for new and renewal policies on August 15, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 15.0% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on October 25, 2021 and for renewal policies on December 1, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 19.0% for Louisiana takeout insurance policies, which was approved by the respective regulatory agency and became effective for new and renewal policies on November 25, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 8.6% for Louisiana manufactured home insurance policies, which was approved by the respective regulatory agency and became effective for new and renewal policies on November 25, 2021.
•In 2021, MIC applied for a statewide-average rate increase of 23.1% for Texas homeowners insurance policies, which was effective for new policies on December 1, 2021 and effective for renewal policies on January 1, 2022.
•In 2021, MIC applied for a statewide-average rate increase of 18.9% for Louisiana homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new and renewal policies on December 3, 2021.
•In 2021, FNIC applied for a statewide-average rate increase of 20.0% for South Carolina homeowners insurance policies, which was approved by the respective regulatory agency and became effective for new policies on April 1, 2022 and for renewal policies on May 1, 2022.
•Additional rate filings have been applied for by FNIC and MIC and are pending to be approved by the respective regulatory agency.

In November 2021, the Company announced its plan to re-focus its operations on the Florida market, which has been the Company’s historical focus. In conjunction with this shift in strategy, the Company commenced an orderly runoff of MIC’s insurance operations. In that regard, MIC filed appropriate documentation with its insurance regulators in Louisiana, Florida and Texas concerning MIC’s withdrawal plan. We began non-renewing MIC’s Louisiana policies on their anniversary dates in January 2022. Non-renewal of MIC’s Texas policies began in March 2022, and the non-renewal of MIC’s Florida policies is expected to begin in July 2022. With respect to FNIC’s Texas and Louisiana books, the Company and SageSure (the third-party MGU that underwrote the business and owns the renewal rights thereof) began transferring policies onto alternative SageSure insurance carrier partners in December 2021, by virtue of making offers of coverage to FNIC policyholders. FNIC policies in South Carolina, Alabama and Mississippi are expected to continue to be renewed by FNIC up through June 30, 2022. SageSure has begun offering renewals in Texas and Louisiana from alternative SageSure insurance carrier partners and we expect they will do the same in South Carolina, Alabama and Mississippi by July 2022. We expect to begin non-renewing all FNIC's policies produced by SageSure in all states, subject to regulatory approvals of our withdrawal plans, beginning April 30, 2022 for Texas and Louisiana and beginning May 31, 2022 for Alabama and Mississippi, and June 30, 2022 in South Carolina. The non-renewal of all existing policies is governed by the appropriate regulatory requirements of each state in which the property insured by the policy is located. In conjunction with the 100% quota-share treaty and the in-process transfer of the book discussed above, effective February 1, 2022, claims handling for the SageSure book was transferred to an affiliate of SageSure.

Other Lines of Business

Flood:  FNIC writes flood insurance through the National Flood Insurance Program (“NFIP”). We write the policy for the NFIP, which assumes 100% of the flood risk while we retain a commission for our service. FNIC offers this line of business in Florida,

Louisiana, Texas, Alabama, South Carolina and Mississippi. FNIC plans to file an admitted flood endorsement as an alternative to the NFIP program. Until December 2021, MIC wrote flood insurance through a partnership with Bintech Partners, Inc. who assumes 100% of the risk, in Louisiana only.

MARKETING AND DISTRIBUTION

Our independent agents and general agents have the authority to sell and bind insurance coverage in accordance with procedures established by FNU. FNU generally accepts all coverage that falls within stated underwriting criteria. For all policies issued, FNU has the right, within a period that varies by state between 60 days and 120 days from a policy’s inception, to cancel any policy, upon an advanced notice provided in accordance with statutory specific guidelines, even if the risk falls within our underwriting criteria. We are focusing our marketing efforts on Florida and are maintaining our commitment to long-term relationships. We market our products and services throughout Florida by establishing relationships with independent agents and general agents. As previously discussed, we are in the process of executing an orderly runoff of insurance policies in our non-Florida market.

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

Portions of our 2021-2022 program exclude coverage for severe convective storms after December 1, 2021. Those portions of the reinsurance program that exclude severe convective storms are specifically in the lowest layer of coverage (below approximately $30 million in each tower). As such, other than the potential coverage under certain quota-share reinsurance treaties, the Company will retain 100% of any severe convective storm losses that may occur in this layer. We may determine to purchase additional coverage for such storms, but the Company anticipates that the reinsurance market will remain hard such that additional coverage may not be available or may be on terms, including premiums, unfavorable to us.

While it is not always possible to reinsure every known and unknown risk to our company, an effective reinsurance program substantially mitigates our exposure to potentially significant losses. There is a credit risk exposure with respect to ceded losses to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectability of reinsurance is subject to the solvency of the reinsurers, interpretation of contract language and other factors. The availability and amount of ceded premiums and losses associated with the acquisition of reinsurance will vary year to year. Our reinsurance program is subject to approval primarily by the OIR and other regulators in states where we do business, and subject to review by Demotech, Inc. (“Demotech”). Demotech provides Financial Stability Ratings (“FSR”) for property and casualty insurance companies throughout the United States.

We are selective in choosing reinsurers and consider numerous factors, the most important of which are the financial stability of the reinsurer or capital specifically pledged to uphold the contract, its history of responding to claims and its overall reputation. In an effort to minimize our exposure to the insolvency of a reinsurer, we evaluate the acceptability and review the financial condition of the reinsurer at least annually with the assistance of our reinsurance broker. As of December 31, 2021 and 2020, we had over 60 reinsurance companies on our program which are required to have at least an “A-” or better rating by A.M. Best Company (“A.M. Best”) or the agreement would need to be fully collateralized. In addition, FNIC has a quota-share reinsurance treaty on a collateralized basis with Anchor Re, which is an affiliate of SageSure that does not have an A.M. Best rating. Refer to Overview of Insurance Lines of Business - Non-Florida for information on this reinsurance treaty.

Refer to Note 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our reinsurance programs.

EMPLOYEE, ENVIRONMENTAL AND SOCIAL GOVERNANCE

Our mission is to be a leading provider of insurance by providing unparalleled service to customers, a compelling work environment for our employees, a fair return to our shareholders, and to operate the Company today with a vision of tomorrow. We believe that our behaviors, decisions and vision, including how we manage talent, shapes the future we share with our customers, communities and investors. We believe that business can only flourish in societies where human rights are protected and respected. We recognize that business has the responsibility to respect human rights and the ability to contribute to positive human rights impacts. This is an area of growing importance to our employees, workers, shareholders, investors, customers, consumers, the communities where we operate and civil society groups. There is therefore both a business and a moral case for ensuring that human rights are upheld across our operations. Our enterprise strategy is driven by continued focus on our core cultural values:

•Radiate Integrity - Maintain the highest order of ethical and legal conduct in all aspects of our business. There is no right way to do a wrong thing.
•Embrace Responsibility - Own the outcomes of our results. Accept accountability and meet challenges with insightful perspective and collaborative solutions.
•Ensure Respect - See every person as an individual deserving of trust, value and dignity who brings unique and worthy viewpoints, contributions and capabilities to any given situation. Everyone is entitled to fair treatment.
•Invoke Excellence - Strive to be extraordinary in the approach of all we do. Meet and surpass expectations and objectives by delivering straightforward, relevant strategy with unmatched service. When we take five-star care of each other, we’re empowered to deliver five-star service to our customers and drive our business performance. Accept nothing less.

•Provide Stability - In an industry grounded in uncertainty, be a constant in every relationship. Dependability is essential to who we are.

Our Company is committed to the International Bill of Human Rights, which consists of the Universal Declaration of Human Rights, the International Covenant on Civil and Political Rights and the International Covenant on Economic, Social and Cultural Rights and the principles concerning fundamental rights set out in the International Labor Organization’s Declaration on Fundamental Principles and Rights at Work. It is the Company’s policy to respect the human rights of all individuals impacted by our operations, including employees and external stakeholders. While governments have the primary responsibility to protect against human rights violations, the Company recognizes its corporate responsibility to respect human rights. However, we do not tolerate violations committed by our employees, affiliates, or any third parties action on behalf or related in any respect to the Company’s operations. We do not tolerate discrimination against individuals on the basis of race, color, gender, religion, political opinion, nationality, sexual orientation or social origin, or harassment of individuals freely employed. We are committed to the protection of minority groups’ rights and women’s rights. The Company recognizes the right to water as a fundamental human right. FNHC recognizes and respects the freedom to join or refrain from joining legally authorized associations or organizations and respects the safety and health of workers. The Company does not tolerate threats, intimidation or attacks against human rights defenders. In its relationship with host governments, contractors and third-party service providers, the Company seeks to avoid being complicit in adverse human rights impacts. Our principle is that where national law and international human rights standards differ, we will follow the higher standard; where they are in conflict, we will adhere to national law, while seeking ways to respect international human rights to the greatest extent possible.

As an insurance holding company, the Company relies on its employees to perform a substantial portion of the insurance- and support-related services for our insurance subsidiaries, including policy underwriting, marketing, risk management and claims management. As of December 31, 2021, we had 341 employees, all based in the United States. The Company considers its employees to be critical to accomplishing its corporate goals, which are focused on providing unparalleled service to its insureds and its agents. In addition to providing competitive compensation and benefits discussed below, the Company believes that providing a compelling work environment for its employees is important to its success. Doing so among other things, helps our employees improve their well-being, understand the value of their work, develop their careers and thrive in a diverse and inclusive environment. To that end, the Company provides a variety of employee-focused benefits, including:

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
•We reimburse eligible employees who are required to maintain licenses or certifications as part of their job responsibilities all associated fees to maintain these licenses and certifications, and provide a Company-paid platform for all required continuing education.
•The Company encourages all of its employees to continue their education to improve knowledge, responsibility and growth in their professional careers. The Company has established, for the benefit of its employees, an Education Assistance Program, through which the Company reimburses expenses to eligible employees for collegiate degree programs and professional industry designations at approved institutions.
•FNHC has an environmental policy to promote social responsibility by integrating environmental concerns into the Company’s business operations. The Company has provided resources and technology to its employees to reduce their use of consumables, including virtual printing and electronic document collaboration, file storage, signature collection and forms. These measures have enabled the Company to substantially reduce its use of paper and printer toner.

We work continuously with our employees and managers to ensure that they are well informed and trained with regard to the impacts our business can have in order to increase their ability to protect human rights and related issues. We provide expectations and recognize the importance of dialogue with our employees, workers and external stakeholders who are or could potentially be affected by our actions. We offer paid time off, in addition to benefits and wellness programs focusing on the physical, social and financial well-being of our employees. For eligible employees, such programs include:

•medical, dental and vision plans and a health savings account;
•a well-being program;
•an employee assistance program;
•a dependent care flexible spending account;
•third-party consultants to evaluate employee retirement readiness and help them map out ways to improve;
•our employee 401(k) plan with a company match; and
•accident and critical illness insurance coverages, short- and long-term disability plans, and company-provided life insurance.

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

We are committed to managing our direct environmental impacts in a responsible manner to ensure environmental laws and recognized standards are met. As a property and casualty insurance company, natural catastrophes are among the most serious risks facing our customers and communities. Climate change is increasing the unpredictability of catastrophes, such as hurricanes, floods, severe convective storms and wildfires, and causing significant property losses. Our responsive claims team helps restore our customers’ lives after a catastrophic loss. We have taken active steps to allocate capital through underwriting initiatives away from environmentally hazardous classes of business. Our enterprise risk management framework, overseen by senior management and the Board, models and assesses loss probabilities. To reduce the impact of climate change, we are reducing our environmental footprint and investing in building a more sustainable environment for future generations. At our headquarters, we have implemented paperless policies, reduced power and water usage, and recycled more commingled materials than in past years.

We strive to create a sustainable workplace for our employees, our community, and our planet, with an objective towards preserving our environment for future generations. As a property and casualty insurance company, we understand the risks posed by climate change and seek to mitigate catastrophe risk for our customers and shareholders through prudent exposure management, underwriting initiatives, and proactive notifications. Our underwriting and claims functions restrict or eliminate the use of paper communications and record retention in favor of digital media. We acknowledge our responsibility to reduce the environmental impacts of our business operations.

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

Three of our larger competitors in Florida currently are Citizens, Universal Property and Casualty Insurance Company, and Heritage Property and Casualty Insurance Company. As the legislatively created insurance company in Florida, Citizens is free of many of the constraints on private carriers, such as minimum surplus, financial ratio requirements, income tax and reinsurance expense. Other states in which we have policies have similar mechanisms to provide insurance to consumers who are not able to obtain coverage in the private market.

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

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the respective states’ regulatory authority. Florida and Louisiana have completed their examinations of FNIC and MNIC with no significant findings. The Texas Department of Insurance is conducting a limited scope exam of MIC’s operations in Texas

Various states routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2021, FNIC, MIC and MNIC held investment securities with a fair value of approximately $9.3 million, as deposits with the states of Florida, Texas, Georgia, South Carolina, Alabama and Mississippi.

On July 1, 2019, Florida legislation to address Assignments of Benefits ("AOB") took effect. AOB is the assignment of benefits for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder's right to sue the insurance carrier directly. AOB has substantially increased over the last few years, leading to material adverse losses, particularly from our Florida homeowners insurance policies, due to inflated claims, attorney's fees and costs. Provisions and limitations in this legislation are intended to reduce inflated claims as well as offset negative claims trends. Since this AOB reform was enacted, the Company has seen a decrease in AOB-related lawsuits. Additionally, incremental adverse non-AOB claim trends are currently offsetting any initial favorable impact of the AOB legislation.

Please see Item 7 — “Item I. Business — Going Concern” and “Item 1A — Risk Factors” for potential regulatory impacts related to the Company’s conclusion that there is substantial doubt regarding its ability to continue as a going concern.

COVID-19 Impact

To slow and limit the COVID-19 outbreak and protect individuals and the health care systems worldwide, local and Federal governments have taken containment actions, including travel restrictions, testing, contact tracing and lockdowns. Companies have required working from home and in many cases laid off employees. These factors among others have caused global financial markets to experience extreme volatility and disruptions to capital and credit markets. In advance of government mandates, we implemented procedures to help reduce the spread of the outbreak, including having most of our employees work remotely, that are intended to prioritize the safety and health of our employees. In addition, we remained focused on the needs of our insureds and independent agents and fulfilling regulatory requirements and guidelines. During 2020 and 2021, we did not see a material impact of COVID-19 to our operations, financial condition and results. We currently believe that we have limited, if any, exposure to the pandemic based on our product offerings and contractual coverages, although possible actions that our regulators or other governmental or judicial entities may take may materially adversely impact our coverages in both a retrospective and go-forward manner. We continue our focus on maintaining the safety, security and health of all our stakeholders, including policyholders, employees, partner agents, vendors and shareholders, and monitoring the impacts of the pandemic on our operations, financial condition and results. Based on the Company's already existing business continuity plan, which we have implemented to address local catastrophes events, and based on our financial condition and anticipated operating cash flows, we currently expect to continue to meet our working capital and operating expenditure requirements, even if there is further economic downturn from the pandemic.

Insurance Holding Company Regulation

FNHC, as the parent holding company, is subject to laws governing insurance holding companies in Florida where FNIC and MNIC are domiciled or Louisiana where MIC is domiciled. Among other things, these laws: (i) require us to file periodic information with the OIR, including information concerning our capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between us and our affiliates, including the amount of dividends and other distributions, the terms of surplus notes and amounts that our affiliates can charge the holding company for services such as management fees or commissions; and (iii) restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. Any purchaser of 10% or more of the outstanding shares of our common stock will be presumed to have acquired control of FNIC, MIC or MNIC and is required to file an application with the OIR or Louisiana Department of Insurance ("LDI") to obtain approval of such acquisition.

Restrictions in Payments of Dividends by Domestic Insurance Companies

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its shareholders except out of that part of its available and accumulated capital surplus funds which is derived from realized net operating profits on its business and net realized capital gains. A Florida domestic insurer may not make dividend payments or distributions to shareholders without prior approval of the OIR if the dividend or distribution would exceed the larger of (i) the lesser of (a) 10.0% of its surplus or (b) net income, not including realized capital gains, plus a two-year carryforward, (ii) 10.0% of surplus with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains or (iii) the lesser of (a) 10.0% of surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25.0% of unrealized capital gains.

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the OIR: (i) if the dividend is equal to or less than the greater of: (a) 10.0% of the insurer’s surplus as regards policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (ii) the insurer will have policy holder surplus equal to or exceeding 115.0% of the minimum required statutory surplus after the dividend or distribution; (iii) the insurer files a notice of the dividend or distribution with the OIR at least ten business days prior to the dividend payment or distribution; and (iv) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115.0% of required statutory surplus as to policyholders. Except as provided above, a Florida domiciled insurer may only pay a dividend or make a distribution: (i) subject to prior approval by the OIR; or (ii) 30 days after the OIR has received notice of such dividend or distribution and has not disapproved it within such time.

Under Louisiana law, a domestic insurer may not declare or pay any dividend to its stockholders unless its capital is fully paid in cash and is unimpaired and it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to fifteen percent of its capital stock, provided that this restriction does not apply when an insurer's paid-in capital and surplus exceeds the minimum required by Louisiana law by one hundred percent or more. No extraordinary dividend or other extraordinary distribution to its shareholders may be made until 30 days after the Louisiana Commissioner of Insurance has received notice of the declaration thereof and has not within that period disapproved the payment, or has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10.0% percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (b) the net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carryforward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediately preceding calendar years. Notwithstanding the foregoing, an insurer may declare an extraordinary dividend or distribution which is conditional upon regulatory approval. and the declaration shall confer no rights upon shareholders until either the payment is approved or has not been disapproved within the 30 day period referred to above.

No dividends were paid by FNIC or MNIC in 2021, 2020 and 2019, and none are anticipated in 2022. No dividends were paid by MIC since the acquisition date, and none are anticipated in 2022. Although we believe that amounts required to meet our financial and operating obligations will be available from sources other than dividends from our insurance subsidiaries, there can be no assurance in this regard. Further, there can be no assurance that, if requested, the OIR or LDI will allow any dividends to be paid by FNIC, MIC or MNIC to FNHC, the parent company, in the future. The maximum dividends permitted by state law are not necessarily indicative of an insurer’s actual ability to pay dividends or other distributions to a parent company, which also may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by it be reasonable in relation to its outstanding liabilities and adequate for its financial needs.

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

Risk-Based Capital Requirements

The National Association of Insurance Commissioners (“NAIC”) provides risk-based capital (“RBC”) requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure four major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss development and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) other business risks from investments; and (iv) catastrophe risk. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The OIR and LDI, which follow these requirements, could require FNIC, MIC or MNIC to cease operations in the event they fail to maintain the required statutory capital. Based upon the 2021 and 2020 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements.

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

FNIC’s ratio of statutory surplus to its ACL was 313% ($99,369 / $31,703) and 303% ($105,920 / $35,020) as of December 31, 2021 and 2020, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,152% ($20,256 / $1,759) and 736% ($18,264 / $2,482) as of December 31, 2021 and 2020, respectively. MIC's ratio of statutory surplus to its ACL was 305% ($30,848 / $10,116) and 348% ($39,282 / $11,288) as of December 31, 2021 and 2020, respectively. We expect that the statutory surplus levels of our insurance subsidiaries to be negatively impacted by the severe weather occurring in our markets in the first quarter of 2022.

Industry Ratings Services

Third-party rating agencies assess and rate the ability of insurers to pay their claims. The insurance industry uses financial strength ratings to assess the financial strength and quality of insurers. Ratings are based upon criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves and management. Ratings are also based upon factors of concern to agents, reinsurers and policyholders, including RBC requirements, and are not directed toward the protection of investors, such as purchasers of our common stock.

As of December 31, 2021 and 2020, FNIC and MNIC were rated by Demotech as “A” (“Exceptional”), which is the third highest of eight ratings, and is defined as “Regardless of the severity of a general economic downturn or deterioration in the insurance cycle, insurers earning a Financial Stability Rating ("FSR") of “A” possess “Exceptional” financial stability related to maintaining surplus as regards to policyholders.” Maintenance of statutory surplus at or above 300% of the ACL amount is considered necessary to maintain a Demotech rating. As of December 31, 2021 and 2020, MIC was rated by Demotech as "NR" ("Not Rated") and "A" ("Exceptional"), respectively. "NR" is the seventh highest of eight ratings, and defined as "insurers that are Not Rated do not currently have an FSR." MIC's "NR" rating materialized as Demotech withdrew its rating of MIC in November 2021 in conjunction with our decision to execute an orderly runoff of MIC's book of business. MIC's change in rating is independent of FNIC's and MNIC's rating. MNIC’s rating was recently reaffirmed; however, Demotech has notified the Company that it has downgraded FNIC’s rating by one notch to “S” (“Substantial”).

Demotech’s ratings are based upon factors of concern to agents, reinsurers and policyholders and are not primarily directed toward the protection of investors. Our Demotech rating will be jeopardized by factors including recurring underwriting losses, adverse loss reserve development and various surplus related ratio exceptions (e.g., FNHC's insurance carriers ratio of statutory surplus to its ACL falling below 300%).

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

Risks Related to Our Business

Management has concluded the Company does not qualify as a going concern, and could be placed into receivership or experience an event of default that would accelerate the mandatory repayment of our debt.

The Company has concluded that there is substantial doubt regarding its ability to continue as a going concern. The Company recently received notice from Demotech that FNIC’s rating has been downgraded from “A” to “S.” The Company believes that the downgrade of FNIC’s Demotech rating will adversely impact our ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida regarding such coverage, which could ultimately result in the Company being placed into receivership. Additionally, being placed into receivership and/or failing to obtain excess-of-loss reinsurance each represent potential defaults under the applicable covenants of our senior debt indentures that could result in acceleration of repayment of our debt. We cannot provide any assurance that we will be able to comply with certain covenants in our senior note indentures or to make satisfactory alternative arrangements in the event we cannot do so. Such conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. Further, the Company’s conclusion that there is substantial doubt with respect to its ability to continue to as a going concern is expected to result in increased regulatory oversight of the Company’s operations by the OIR, as evidenced by the consent order entered into by the Company on April 21, 2022 (see Going Concern in “Part I, Item I. Business, Insurance Operations and Related Services” of this annual report for further discussion of the consent order).

Our financial condition is adversely affected by the occurrence of natural and man-made disasters.

We write insurance policies that cover homeowners for losses that result from, among other things, catastrophes and sinkholes. Catastrophic losses can be caused by natural events such as hurricanes, tropical storms, tornadoes, wind, hail, brush fires, explosions and other events. The incidence and severity of these events are inherently unpredictable. Catastrophic losses can also be caused by terrorist attacks, war, riots, political instability and other man-made events. The extent of losses from a catastrophe is a function of two factors: the total amount of the insurance company’s exposure in the area affected by the event and the severity of the event. Our homeowners policyholders are disbursed throughout the southeast United States, although the majority of our policyholders are located in Florida. Further, a substantial portion of our Florida homeowners policyholders are located in south Florida, and therefore are especially subject to adverse weather conditions such as hurricanes and tropical storms.

The occurrence of claims from catastrophic events has resulted in substantial volatility in our results of operations or financial condition for any fiscal quarter or year, as seen in 2021, 2020 and 2019, and we expect such volatility to continue. An elevation in the values and concentrations of insured property may increase the severity of the occurrence of claims in the future. Although we attempt to manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophic events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophic events could have a material adverse effect on our results of operations or financial condition.

Florida, Louisiana and Texas, all states in which we write homeowners policies, collectively, experienced several significant hurricanes in 2021, 2020 and 2019, which some weather analysts believe is consistent with a period of greater hurricane activity. Exposure risk management alternatives are carefully evaluated as they may increase operating expenses and may not be successful in protecting long-term profitability. If our loss experience is more adverse than is contemplated by our loss reserves, the related increase in our loss reserves may have a material adverse effect on our results of operations in the period in which the increase occurs.

As a property and casualty insurer, we are impacted by different severe weather events at different times of the year.

Our homeowners business is impacted by catastrophic and other severe weather events, which causes our operating results and financial condition to vary significantly from one period to the next. The incidence and severity of weather conditions are largely unpredictable, although certain types of events are more likely to occur during particular times of year. For example, hurricane season in the Atlantic and Caribbean oceans and in the Gulf of Mexico is from June 1st to November 30th of each year, with the peak occurrence of storms typically from mid-August to late October. By comparison, severe storms resulting in hail and tornados are more likely to occur in the spring in the states in which we have policies. The nature of spring storms also tends to result in multiple occurrences, none of which would typically exceed our catastrophe reinsurance retention on an individual basis. There is generally an increase in the frequency and severity of claims when severe weather conditions occur.

Adverse ratings by insurance rating agencies may adversely impact our ability to write new policies, renew desirable policies or obtain adequate reinsurance, which could limit or halt our growth and harm our business.

Third-party rating agencies assess and rate the ability of insurers to pay their claims. The insurance industry uses financial strength ratings to assess the financial strength and quality of insurers. Ratings are based on criteria established by the rating agencies and reflect evaluations of each insurer’s profitability, debt and cash levels, customer base, adequacy and soundness of reinsurance, quality and estimated market value of assets, adequacy of reserves, capital and RBC ratios (e.g. 300%), and management. Ratings are also based upon factors of concern to agents, reinsurers and policyholders and are not directed toward the protection of investors, such as purchasers of our common stock.

Our ability to compete successfully in states outside of Florida to expand our business footprint may also be negatively affected by our lack of an A.M. Best company rating of our financial strength. As of December 31, 2021, FNIC and MNIC had Demotech ratings of “A” (Exceptional), which is generally accepted in Florida and certain other states, a rating by A.M. Best is more widely accepted outside of Florida and may cause customers and agents to prefer a policy written by an A.M. Best-rated company over a policy written by us. In addition, some mortgage companies outside of Florida may require homeowners to obtain property insurance from an insurance company with a minimum A.M. Best rating.

The Company has recently been notified by Demotech that MNIC’s “A” rating has been reaffirmed; however, FNIC has been downgraded to “S”. The withdrawal or downgrade of our ratings could limit or prevent us from obtaining adequate reinsurance, writing or renewing desirable insurance policies, or competing with insurers who have higher ratings. The withdrawal or downgrade of our ratings could have a material adverse effect on our results of operations and financial position because our insurance products might no longer be acceptable to the secondary marketplace and mortgage lenders or the related government sponsored entities (Fannie Mae and Freddie Mac). Furthermore, a withdrawal or downgrade of our ratings could prevent independent agents from selling and servicing our insurance products or could increase the commissions we must pay to these agents.

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

If we fail to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states where we do business, we would be required to raise additional capital and we could be subject to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, additional state supervision, receivership or liquidation. Similarly, an increase in existing RBC requirements or minimum statutory capital requirements, such as the catastrophic risk component of RBC may require us to increase our statutory capital levels. Ratios calculated based on RBC also tend to be key criteria in the assignment of ratings by insurance rating agencies.

The non-admissibility of the surplus note from MIC to FNIC would cause FNIC to have an immediate additional capital need.

As of December 31, 2021, FNIC held a surplus note receivable with a carrying value of $17.1 million payable by MIC. If MIC were to have a ratio of statutory surplus to its ACL below 300% and a combined ratio in excess of 120%, then such surplus note would no longer be an admitted asset (meaning an asset that qualified for treatment as capital for statutory purposes) and FNIC would need replacement surplus to maintain its ratio of statutory surplus to its ACL of 300% or greater. As a result of catastrophe weather events impacting our carriers (including MIC) during the first quarter of 2022, we expect that this surplus note receivable will be non-admitted for purposes of first quarter 2022 statutory reporting.

We will likely require additional capital in the near future which may not be available or only available on unfavorable terms.

Our current and future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses, and manage our claims resolution processes. Many factors will affect the amount and timing of our capital needs, including our claims experience, the availability of reinsurance, market disruptions, and regulatory and other unforeseeable developments. In addition, our insurance companies are subject to RBC standards and other minimum capital and surplus requirements imposed under applicable state laws. To the extent that our capital is insufficient to meet future operating requirements, minimum statutory requirements and the minimal capital expectations of the rating agency that provides Financial Stability Ratings for our insurance subsidiaries, we will be required to raise additional funds through financings or further curtail our business.

As discussed elsewhere in this Form 10-K, we have determined to runoff our non-Florida business and, concurrently with that determination, have determined to maintain MIC’s capital at the minimum statutory level but not to the 300% RBC level. Although FNIC and MNIC currently have capital at the 300% RBC level, they may nevertheless require additional capital in the future. When we are required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. The Company is precluded from issuing more than $10 million of incremental debt without the approval of existing holders of our debt. If we were to raise additional funds by incurring debt financing the terms of any such debt may involve significant cash payment obligations as well as covenants and specific financial ratios that restrict our ability to operate our business. If we are unable to obtain adequate capital on favorable terms or at all, our business, financial condition, and results of operations could be materially adversely affected. In addition, if we were unable to meet the applicable RBC or minimum statutory capital requirements imposed by the laws of Florida or other states in which we currently have policies, and were unable to obtain additional capital when needed, we could be subject to corrective action imposed by state regulators, including limitations on our writing of additional business, additional state supervision, or liquidation.

Although we follow the industry practice of reinsuring a portion of our risks, our costs of obtaining reinsurance in each of the last two years has increased substantially and the terms have become less favorable, with the result that we may not be able to successfully alleviate risk through our reinsurance arrangements.

We have a reinsurance structure that is a combination of private reinsurance and the Florida Hurricane Catastrophe Fund ("FHCF"). Our reinsurance structure is composed of several reinsurance companies with varying levels of participation providing coverage for losses and LAE at pre-established minimum and maximum amounts. Losses incurred in connection with a catastrophic event below the minimum and above the maximum are the responsibility of FNIC, MIC and MNIC.

The availability and costs associated with the acquisition of reinsurance varies year to year, with significant increases occurring in each of the last two years. We are not able to control additional future availability and price increases of reinsurance, which may be significant and may limit our ability to purchase adequate coverage. In addition, when the statutory surplus of our insurance subsidiaries decreases, it decreases the maximum per-event retention allowed by our rating agency and our regulators. While a lower per-event retention has the benefit of reducing our maximum exposure to any single catastrophic event, it also further increases the cost of our reinsurance program. The recovery of increased reinsurance costs through rate increases is not immediate and cannot be presumed, as rate increases are subject to approval of the OIR or LDI.

We will experience increased financial exposure due to changes in private excess-of-loss reinsurance market terms and conditions.

The private reinsurance market goes through what are known in the industry as “soft” and “hard” market cycles based on factors such as capital availability and expected returns within the reinsurance industry and variations in world-wide and regional weather patterns and other natural or man-made catastrophes that produce higher or lower loss experience than expected for the reinsurance industry. During soft market cycles, where losses have been less than expected, more favorable pricing, terms and conditions are more readily available to us, which reduces our potential exposure by providing broader coverage and at better pricing. During a hard market cycle, when less capital is available, higher returns are expected or where prior losses have been more than expected, private reinsurance markets typically increase pricing and tighten coverage, potentially resulting in more financial exposure to the Company. Certain hard markets can lead to the absence of certain types of reinsurance capacity at any reasonable price. Examples of tighter terms include, but are not limited to, the exclusion of coverage for certain types of weather events, removal of cascading protection and elimination of individual insurance carrier per-event retentions when there are multiple insurance carriers in a group. The reinsurance market for our 2021-2022 reinsurance program was a hard market, with less favorable terms, as described above, on a portion of our July 1, 2021 through June 30, 2022 property catastrophe excess-of-loss reinsurance program. In particular, portions of our 2021-2022 program exclude coverage for severe convective storms after hurricane season. Those portions of the reinsurance program that exclude severe convective storms are specifically in the lowest layer of coverage (below approximately $30 million in each tower). As such, other than the potential coverage under certain quota-share reinsurance treaties, the Company will retain 100% of any severe convective storm losses that may occur in this layer. We may determine to purchase additional coverage for such storms, but the Company anticipates that the reinsurance market will remain hard such that additional coverage may not be available or may be on terms, including premiums, unfavorable to us. While it is not possible to know what specific weather events will occur in the future, it is possible that we could experience a large event, or a series of smaller events that in aggregate could materially impact our balance sheet and our ability to comply with the capital requirements of our rating agencies and regulators. Peak season for severe convective storm losses occurs in March through May of each year. Our gross exposure to severe convective storms has been reduced somewhat for the 2022 peak season by the exposure management and runoff initiatives described herein. Such exposure will decrease substantially in future years as we continue to shrink the footprint of our book of business outside of Florida, particularly in Texas and Louisiana.

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

Many of the Company’s quota-share reinsurance treaties include contractual terms that limit the nature or amount of catastrophe losses that can be ceded into the treaties. For example, the quota-share treaties covering FNIC’s Florida homeowners book of business exclude named storm catastrophe losses and contain caps on non-named storm losses, or exclude them altogether. In addition, the quota-share treaty covering FNIC’s non-Florida book of business includes limits on the net loss that the reinsurer can incur during the treaty year, and has been commuted such that no further losses related to 2021 and prior can be ceded into the treaty. The quota-share treaty covering FNIC’s non-Florida book of business for the period from January 1, 2022 through June 30, 2022 excludes most catastrophe losses altogether.

A reduction in our future capacity to enter new, renew, or maintain existing quota-share or excess of loss reinsurance treaties could potentially decrease the scope of options available to us in response to managing future statutory surplus needs.

Our company is dependent on reinsurance to manage our exposure to weather events. We purchase excess of loss reinsurance to satisfy requirements of our state regulators, insurance industry rating agency, and debt rating agency. We also purchase quota-share reinsurance, which assists us in managing the statutory surplus of our insurance subsidiaries. Our inability to maintain, renew or secure excess of loss or quota-share reinsurance at an affordable price, or at any price, could impact our ability to write new business or continue our operations.

There are also practical constraints on the total percentage of a given book of business that can be ceded via quota-share reinsurance. During the two years ending December 31, 2021, the quota-share cession percentage on FNIC’s Florida homeowners book of business was increased from 10% to 40%, and the cession percentage on its non-Florida homeowners book was increased from zero to 100%, actions which benefited FNIC’s statutory surplus and RBC ratio. As such, FNIC has reduced capacity to increase the level of quota-share cessions in the future. MIC and MNIC currently have no quota-share treaties in place.

A future reduction in the amount of quota-share reinsurance in place, upon the expiration of the current treaties or termination of our treaties resulting from a ratings downgrade or the failures of such treaties to pass risk transfer, could reduce existing statutory surplus of the impacted carrier, potentially triggering the need for additional capital infusions.

To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty. Contractual provisions in a treaty that excessively limit the extent or timing of the net loss that a reinsurer can experience can conceivably preclude the treaty from meeting the criteria for risk transfer, thereby disqualifying it from reinsurance accounting treatment. An assessment of risk transfer must be performed upon entry into a new treaty, as well as each time the treaty is renewed. Each of our in-force quota-share reinsurance treaties qualified for reinsurance accounting at the time of its most-recent inception. Each of these treaties has a term of one-year or less (refer to Note 6 of the notes to our Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for further discussion of these reinsurance treaties). The Company currently expects to be able to renew each of the treaties that it determines beneficial to renew on terms that qualify for continued reinsurance accounting; however, there can be no assurance that the available market terms of these renewals (including pricing, coverage and exclusions) will also pass risk transfer. If a treaty that we desire to renew fails to qualify for reinsurance accounting based on its then-current renewal terms, it could adversely impact that carrier’s statutory surplus, triggering the need for additional capital infusions within a short period of time.

Certain of the Company’s quota-share treaties contain provisions that give the reinsurer the option to terminate the treaty in the event that our Demotech rating is downgraded or that we are placed into receivership. The termination of any of our quota-share treaties would place additional strain on our statutory surplus.

We expect to experience significantly increased financial exposure from climate change.

A body of scientific evidence strongly indicates that climate change is occurring. Climate change, to the extent that it affects weather patterns, is likely to cause a significant increase in the frequency and/or the severity of catastrophic events or severe weather conditions. Our financial exposure from climate change is most notably associated with losses in connection with the occurrence of hurricanes striking Florida, Louisiana and Texas and severe convective storms occurring in Louisiana and Texas. We mitigate the risk of financial exposure from climate change by restrictive underwriting criteria, sensitivity to geographic concentrations, and reinsurance.

Restrictive underwriting criteria can include, but are not limited to, limitations on the geographic areas in which we will write policies, higher premiums and deductibles and more specifically excluded policy risks such as fences and screened-in enclosures. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders and proximity to wind and/or flood-prone areas. Our amount of maximum reinsurance coverage is determined in part by subjecting our homeowners exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every “n” years. The statistical forecasting models have limitations, including the possible failure to contemplate emerging claims trends. This could include the impact of “social inflation,” where contractors and vendors extract more overages from an insurance policy than it was designed and price to provide, including the rise of “cottage industries” that are more active and aggressive than historical loss data may indicate. The potential failure of these models to capture such emerging trends, such as elevated claims litigation in Florida, gives rise to the risk that we may not purchase adequate catastrophic wind coverage. Our reinsurance coverage contemplates the effects of catastrophic events in a manner that satisfies our regulators, debtholders and our rating agency. Our amount of losses retained (our deductible) and the amount of coverage purchased in connection for any single event and in aggregate for a treaty year are influenced by market capacity, pricing conditions and our need for surplus preservation. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events.

We are refocusing our operations on the Florida homeowners market, which could have consequences that materially adversely impact our results of operations.

We are refocusing our operations on writing Florida homeowners policies by, among other things, allowing our policies outside of Florida to runoff. This process requires us to comply with applicable regulatory requirements when non-renewing our non-Florida policies at their expiration dates. As a result, the runoff of our non-Florida business will occur over a period of approximately 18 months during which policies will remain in effect until their expiration dates. The runoff of our non-Florida business may have consequences that could materially impact our financial condition and results of operations, such as the following:

•We expect our policies outside of Florida will remain in effect until their individual expiration dates, which means that we may have losses relating to weather events and other insured events in those markets until the policies expire.
•Our focus on writing policies only in Florida means that catastrophic weather events that impact Florida, such as hurricanes, tornados and hail events, may have a more severe adverse impact on us because of our more limited geographic footprint.
•As a result of our Florida-only focus, we may experience higher reinsurance costs or less reinsurance availability because of concerns by reinsurers about our lack of geographic diversity.
•Our decision to wind-down our business outside of Florida could cause agents to stop recommending us to their clients inside of Florida and could cause Florida homeowners seeking insurance to decide to move existing policies or not to obtain new policies from us.
•We may need to reduce our workforce as a result of the wind-down of our non-Florida operations, which may adversely impact our ability to retain our remaining employees.
•Non-Florida policies may leave the Company more quickly than expected, which could reduce our available earned premium to pay for certain expenses including ceded excess of loss reinsurance, which was priced based on the Company’s in-force exposure as of September 30, 2021 for the treaty year ending June 30, 2022, and thereby increase our expense ratios.
•Reputational risk with our investors, reinsurers, staff, agents, vendors and others with whom we interact and compete in our marketplace, which may impact our ability to compete in the competitive marketplace.
•The Company may be limited in its ability to exit these policies based on regulatory requirements including limitations on cancellations of policies that have recently had a claim, or based on limited ability by SageSure to move these policies to other insurance carriers based on the availability of similar coverages at competitive prices within the markets that we operate.

Trends in claims and coverage issues have had, and may continue to have, a material adverse impact on our business.

As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage emerge. These issues have adversely affect our business over the past few years and continue to impact us in ways that may not be fully clear at this time, by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known for many years after a policy is issued. An example of an existing trend, particularly in Florida homeowners insurance, is the assignment of benefits (“AOB”) for a claim where a service provider agrees to make a repair that may be covered by an insurance policy in exchange for the policyholder’s right to sue the insurance carrier directly. The AOB phenomenon substantially increased, and may continue to increase, our exposure to inflated claims, attorney’s fees and costs. Although legislative actions in the State of Florida to limit the effect of AOB on insurance companies were passed in 2019, the effect of such legislation has been a shift in the volume of lawsuits from third-party/AOB suits from third party contractors and vendors, to first party suits from our policyholders instead. Another recent trend has been increased litigation regarding construction defect claims against the insureds under our commercial general liability policies written in prior years in Florida. This recent trend has resulted in low severity, high frequency claims that, although typically excluded by our policy language, nevertheless generate a high volume of litigation and related defense costs. There can be no assurances that the 2019 AOB legislation or any other future legislative actions for broader tort or insurance reform will become law or, if enacted, that such actions will have the effect of limiting the impact on us of “social inflation” and/or other causes of elevated levels of lawsuits.

If our capital must be used to pay greater than anticipated claims, instead of continuing our focus on our products or markets in Florida, our financial results may suffer.

As discussed elsewhere in this Annual Report, we are focusing our operations on the Florida market. Our ability to continue that focus will depend on our ability to support growth in the geographic markets in which we do business, balanced by the business risks we choose to assume and cede. Our existing sources of funds include issuance of equity or debt securities (although the incurrence of additional debt in certain circumstances would require the consent of existing debt holders), sales of our investment securities, and our earnings from operations and investments. Catastrophic events in our market areas, such as the hurricanes experienced in Florida, Louisiana and Texas in 2021, 2020 and 2019, and other catastrophic weather events, have resulted and may result in greater claims losses than anticipated, which could require us to restrict growth while we redeploy our capital to pay these unanticipated claims.

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

Our failure to comply with the covenants in our senior note indenture, including as a result of events beyond our control such as a downgrade in our financial rating or a failure to renew excess-of-loss reinsurance coverage, could result in an event of default, which could materially and adversely affect our financial condition and results of operations.

The indentures for our senior notes require us to maintain certain financial ratios and to comply with various operational and other covenants, including maintenance of certain financial ratings and limitations on our ability to incur additional debt in certain circumstances without the approval of the existing noteholders. As of the date of this Annual Report, our debt is rated ‘BBB.’ If our rating were to decrease by two notches, to ‘BB+,’ the interest rate due on the senior notes would increase by 50 basis points and an additional 50 basis points for each additional notch below ‘BB+'. The terms of our senior note indentures currently prevent us from incurring additional debt (above a stated amount of $10 million) as provided in the indentures, paying cash dividends or repurchasing our shares.

If there were an event of default under the indentures that was not cured or waived, the holders of the senior notes could cause all amounts outstanding with respect to the senior notes to be due and payable immediately. A four notch decrease to our debt rating, to the level of BB-, would constitute such an event of default. If the Company is placed into receivership and/or fails to obtain excess-of-loss reinsurance, such conditions also represent potential defaults. We cannot assure our shareholders that our assets or cash flow would be sufficient to fully repay the senior notes, if accelerated upon an event of default, or that we would be able to refinance or restructure the payments on the senior notes. This would have a material adverse impact on our liquidity, financial condition and results of operations.

Because of our recent losses, our net deferred tax asset, against which we established a valuation allowance in the second quarter of 2021, will not be recoverable if we do not achieve net income.

Because of our recent losses, we established a valuation allowance in the second quarter of 2021 against the entire amount of the net deferred tax asset we had been reflecting on our balance sheet as required by GAAP. We will be able to recover the net deferred tax asset over time if we achieve taxable income, as to which there can be no assurances. In addition, our financial condition and results of operations, including of our insurance subsidiaries under statutory accounting principles, may be adversely affected by the lack of tax offsets against operating losses until we achieve adequate levels of taxable income.

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

Our investment portfolio consists primarily of interest rate sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. A significant increase in interest rates or decrease in credit worthiness could have a material adverse effect on our financial condition or results of operations. Declines in interest rates, such as occurred during 2020, could have an adverse effect on our investment income. In periods of rising interest rates, unrealized losses will arise on our investment portfolio. Further, if periods of net cash outflows arise, whether due to catastrophe losses or for other reasons, we may need to draw down our bond portfolio, reducing the interest income we will earn in future periods and converting unrealized losses to realized losses, which impact the statutory surplus of our insurance carriers.

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

Further, FNU has entered into a Claims Services Agreement with SageSure, effective February 1, 2022, wherein SageSure will provide claims adjusting and other claims-related services with respect to claims made under insurance policies issued by FNIC that were placed by SageSure. The personnel adjusting these claims will be adjusters employed by, or contracted with, SageSure and we are relying on SageSure to ensure that such personnel are trained and supervised appropriately. If such personnel are unable to adjust assigned claims in a timely manner in accordance with our guidelines, this could adversely affect our ability to pay and settle claims accurately, resulting in material litigation and negatively impacting our financial results.

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

We are a party to an insurance agency master agreement with ISA, an affiliate of Allstate, pursuant to which we are authorized by ISA to appoint Allstate agents to offer our homeowners insurance products to consumers in Florida. During the years ended December 31, 2021, 2020 and 2019, 19.3%, 20.7% and 23.2%, respectively, of the homeowners premiums we underwrote were from Allstate’s network of Florida agents. This concentration may increase further. An interruption or change in our relationship with ISA could have a material adverse effect on the amount of premiums we are able to write, as well as our results of operations.

We are a party to a managing general underwriting agreement with SageSure to manage our FNIC homeowners business outside of Florida. As a percentage of our total homeowners premiums, 24.6%, 25.5% and 23.1%, for the years ended December 31, 2021, 2020 and 2019, respectively, were underwritten by SageSure. As discussed elsewhere in the Form 10-K, the Company is in the process of running off the book of business managed by SageSure. An interruption in SageSure’s services for us, or issues with the quality thereof, could have a material adverse effect on the profitability of the business obtained through this relationship.

Some agreements with agents provide that the renewal rights for policies written under those agreements belong to the agents, making it more difficult for us to maintain the policies written and the premium income generated through these relationships.

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

We operate in highly competitive markets and face competition from national, regional and residual market insurance companies in the homeowners markets, many of whom are larger, have greater financial and other resources, have higher financial strength ratings and offer more diversified insurance coverage. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers. One particular competitor to note is Citizens, which is a quasi-governmental entity within the State of Florida. Citizens is designed to operate as a market of last resort, and is subject to limitations on how much it can raise its rates in any one year. Citizens has emerged in recent years as a significant competitor with rates that are now often cheaper than the private carriers, including our Company. Citizens is currently growing rapidly and is expected to do so for the foreseeable future, which limits our ability to write and retain business that may be profitable for our Company. Also, large national captive writers may have certain competitive advantages over independent agency writers, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs. We may be forced to reduce our premiums or increase our commissions significantly to compete, which could make us less profitable and have a material adverse effect on our business, results of operations and financial condition. If we do not meet the prices offered by our competitors, we may lose business in the short term, which could also result in a material adverse effect on our business, results of operations and financial condition.

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

Our failure to continue to meet Nasdaq’s continued listing standards, including its newly adopted board diversity rule, could have an adverse impact on our stock price.

Our shares are currently listed for trading on the Nasdaq Global Market. Remaining listed for trading on Nasdaq requires us to remain compliant with Nasdaq’s current continued listing requirements, which include maintaining minimum levels of shareholders’ equity, assets and revenues (depending on the compliance standard being used to demonstrate compliance), and other quantitative standards such as minimum market value of publicly held shares, $1.00 minimum closing bid price, and number of market makers. In addition, Nasdaq requires Nasdaq-listed companies to disclose board-level diversity statistics using a standard matrix beginning with the 2022 proxy statement, and to have or explain why they do not have at least two diverse directors beginning August 7, 2023. Although we currently meet the Nasdaq continued listing requirements, there can be no assurances that we will continue to do so in the future.

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

As a holding company, we depend on the earnings of our subsidiaries (particularly our non-regulated subsidiaries) and their ability to pay management fees and dividends to the holding company as the primary source of our income.

We are an insurance holding company whose primary assets are our subsidiaries. Our operations, and our ability to pay dividends or service our debt, are limited by the earnings of our subsidiaries and their payment of their earnings to us in the form of management fees, commissions, dividends, loans, advances or the reimbursement of expenses. These payments can be made only when our subsidiaries have adequate earnings. In addition, dividend payments made to us by our insurance subsidiaries are restricted by the applicable state laws governing our insurance subsidiaries. Generally, these laws limit the dividends permitted to be paid by insurance companies under complicated formulas based on the companies’ available capital and earnings. Our insurance subsidiaries have not paid any dividends to the holding company in over five years and we do not anticipate any such payments from our insurance carriers in the foreseeable future.

Payment of dividends from our non-insurance subsidiaries to the holding company in the future will depend upon the earnings and financial position of our non-regulated subsidiaries and such other factors as our board of directors deems relevant.

As described earlier in these risk factors, the Company has concluded there is substantial doubt as to its ability to continue as a going concern.

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

Investors currently known to be the beneficial owners of more than 5.0% of our common stock hold approximately 40% of our outstanding shares. Sales of a substantial number of shares of our common stock in the public market or otherwise by our existing shareholders, or the possibility or perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. In addition, we may issue additional shares of our common stock from time to time in the future in amounts that may be significant. The sale of substantial amounts of our common stock by us, or the perception that these sales may occur, could adversely impact our stock price. Refer to Note 3 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our acquisition of the Maison Companies.

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

HOLDERS

As of March 4, 2022, there were 125 holders of record of our common stock.

STOCK PERFORMANCE GRAPH

The following graph shows the cumulative total shareholder return on our common stock over the last five fiscal years as compared with the total returns of the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index. In accordance with SEC rules, this graph includes indices that we believe are comparable and appropriate.

FedNat Holding Company

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Index
FedNat Holding Company	100.00	90.40	110.51	94.33	34.84	8.30
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
SNL Insurance P&C	100.00	120.37	116.34	144.66	152.46	182.30

Returns are based on the change in year-end to year-end price. The graph assumes $100 was invested on December 31, 2016 in our common stock, the NASDAQ Composite Index and the SNL Property & Casualty Insurance Index and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating Results Overview — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth results of operations for the periods presented:

	Year Ended December 31,
	2021	% Change	2020
	(Dollars in thousands)
Revenues:
Gross premiums written	$684,777	(5.8)%	$726,885
Gross premiums earned	708,820	(1.7)%	720,967
Ceded premiums	(525,517)	47.3%	(356,833)
Net premiums earned	183,303	(49.7)%	364,134
Net investment income	6,770	(42.6)%	11,786
Net realized and unrealized gains (losses)	11,017	(38.9)%	18,032
Direct written policy fees	13,051	(6.6)%	13,970
Other income	31,408	31.2%	23,941
Total revenues	245,549	(43.1)%	431,863

Costs and expenses:
Losses and loss adjustment expenses	232,760	(38.2)%	376,449
Commissions and other underwriting expenses	81,180	(34.7)%	124,288
General and administrative expenses	24,355	4.0%	23,420
Interest expense	8,758	14.3%	7,661
Impairment of intangibles	1,280	(89.1)%	11,699
Total costs and expenses	348,333	(35.9)%	543,517

Income (loss) before income taxes	(102,784)	NCM	(111,654)
Income tax expense (benefit)	316	NCM	(33,496)
Net income (loss)	$(103,100)	NCM	$(78,158)

Ratios to net premiums earned:
Net loss ratio	127.0%		103.4%
Net expense ratio	57.6%		40.5%
Combined ratio	184.6%		143.9%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Revenue
Total revenues	$245,549	$431,863
Less:
Net realized and unrealized investment gains (losses)	1,592	18,032
Adjusted operating revenues	$243,957	$413,831

Net Income (Loss)
Net income (loss)	$(103,100)	$(78,158)
Less:
Net realized and unrealized investment gains (losses)	1,592	10,801
Acquisition and strategic costs	(12)	(171)
Amortization of identifiable intangibles	(138)	(90)
Impairment of intangibles	(1,280)	(11,417)
Adjusted operating income (loss)	$(103,262)	$(77,281)

Income tax rate assumed for reconciling items above, excluding impairment of goodwill	—%	40.100%

Revenue

Total revenue decreased $186.4 million, or 43.1%, to $245.5 million for the year ended December 31, 2021, as compared to $431.9 million for the year ended December 31, 2020. The decrease was driven primarily by increases in ceded premiums from incremental quota-share agreements and higher catastrophe reinsurance costs, as well as lower gross premiums, net investment income and net realized gains, slightly offset by higher other income, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gross premiums written:
Homeowners Florida	$428,439	$444,576
Homeowners non-Florida	235,278	263,534
Federal flood	21,304	19,022
Non-core (1)	(244)	(247)
Total gross premiums written	$684,777	$726,885

(1)Reflects exited lines of business.

Gross premiums written decreased $42.1 million, or 5.8%, to $684.8 million for the year ended December 31, 2021, as compared to $726.9 million for the year ended December 31, 2020, which was driven by a reduction in our policies-in-force and exposure across all states, as a result of our rigorous exposure management in response to the challenging litigation environment, partially offset by rate actions that we have taken across our insurance subsidiaries.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Gross premiums earned:
Homeowners Florida	$434,120	$459,511
Homeowners non-Florida	254,740	244,192
Federal flood	20,204	17,511
Non-core (1)	(244)	(247)
Total gross premiums earned	$708,820	$720,967

(1)Reflects exited lines of business.

Gross premiums earned decreased $12.2 million, or 1.7%, to $708.8 million for the year ended December 31, 2021, as compared to $721.0 million for the year ended December 31, 2020, driven primarily by the same reasons as the decrease in gross premiums written, discussed above.

Ceded Premiums Earned

Ceded premiums earned increased $168.7 million, or 47.3%, to $525.5 million for the year ended December 31, 2021, as compared to $356.8 million for the year ended December 31, 2020. The increase was driven by approximately $124 million of higher quota-share ceded premium: $69 million related to new and incremental quota-share treaties for FNIC's Florida book of business and $55 million related to the 80% quota-share treaty for FNIC's non-Florida book of business. Additionally, there was approximately $41 million higher catastrophe reinsurance spend, driven by higher rate-on-line prices in the 2020-2021 catastrophe excess of loss reinsurance program as well as additional purchases of supplemental coverage in that treaty year to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower, following the six retention catastrophe events that have occurred since July 1, 2020. The increase to ceded premium earned associated with the aforementioned quota-share treaties is largely offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $5.0 million, or 42.6%, to $6.8 million during the year ended December 31, 2021, as compared to $11.8 million during the year ended December 31, 2020. This decrease was driven by a smaller fixed income portfolio as well as a decline in the associated yield as a result of declining interest rates during the last year. Related to the former, we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity over the last year, particularly with respect to funding of retained losses from catastrophe weather events.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) decreased $7.0 million, to $11.0 million for the year ended December 31, 2021, as compared to $18.0 million for the year ended December 31, 2020. We recognized less than $0.1 million and $(4.1) million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized investment gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice in most quarters. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020.

During the first six months of 2021, we purchased additional reinsurance limit for our excess of loss catastrophe reinsurance program for 2020-2021, which we determined had an embedded derivative. For the twelve months ended December 31, 2021, the Company recognized $9.4 million in realized and unrealized embedded derivative gains. Refer to Notes 2, 4, and 6 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report. for further information related to our embedded derivative.

Direct Written Policy Fees

Direct written policy fees decreased by $0.9 million, or 6.6%, to $13.1 million for the year ended December 31, 2021, as compared to $14.0 million for the year ended December 31, 2020. The decrease is primarily driven by a reduction in our policies in-force and exposure in Florida, as a result of our rigorous exposure management in response to the challenging litigation environment.

Other Income

Other income increased $7.5 million, or 31.2%, to $31.4 million for the year ended December 31, 2021, as compared to $23.9 million for the year ended December 31, 2020. Other income included the following for the periods presented:

	Year Ended December 31,
	2021	% Change	2020
	(Dollars in thousands)
Other income:
Commission and other fee income	$4,584	36.6%	$3,357
Brokerage	25,343	33.8%	18,948
Financing and other revenue	1,481	(9.5)%	1,636
Total other income	$31,408	31.2%	$23,941

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place, including reinstatement premiums and/or additional purchases, during 2021 as compared to 2020.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Year Ended December 31,
	2021		2020
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$144,782	79.0%	$230,602	63.3%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	144,782	79.0%	230,602	63.3%
Current year catastrophes (2):
Florida	26,476	14.4%	55,533	15.3%
Texas	46,396	25.3%	26,204	7.2%
Louisiana	6,810	3.7%	44,174	12.1%
Other states	2,059	1.1%	2,386	0.7%
Total current year catastrophes	81,741	44.5%	128,297	35.3%
Prior year loss development (redundancy):
Homeowners	7,450	4.1%	(655)	(0.2)%
Non-core (1)	(1,145)	(0.6)%	19,022	5.2%
Ceded losses subject to offsetting experience account adjustments (3)	(68)	—%	(816)	(0.2)%
Total prior year loss development (redundancy)	6,237	3.5%	17,551	4.8%
Total net losses and LAE	$232,760	127.0%	$376,449	103.4%

(1)Reflects exited lines of business.
(2)Includes Property Claims Services ("PCS") weather events and other events impacting multiple insureds for which the Company's insurance carriers established catastrophe event codes, net of the benefit of claims handling services. These catastrophe events are typically wind, hail and tornado related weather events. Any individual catastrophe event with gross losses greater than $20 million, on a pre-tax basis, are considered significant and specifically addressed in the commentary below. Excludes any catastrophe related activity recorded in other financial statement line items, outside of loss and loss adjustment expenses.
(3)Reflects homeowners losses ceded under retrospective reinsurance treaties to the extent there is an offsetting experience account adjustment, such that there is no impact on pre-tax net income (loss).

Losses and LAE decreased $143.6 million, or 38.2%, to $232.8 million for the year ended December 31, 2021, as compared to $376.4 million for the year ended December 31, 2020 driven by higher ceded losses under quota-share reinsurance treaties and lower net catastrophe losses. The net loss ratio increased 23.6 percentage points, to 127.0% in 2021, as compared to 103.4% in 2020. The higher loss ratio was primarily the result of higher ceded premiums, as discussed earlier, which reduces net earned premiums, the denominator on the net loss ratio calculation.

Net losses and LAE for the year ended December 31, 2021 were driven by approximately $81.7 million of net catastrophe losses, net of reinsurance and claims handling fee income, and prior year reserve strengthening of $6.2 million, which was partially offset by $10.7 million of income recognized within realized and unrealized gains in our consolidated statement of operations (refer to Notes 2, 4 and 6 for further information). The 2021 weather events were driven by Hurricane Ida, Winter Storm Uri as well as a number of convective storm and hail events impacting Louisiana, Florida and Texas. The net catastrophe losses were adversely impacted by having reached the net loss limit contained in the FNIC non-Florida quota-share treaty, which reduced the amount of net losses that we were able to cede in 2021. The 2020 net losses were driven by net catastrophe losses of $128.3 million and prior period reserve strengthening of $17.6 million. Additionally, higher ceded losses through our quota-share treaties and lower attritional losses in FNIC's Florida book of business drove lower current accident year losses, excluding catastrophes, compared to the prior year.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$47,817	$54,043
All other	48,672	49,384
Ceding commissions	(77,090)	(27,143)
Total commissions	19,399	76,284

Fees	5,367	5,079
Salaries and wages	13,896	13,791
Other underwriting expenses	42,518	29,134
Total commissions and other underwriting expenses	$81,180	$124,288

Commissions and other underwriting expenses decreased $43.1 million, or 34.7%, to $81.2 million for the year ended December 31, 2021, as compared to $124.3 million for the year ended December 31, 2020. This decrease was primarily due to higher ceding commission driven primarily by the new quota-share treaties in FNIC's Florida and non-Florida books of business. Refer to Ceded Premium Earned above for additional information. The higher ceding commission was partially offset by an increase in other underwriting expenses, which was the result of the benefit from the 50% profit-sharing agreement in the first half of 2020.

The net expense ratio increased 17.1 percentage points to 57.6% in 2021, as compared to 40.5% in 2020 due primarily to higher ceded reinsurance premiums in 2021. Our gross expense ratio was 25.8% and 24.3% during the 2021 and 2020, respectively, demonstrating the Company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 4.0%, to $24.4 million for the year ended December 31, 2021, as compared to $23.4 million for the year ended December 31, 2020.

Interest Expense

Interest expense increased $1.1 million to $8.8 million for the year ended December 31, 2021, as compared to $7.7 million for the year ended December 31, 2020. Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for information related to changes to our existing debt and new debt issuance, which increased interest expense during 2021 as compared to 2020.

Impairment of Intangibles

Effective October 1, 2021, due to the Company's plan to execute an orderly runoff of MIC's insurance operations, management concluded there was an indication of impairment for the identifiable intangible assets established in conjunction with the acquisition of the Maison Companies in December 2019. Therefore, during the fourth quarter of 2021, we performed a discounted cash flow analysis to measure and record a non-cash impairment of $1.3 million, against which there is no tax offset. The impairment was due primarily to a decline in forecasted revenue and a higher discount rate, which lowered the fair value below carrying value. Refer to Overview of Insurance Lines of Business - Non-Florida set forth in Part I, Item 1. Business of this Annual Report, above for additional information on the Company's plan related to MIC.

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 was impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there was no tax offset, representing the write-off of the full amount of the goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the unfavorable claims environment in the state of Florida that existed at that time reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

Correspondingly, effective October 1, 2020, we believed there was an indication of impairment for the identifiable intangible assets, and performed a discounted cash flow analysis to measure and record a non-cash impairment of $0.7 million, due primarily to a higher discount rate, which lowered the fair value below carrying value.

Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information related to our goodwill and identifiable intangible assets.

Income Taxes

Income tax expense (benefit) increased $33.8 million to $0.3 million for the year ended December 31, 2021, as compared to $(33.5) million for the year ended December 31, 2020. Refer to Note 11 of the notes to our Consolidated Financial Statements for information related to the increase in our valuation allowance for 2021 and our effective income tax rate.

Consolidated Company Outlook – Potential Changes in Financial Trends

As discussed under Overview of Insurance Lines of Business – Non-Florida above in “Part I, Item I. Business, Insurance Operations and Related Services” of this annual report, the Company intends to re-focus its operations on its Florida homeowners business. The orderly runoff of MIC and the transfer-upon-renewal of FNIC’s non-Florida business to alternative insurance carrier partners of SageSure impact forward-looking expectations with respect to financial trends. Such impacts with respect to the Company's non-Florida business include, but are not limited to:

•Declines in net written and gross earned premiums;
•Declines in loss and loss adjustment expenses as well as in commissions and other underwriting expenses;
•Declines in exposure to catastrophe weather losses;
•Declines in the expected cost of excess of loss reinsurance coverages over the runoff period; and
•Reduced need or potential need for surplus infusions into FNIC and MIC, and corresponding reductions in the Company’s overall capital needs.

Overall, the Company anticipates lower consolidated earnings. However, if catastrophe losses were to continue at the elevated levels experienced in the past eighteen months, it is expected that the orderly exit of the non-Florida business will have proven beneficial to the Company’s earnings over the runoff period.

See Going Concern in “Part I, Item I. Business, Insurance Operations and Related Services” of this annual report for discussion of the potential for the Company to be placed into receivership, which would materially impact financial trends in our results of operations

Operating Results Overview — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth selected results of operations for the periods presented:

	Year Ended December 31,
	2020	% Change	2019
	(Dollars in thousands)
Revenues:
Gross premiums written	$726,885	19.0%	$610,608
Gross premiums earned	720,967	23.8%	582,334
Ceded premiums	(356,833)	63.2%	(218,682)
Net premiums earned	364,134	0.1%	363,652
Net investment income	11,786	(25.9)%	15,901
Net realized and unrealized investment gains (losses)	18,032	154.5%	7,084
Direct written policy fees	13,970	37.0%	10,200
Other income	23,941	32.1%	18,124
Total revenues	431,863	4.1%	414,961

Costs and expenses:
Losses and LAE	376,449	37.9%	273,080
Commissions and other underwriting expenses	124,288	16.0%	107,189
General and administrative expenses	23,420	0.9%	23,203
Interest expense	7,661	(28.9)%	10,776
Impairment of intangibles	11,699	NCM	—
Total costs and expenses	543,517	31.2%	414,248

Income (loss) before income taxes	(111,654)	NCM	713
Income tax expense (benefit)	(33,496)	NCM	(298)
Net income (loss)	$(78,158)	NCM	$1,011

Ratios to net premiums earned:
Net loss ratio	103.4%		75.1%
Net expense ratio	40.5%		35.9%
Combined ratio	143.9%		111.0%

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

(1)Reflects exited lines of business.

Gross premiums written increased $116.3 million, or 19.0%, to $726.9 million for the year ended December 31, 2020, as compared to $610.6 million for the year ended December 31, 2019. The gross premiums written increase was driven by our growth in our non-Florida book of business, including $77.8 million from MIC's non-Florida business, as we reduce our exposure in the state of Florida, as a result of the challenging litigation environment. Overall, homeowners grew 19.1%.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Gross premiums earned:
Homeowners Florida	$459,511	$452,730
Homeowners non-Florida	244,192	112,836
Federal flood	17,511	15,073
Non-core (1)	(247)	1,695
Total gross premiums earned	$720,967	$582,334

(1)Reflects exited lines of business.

Gross premiums earned increased $138.7 million, or 23.8%, to $721.0 million for the year ended December 31, 2020, as compared to $582.3 million for the year ended December 31, 2019. The higher gross premiums earned was primarily driven by higher non-Florida premiums, including $73.3 million from MIC's non-Florida business.

Ceded Premiums Earned

Ceded premiums earned increased $138.1 million, or 63.2%, to $356.8 million for the year ended December 31, 2020, as compared to $218.7 million for the year ended December 31, 2019. The increase was driven by approximately $91.5 million higher excess of loss reinsurance spend, as prices and overall property exposures increased, including $32.8 million from the Maison Companies acquisition, in the year 2020 as compared to 2019. Additionally, stemming from the non-cascading portion of our reinsurance tower and number of catastrophe events, we purchased supplemental coverage to backfill layers and gaps in coverage, which increased ceded premium earned by $10.4 million when comparing these periods. Furthermore, there was approximately $34.1 million of additional ceded premium related to the 50% quota-share treaty for FNIC's non-Florida book of business that became effective July 1, 2020 and was subsequently increased to 80% effective December 1, 2020. The increase to ceded premium earned associated with the aforementioned quota-share treaties is partially offset by corresponding reductions in loss and LAE, and commission and other underwriting expenses when comparing the periods.

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

Net Realized and Unrealized Investment Gains (Losses)

Net realized and unrealized investment gains (losses) increased $10.9 million, to $18.0 million for the year ended December 31, 2020, as compared to $7.1 million for the year ended December 31, 2019. We recognized $(4.1) million (more than offset by realized gains on sales) and $4.1 million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized gains are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice most quarters. Furthermore, to mitigate the potential COVID-19 related adverse impact on the financial stability of the issuers of securities we hold, certain positions were liquidated during 2020. In addition, to reduce the potential impact of equity market volatility on our capital and liquidity, we sold all of the Company's investments in common stock.

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

The increase in other income was primarily driven by higher brokerage revenue. The brokerage revenue increase is the result of higher excess of loss reinsurance spend from the reinsurance programs in place during 2020 as compared to 2019.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Year Ended December 31,
	2020		2019
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$230,602	63.3%	$207,808	57.1%
Non-core (1)	—	—%	1,601	0.4%
Total current accident year, excluding catastrophes	230,602	63.3%	209,409	57.5%
Current year catastrophes (2):
Florida	55,533	15.3%	26,250	7.4%
Texas	26,204	7.2%	12,400	3.4%
Louisiana	44,174	12.1%	8,900	2.4%
Other states	2,386	0.7%	5,150	1.4%
Total current year catastrophes	128,297	35.3%	52,700	14.6%
Prior year loss development (redundancy):
Homeowners	(655)	(0.2)%	615	0.2%
Non-core (1)	19,022	5.2%	12,845	3.5%
Ceded losses subject to offsetting experience account adjustments (3)	(816)	(0.2)%	(2,489)	(0.7)%
Total prior year loss development (redundancy)	17,551	4.8%	10,971	3.0%
Total net losses and LAE	$376,449	103.4%	$273,080	75.1%

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

Losses and LAE increased $103.3 million, or 37.9%, to $376.4 million for the year ended December 31, 2020, as compared to $273.1 million for the year ended December 31, 2019. The net loss ratio increased 28.3 percentage points, to 103.4% in 2020, as compared to 75.1% in 2019. The higher ratio was primarily the result of higher catastrophe net losses when comparing the periods, as 2020 included $128.3 million, net of reinsurance. Approximately $37 million of catastrophe net losses from FNIC's non-Florida book of business was subject to a 50% profit-sharing agreement prior to the 50% profit-sharing agreement prior to the 50% quota share becoming effective on July 1, 2020 and increasing to 80% effective December 1, 2020, as discussed above.

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

Commissions and Other Underwriting Expenses

The following table sets forth commissions and other underwriting expenses for the periods presented:

	Year Ended December 31,
	2020	2019
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$54,043	$52,962
All others	49,384	25,491
Ceding commissions	(27,143)	(12,128)
Total commissions and other fees	76,284	66,325

Fees	5,079	3,368
Salaries and wages	13,791	12,114
Other underwriting expenses	29,134	25,382
Total commissions and other underwriting expenses	$124,288	$107,189

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

Impairment of Intangibles

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 was impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

Correspondingly, effective as of October 1, 2020, we believed there was an indication of impairment for our identifiable intangible assets, therefore we performed a discounted cash flow analysis to measure and record a non-cash impairment of $0.7 million, due primarily to a higher discount rate, which lowered the fair value below carrying value.

Refer to Note 8 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for additional information related to our goodwill and identifiable intangible assets.

Income Taxes

Income tax expense (benefit) decreased $33.2 million to $(33.5) million for the year ended December 31, 2020, as compared to $(0.3) million for the year ended December 31, 2019. The decrease in income tax expense is predominantly the result of the pre-tax loss during the current year as compared to income during 2019. Additionally, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), signed into law on March 27, 2020, enabled us to carry back net operating loss to prior years when the statutory federal income tax rate was at 35%, which increased our effective tax rate during 2020. Refer to Note 11 of the notes to our Consolidated Financial Statements for additional information regarding the CARES Act.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, ceding of claims payments pursuant to reinsurance treaties, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of December 31, 2021, on a consolidated basis, the Company held $83.5 million in cash and cash equivalents and $333.4 million in investments. As of December 31, 2020, on a consolidated basis, the Company held $102.4 million in cash and cash equivalents and $491.4 million in investments. Total shareholders’ equity decreased $98.8 million, to $59.4 million as of December 31, 2021, as compared with $158.2 million as of December 31, 2020, due primarily to a net loss and unrealized losses on our bond portfolio, partially offset by issuance of common stock. The Company believes it has adequate holding company liquidity to accommodate its potential first quarter catastrophe losses, and to maintain regulatory minimum RBC ratios throughout 2022.

As described in Going Concern in “Part I, Item I. Business, Insurance Operations and Related Services” of this annual report , the Company believes there is substantial doubt regarding its ability to continue as a going concern. The Company has been notified by Demotech that FNIC has been downgraded from “A” to “S”. MNIC’s “A” rating was recently affirmed. The Company believes that the downgrade of FNIC’s Demotech rating will adversely impact our ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida regarding such coverage, which could ultimately result in the Company being placed into receivership.

The Company has outstanding $100 million of 2029 Notes ("2029 Notes"), which at issuance bore interest at the annual rate of 7.50%. In connection with the amendment of the indenture covenants to increase the maximum debt-to-capital ratio applicable to the incurrence of debt to 60% and decreasing the maximum debt-to-capital ratio applicable to restricted payments, including cash dividends on our common stock, to 20%, the interest rate was increased by 0.25% to 7.75% per annum beginning March 15, 2021. Refer to Note 10 of the notes to our Consolidated Financial Statements for additional information regarding the 2029 Notes.

The Company has outstanding $21 million of Convertible Senior Unsecured Notes due 2026 ("2026 Notes"), which bear interest at the annual rate of 5.0%. The 2026 Notes are convertible in part or in whole at the option of the holders at any time until the close of business on the second trading day prior to the maturity date on April 19, 2026 ("Maturity Date") into shares of the Company’s common stock at an initial conversion rate of 166.6667 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes (equivalent to an initial conversion price of $6.00 per share), subject to customary adjustments in certain circumstances. The Company will not have the right to redeem the 2026 Notes prior to the Maturity Date. Holders of the 2026 Notes may require the Company to purchase their 2026 Notes upon a change of control at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of purchase.

If the Company is placed into receivership and/or fails to obtain excess-of-loss reinsurance, such conditions represent potential defaults under our debt indentures that could result in acceleration of repayment of our debt. We cannot provide any assurance that we will be able to comply with certain covenants in our senior note indentures or to make satisfactory alternative arrangements in the event we cannot do so.

The Company's actual debt to capital ratio as of December 31, 2021 was approximately 66.7%.

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

Historically, we have met our liquidity requirements primarily through cash generated from operations. Beginning in 2020, property and casualty businesses, including FNHC’s insurance carriers, have been materially adversely impacted by multiple catastrophes, hail, and wind-related severe weather events and private reinsurers have tightened coverage provisions and raised the cost of their coverages. As a result, sales of our portfolio of fixed income securities was a significant source of liquidity for the Company. Quota-share reinsurance treaties are another liquidity management tool, via the ceding commission the Company receives upon inception and the related reduction to statutory surplus requirements. New quota-share treaties entered or increased were responsive to these purposes, as well as to reduce the Company's exposure to non-named storm catastrophes. Certain of the Company’s quota-share treaties contain provisions that give the reinsurer the option to terminate the treaty in the event that our Demotech rating is downgraded or that we are placed into receivership. The termination of any of our quota-share treaties would place additional strain on our statutory surplus.

Management continually monitors and adjusts its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges to ensure that we have adequate liquidity and capital. The Company's Board and management continue to explore all options to strengthen the Company's capital position. Management is pursuing various financing alternatives to augment our capital and liquidity, including possible equity or debt financings (consistent with our indentures) and possible sales of non-core assets. Continuing occurrences of severe weather events and the current significant economic uncertainty and volatility in the credit and capital markets may impair our ability to raise additional capital. We may not be able to raise sufficient additional capital to avoid a down grade of our Demotech rating, and our other efforts to improve our profitability may not succeed.
Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of this Annual Report, the Company's insurance operations are subject to the laws and regulations of the states in which we operate. The OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions ("NAIC") risk-based capital ("RBC") requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. Our rating agency for our insurance carriers, Demotech, Inc. requires a minimum RBC ratio of 300%, among other metrics, for a carrier to maintain a Demotech rating. FNIC was recently downgraded from “A” to “S”. See Going Concern in “Part I, Item I. Business, Insurance Operations and Related Services” of this annual report for discussion of the loss of FNIC’s “A” rating. As of December 31, 2021, FNIC’s statutory surplus, which includes MNIC, was $99.4 million, which included a $17.1 million surplus infusion effective December 31, 2021, via the assignment, from FNHC to FNIC, of a surplus note receivable. The surplus note was issued by MIC in December 2019 and matures in December 2022. As of December 31, 2021, MIC’s statutory surplus was $30.8 million. MIC's December 31, 2021 surplus reflects a surplus infusion of $4.0 million in February 2022 with an effective date as of December 31, 2021, as approved by the Florida regulator. In conjunction with the Company’s November 2021 decision to re-focus on its Florida homeowners business as discussed under Overview of Insurance Lines of Business – Non-Florida above in "Part I, Item 1. Business, Insurance Operations and Related Services" of this Annual Report, the Company is in the process of executing an orderly runoff of MIC’s business. The Company remains committed to maintaining statutory surplus in MIC that satisfies minimum regulatory requirements through the runoff period. As a result of the Company’s decision to support MIC to the level of minimum regulatory capital but not to a 300% RBC level, Demotech has withdrawn its rating of MIC. The ratings of FNIC and MNIC remain in place at “S” and “A”, respectively, and are independent of this action. Adjusted for the intercompany impacts of the surplus note referenced above, the combined statutory surplus of our insurance carriers is approximately $113 million.

As of December 31, 2021, the Company has approximately $44 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to “holding company liquidity”) that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries. This figure was reduced by $4 million in February 2022 as a result of the surplus infusion described above. As a result, the Company has approximately $40 million of holding company liquidity heading into the first quarter of 2022. We expect that at least some portion of these funds will need to be infused into our insurance carriers as a result of catastrophe weather losses incurred during the first quarter of 2022. The amount of such infusion will be determined in conjunction with our first quarter 2022 accounting and reporting cycle.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70% of the ACL amount. Based upon the 2021, 2020 and 2019 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements. FNIC’s ratio of statutory surplus to its ACL was 313% and 303% as of December 31, 2021 and 2020, respectively. MNIC’s ratio of statutory surplus to its ACL was 1,152% and 736% as of December 31, 2021 and 2020, respectively. MIC’s ratio of statutory surplus to its ACL was 305% and 348% as of December 31, 2021 and 2020, respectively.

As described above, the Company intends to maintain no less than the minimum required regulatory capital within MIC, but does not intend to maintain a 300% RBC ratio. The Company will continue to closely coordinate with all applicable state insurance departments with respect to its plan of operation throughout the runoff period.

Refer to "Part I, Item 1A., Risk Factors” for more information on how over time, additional weather-related events and actions by reinsurers, including loss limitations in reinsurance treaties and our ability to renew existing reinsurance treaties, could adversely affect the Company’s ability to maintain a 300% RBC ratio in FNIC and MNIC (which is critical to maintaining a Demotech rating) and minimum required regulatory capital in MIC or FNHC's ability to contribute necessary capital. In addition, because of the valuation allowance on the Company’s NOL deferred tax assets, the insurance carriers will not benefit from immediate tax benefits of any future quarterly losses they incur. As such, any surplus infusions required will be larger than they would have been if our net deferred tax assets were deemed fully realizable.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future, including maintaining regulatory minimum capital levels in our insurance carriers. However, our ability to maintain 300% RBC levels in FNIC and MNIC (which is critical to maintaining a Demotech rating) may be dependent on our ability to raise additional capital in the future. There can be no guarantee additional capital will be available to the Company, if needed. Future strategies and catastrophe events would require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by (used in) operating activities decreased to $(191.2) million for the year ended December 31, 2021 compared to $(91.9) million for the year ended December 31, 2020. This decrease primarily reflects higher reinsurance spend and lower gross written premiums, partially offset by lower expenses from losses and LAE, primarily from reinsurance recoveries.

Net cash (used in) operating activities decreased to $(91.9) million for the year ended December 31, 2020 compared to net cash provided of $35.3 million for the year ended December 31, 2019. This decrease primarily reflects higher expenses paid, including those related to commissions and underwriting expenses and losses and LAE, including higher net catastrophe losses.

Investing Activities

Net cash provided by (used in) investing activities was $136.9 million for the year ended December 31, 2021, as compared to $76.4 million for the year ended December 31, 2020. The change primarily reflects lower purchases of debt and equity investment securities of $176.3 million for the year ended December 31, 2021, as compared to $585.6 million for the year ended December 31, 2020, partially offset by lower sales, maturities and redemptions of our debt and equity investment securities of $315.1 million in 2021 as compared to $665.3 million in 2020. This drawdown of the investment portfolio was necessary to fund the operating cash outflows described above.

Net cash provided by (used in) investing activities was $76.4 million for the year ended December 31, 2020, as compared to $(9.0) million for the year ended December 31, 2019. The change was due to higher proceeds from sales of debt and equity investment securities of $578.5 million the year ended December 31, 2020, as compared to $173.4 million for the year ended December 31, 2019 and higher maturities and redemptions of debt investment securities of $86.8 million for 2020, as compared to $43.9 million for the year ended 2019. This was partially offset by higher purchases of debt and equity investment securities of $585.6 million for the year ended December 31, 2020, as compared to $234.7 million for the year ended December 31, 2019.

Financing Activities

Net cash provided by (used in) financing activities was $35.4 million for the year ended December 31, 2021, as compared to $(15.5) million for the year ended December 31, 2020. The change primarily reflects proceeds from issuance of long-term debt of $19.8 million for the year ended December 31, 2021 and issuance of shares of our common stock of $15.6 million in our 2021 public offering as compared to repurchases of $10.4 million of FedNat Holding Company common stock and payment of dividends of $5.1 million in 2020.

Net cash provided by (used in) financing activities was $(15.5) million for the year ended December 31, 2020, as compared to $42.6 million for the year ended December 31, 2019. The change was primarily due to proceeds from issuance of long-term debt of $98.4 million for the year ended December 31, 2019 and repurchases of FedNat common stock of $10.4 million in 2020, as compared to $3.4 million in 2019. These changes were partially offset by payment of long-term debt of $48.0 million for the year ended December 31, 2019.

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

Insurance premiums are established before we know the amount of losses and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate premiums, including the use of third-party vendor "replacement cost estimator" tools when establishing coverage limits on policies we issue, we may be limited in raising premium levels for competitive and regulatory reasons. Inflation may also affect the market value of our investment portfolio and the investment rate of return. Any future economic changes that result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred losses and LAE and thereby materially adversely affect future liability requirements.

CONTRACTUAL OBLIGATIONS

The table sets forth a summary of long-term contractual obligations as of December 31, 2021, and includes amounts that represent estimates of gross undiscounted amounts payable over time, as follows:

	Payments Due By Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Loss and loss adjustment expense reserves (1)	$738,794	$435,888	$221,638	$44,328	$36,940
Long-term debt (2)	121,000	—	—	21,000	100,000
Operating leases	7,826	1,098	2,295	2,255	2,178
Total long-term contractual obligations	$867,620	$436,986	$223,933	$67,583	$139,118

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

Our debt securities are classified as available-for-sale and recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale are excluded from income and reflected in other comprehensive income (loss) as a separate component of shareholders’ equity until realized. Prior to January 1, 2020, if a decline in fair value was deemed to be other-than-temporary, the investment was written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment ("OTTI") loss on the statement of operations. As the result of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13") beginning on January 1, 2020, we instead record an allowance for credit loss. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding allowances for credit loss. Any portion of the market decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income (loss) rather than against income. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income (loss).

When we invest in certain companies, such as limited partnerships and limited liability companies, and if we determine we are not the primary beneficiary, we account for them using the equity method to determine the carrying value, which is included in other assets on our Consolidated Balance Sheets. Our maximum exposure to loss is limited to the capital we invest.
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

Premiums and Unearned Premiums

We recognize premiums as revenue on a pro-rata basis over the term of an insurance policy. Reinsurance premiums written and earned are based on contract terms for excess-of-loss and quota-share contracts. Premiums are earned over the terms of the related coverage.

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

Reinsurance

Reinsurance is used to mitigate the exposure to losses, manage capacity and protect capital resources. Obtaining adequate catastrophe reinsurance coverage is critical to the viability of our business model. Reinsuring loss exposures does not relieve a ceding entity from its obligations to policyholders and cedants. Reinsurance recoverables (including amounts related to claims incurred but not reported) and ceded unearned premiums are reported as assets. To minimize exposure to losses from a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of the reinsurer, the collectability of the reinsurance recoverables is evaluated (and where appropriate, whether an allowance for estimated uncollectible reinsurance recoverables is to be established) based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Refer to Note 7 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information regarding allowances for credit loss.

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

Deferred Acquisition Costs and Value of Business Acquired

Deferred acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. We defer incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred acquisition costs generally include agent or broker commissions, referral fees, premium taxes, medical costs and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable.

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

As of December 31, 2021 and 2020, the Company had no value of business acquired ("VOBA”) reflected on our consolidated balance sheets as during the year ended December 31, 2020, our VOBA balance became fully amortized. VOBA is an asset that reflects the estimated fair value of in-force contracts in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is amortized over the period in which the related premiums written are earned, generally twelve months or less for property insurance business. VOBA amortization is reported within commissions and other underwriting expenses on our consolidated statements of operations.

Goodwill and Other Intangible Assets

As of December 31, 2021 and 2020, we had no goodwill reflected on our consolidated balance sheets. As of December 31, 2021, the Company had no other intangible assets reflected on our consolidated balance sheets.

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

Effective as of October 1, 2021, due to the Company's plan to execute an orderly runoff of MIC's insurance operations, we believed there was an indication of impairment for our identifiable intangible assets established in conjunction with the acquisition of the Maison Companies in December 2019. Therefore, during the fourth quarter of 2021, we performed a discounted cash flow analysis to measure and record a non-cash impairment of $1.3 million, against which there is no tax offset, due primarily to the decline in revenue forecasts and a higher discount rate, which lowered the fair value below carrying value. Refer to Overview of Insurance Lines of Business -

Non-Florida set forth in Part I, Item 1. Business of this Annual Report, above for additional information on the Company's plan related to MIC.

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing has resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 was impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

Correspondingly, effective as of October 1, 2020, we believed there was an indication of impairment for our identifiable intangible assets, therefore we performed a discounted cash flow analysis to measure and record a non-cash impairment of $0.7 million, due primarily to a higher discount rate, which lowered the fair value below carrying value.

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

We establish reserves on our balance sheet for unpaid losses and LAE related to its property and casualty insurance and related reinsurance contracts. As of any balance sheet date, there are claims that have not yet been reported, and some claims may not be reported for many years after the date a loss occurs. As a result of this historical pattern, the liability for unpaid losses and LAE includes significant estimates for IBNR claims. Additionally, reported claims are in various stages of the settlement process. Each claim is settled individually based upon its merits, and certain claims may take years to settle, especially if legal action is involved. As a result, the liabilities for unpaid losses and LAE include significant judgments, assumptions and estimates made by management relating to the actual ultimate losses that will arise from the claims. Due to the inherent uncertainties in the process of establishing these liabilities, the actual ultimate loss from a claim is likely to differ, perhaps materially, from the liability initially recorded.

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

We believe that the reserves for unpaid losses and LAE established are adequate as of December 31, 2021; however, additional reserves, which could have a material impact upon our financial condition, results of operations and cash flows, may be necessary in the future.

Methodologies and Assumptions

We use a variety of techniques that employ significant judgments and assumptions to establish the liabilities for unpaid losses and LAE recorded at the balance sheet date. These techniques include detailed statistical analyses of past claims reporting, settlement activity, claims frequency, internal loss experience, changes in pricing or coverages and severity data when sufficient information exists to lend statistical credibility to the analyses. More subjective techniques are used when statistical data is insufficient or unavailable. These liabilities also reflect implicit or explicit assumptions regarding the potential effects of future inflation, judicial decisions, changes in laws and recent trends in such factors, as well as a number of actuarial assumptions that vary across our reinsurance and insurance subsidiaries and across lines of business. This data is analyzed by line of business, coverage, accident year or underwriting year and reinsurance contract type, as appropriate.

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

The primary actuarial assumptions used include the following:

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

Prior Year Development (Redundancy)

We continually evaluate the potential for changes, both favorable and unfavorable, in their estimates of their loss and LAE liabilities and use the results of these evaluations to adjust both recorded liabilities and underwriting criteria. With respect to liabilities for unpaid losses and LAE established in prior years, these liabilities are periodically analyzed and their expected ultimate cost adjusted, where necessary, to reflect favorable or unfavorable development in loss experience and new information, including, for certain catastrophe events, revised industry estimates of the magnitude of a catastrophe. Adjustments to previously recorded liabilities for unpaid losses and LAE, both favorable and unfavorable, are reflected in our financial results in the periods in which these adjustments are made and are referred to as prior accident year reserve development. We adjusted our prior year loss and LAE reserve estimates based on current information that differed from previous assumptions made at the time such loss and LAE reserves were previously estimated.

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

Off-Balance Sheet Transactions

For the years ended December 31, 2021 and 2020, we did not have any off balance sheet transactions.

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
Our investment policy is established by the Board of Directors’ Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of December 31, 2021, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Principal cash flows and the related weighted average interest rate by expected maturity date, based upon par values, for the financial instruments sensitive to changes in interest rates, includes the following:

								Carrying
	2022	2023	2024	2025	2026	Thereafter	Total	Amount
	(Dollars in thousands)
Principal amount by expected maturity:
United States government obligations and authorities	$8,115	$1,750	$200	$2,909	$5,955	$23,794	$42,723	$42,822
Obligations of states and political subdivisions	2,300	630	855	3,000	2,590	9,175	18,550	19,278
Corporate	20,496	15,075	13,010	21,464	16,270	62,117	148,432	154,685
International	109	6,442	3,277	5,218	300	520	15,866	28,473
Collateralized mortgage obligations	2,355	10,068	4,978	19,767	14,705	27,143	79,016	82,274
Total investments	$33,375	$33,965	$22,320	$52,358	$39,820	$122,749	$304,587	$327,532

Weighted average interest rate by expected maturity:
United States government obligations and authorities	0.88%	2.39%	2.50%	1.84%	0.87%	1.24%	1.22%
Obligations of states and political subdivisions	4.00%	2.75%	3.29%	2.25%	2.92%	2.63%	2.81%
Corporate securities	3.10%	3.21%	2.53%	2.67%	2.72%	3.22%	3.01%
International securities	2.86%	1.91%	2.44%	1.94%	2.85%	0.62%	2.01%
Collateralized mortgage obligations	3.07%	3.25%	3.07%	3.87%	3.58%	2.34%	3.14%
Total investments	2.62%	2.92%	2.67%	2.98%	2.78%	2.59%	2.73%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedNat Holding Company and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules listed in the index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 25, 2022 expressed an unqualified opinion thereon.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced a financial strength rating downgrade that impacts its ability to obtain sufficient reinsurance coverage to meet the requirements of their state insurance regulators and to maintain compliance with their existing debt agreements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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
At December 31, 2021, the Company’s reserve for losses and loss adjustment expense balance was $738.8 million of which a significant portion is incurred but not reported reserves (“IBNR”). The carrying amount represents management’s best estimate of the ultimate liability, which in turn is composed of the Company’s assessment of claims pending and the development of prior years’ loss liability, including liabilities based upon individual case estimates for reported losses and LAE and estimates of IBNR. As described in Note 9 of the consolidated financial statements, the establishment of loss reserves is an inherently uncertain process and there is significant uncertainty in determining management’s best estimate of the ultimate liability which is used to determine the IBNR reserves. In particular, the estimate is subject to a number of variables including loss frequency and severity, payment patterns, expected loss ratios and the weighting of actuarial methods used for each accident year and line of business.

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

Reinsurance
Description of the Matter
At December 31, 2021, the Company’s reinsurance recoverable, net of allowance, was $613.2 million. As discussed in Note 6 to the consolidated financial statements, the Company's reinsurance program provides quota share and excess of loss coverage for the risks inherent in the business written and the concentration of the Company's exposure in certain geographies. Certain of these reinsurance arrangements are complex as they contain risk limiting provisions. To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty.

Auditing the reinsurance arrangements was complex due to contractual provisions in certain of the reinsurance arrangements that limit the extent or timing of the net loss that the reinsurers can experience and the judgmental nature of the significant assumptions included in the assessment to determine risk transfer.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance process. This included, among others, controls related to assessing risk transfer.

Our audit procedures included, among others, gaining an understanding of the terms of the reinsurance agreements with the counterparties and evaluating management’s risk transfer assessment.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Charlotte, North Carolina
April 25, 2022

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $324,861 and $473,126, respectively)	$327,532	$488,210
Equity securities, at fair value	5,905	3,157
Total investments	333,437	491,367
Cash and cash equivalents	83,526	102,367
Prepaid reinsurance premiums	242,537	278,272
Premiums receivable, net of allowance of $125 and $233, respectively	41,174	50,803
Reinsurance recoverable, net of allowance of $249 and $65, respectively	613,203	413,026
Deferred acquisition costs, net	18,829	25,405
Current and deferred income taxes, net	30,014	35,035
Other assets	49,950	32,262
Total assets	$1,412,670	$1,428,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$738,794	$540,367
Unearned premiums	342,747	366,789
Reinsurance payable and funds withheld liabilities	102,748	202,827
Long-term debt, net of deferred financing costs of $2,195 and $1,317, respectively	118,805	98,683
Deferred revenue	5,240	7,187
Other liabilities	44,950	54,524
Total liabilities	1,353,284	1,270,377

Commitments and contingencies (see Note 12)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 17,446,930 and 13,717,908 shares issued and outstanding, respectively	174	137
Additional paid-in capital	186,007	169,298
Accumulated other comprehensive income (loss)	(1,034)	11,386
Retained earnings (deficit)	(125,761)	(22,661)
Total shareholders’ equity	59,386	158,160
Total liabilities and shareholders' equity	$1,412,670	$1,428,537

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net premiums earned	$183,303	$364,134	$363,652
Net investment income	6,770	11,786	15,901
Net realized and unrealized gains (losses)	11,017	18,032	7,084
Direct written policy fees	13,051	13,970	10,200
Other income	31,408	23,941	18,124
Total revenues	245,549	431,863	414,961

Costs and expenses:
Losses and loss adjustment expenses	232,760	376,449	273,080
Commissions and other underwriting expenses	81,180	124,288	107,189
General and administrative expenses	24,355	23,420	23,203
Interest expense	8,758	7,661	10,776
Impairment of intangibles	1,280	11,699	—
Total costs and expenses	348,333	543,517	414,248

Income (loss) before income taxes	(102,784)	(111,654)	713
Income tax expense (benefit)	316	(33,496)	(298)
Net income (loss)	$(103,100)	$(78,158)	$1,011

Net Income (Loss) Per Common Share
Basic	$(6.18)	$(5.64)	$0.08
Diluted	(6.18)	(5.64)	0.08

Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,675	13,846	12,977
Diluted	16,675	13,846	13,023

Dividends Declared Per Common Share	$—	$0.36	$0.33
The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$(103,100)	$(78,158)	$1,011

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(12,420)	1,105	14,031
Comprehensive income (loss)	$(115,520)	$(77,053)	$15,042

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2019	$—	12,784,444	$128	$141,128	$(3,750)	$77,753	$215,259
Net income (loss)	—	—	—	—	—	1,011	1,011
Other comprehensive income (loss)	—	—	—	—	14,031	—	14,031
Dividends declared	—	—	—	—	—	(4,309)	(4,309)
Shares issued for acquisition	—	1,773,102	18	24,373	—	—	24,391
Shares issued under share-based compensation plans	—	94,922	1	—	—	—	1
Repurchases of common stock	—	(237,647)	(3)	—	—	(3,864)	(3,867)
Share-based compensation	—	—	—	2,176	—	—	2,176
Balance as of December 31, 2019	—	14,414,821	144	167,677	10,281	70,591	248,693
Cumulative effect of new accounting standards	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(78,158)	(78,158)
Other comprehensive income (loss)	—	—	—	—	1,105	—	1,105
Dividends declared	—	—	—	—	—	(5,077)	(5,077)
Shares issued under share-based compensation plans	—	103,322	1	41	—	—	42
Repurchases of common stock	—	(800,235)	(8)	—	—	(9,992)	(10,000)
Share-based compensation	—	—	—	1,580	—	—	1,580
Balance as of December 31, 2020	—	13,717,908	137	169,298	11,386	(22,661)	158,160
Net income (loss)	—	—	—	—	—	(103,100)	(103,100)
Other comprehensive income (loss)	—	—	—	—	(12,420)	—	(12,420)
Issuance of common stock	—	3,600,650	36	15,535	—	—	15,571
Shares issued under share-based compensation plans	—	128,372	1	10	—	—	11
Share-based compensation	—	—	—	1,164	—	—	1,164
Balance as of December 31, 2021	—	17,446,930	$174	$186,007	$(1,034)	$(125,761)	$59,386

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income (loss)	$(103,100)	$(78,158)	$1,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gains) losses	(11,017)	(18,032)	(7,084)
Impairment of intangibles	1,280	11,699	—
Loss (gain) on early extinguishment of debt	—	—	3,575
Amortization of investment premium or discount, net	3,645	3,740	916
Depreciation and amortization	1,916	1,904	1,477
Share-based compensation	1,164	1,580	2,176
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	35,735	(132,613)	(11,803)
Premiums receivable, net	9,629	(9,381)	(8,654)
Reinsurance recoverable, net	(200,177)	(203,443)	9,412
Deferred acquisition costs and value of business acquired, net	6,576	30,731	(7,979)
Current and deferred income taxes, net	5,016	(32,835)	(3,723)
Deferred revenue	(1,947)	331	756
Loss and loss adjustment expense reserves	198,427	216,005	11,472
Unearned premiums	(24,042)	5,919	28,365
Reinsurance payable and funds withheld liabilities	(100,079)	100,360	14,797
Other	(14,197)	10,285	602
Net cash provided by (used in) operating activities	(191,171)	(91,908)	35,316
Cash flow from investing activities:
Proceeds from sales of equity securities	—	22,050	9,203
Proceeds from sales of debt securities	240,141	556,463	164,196
Purchases of equity securities	(2,745)	(4,727)	(6,565)
Purchases of debt securities	(173,581)	(580,876)	(228,132)
Maturities and redemptions of debt securities	74,951	86,814	43,925
Payment for acquisition, net of cash acquired	—	—	10,402
Purchases of property and equipment	(1,836)	(3,357)	(2,040)
Net cash provided by (used in) investing activities	136,930	76,367	(9,011)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	19,818	—	98,390
Payment of long-term debt and prepayment penalties	—	—	(48,000)
Issuance of common stock	15,571	—	—
Purchases of FedNat Holding Company common stock	—	(10,418)	(3,449)
Issuance of common stock for share-based awards	11	42	1
Dividends paid	—	(5,077)	(4,309)
Net cash provided by (used in) financing activities	35,400	(15,453)	42,633
Net increase (decrease) in cash and cash equivalents	(18,841)	(30,994)	68,938
Cash and cash equivalents at beginning-of-period	102,367	133,361	64,423
Cash and cash equivalents at end-of-period	$83,526	$102,367	$133,361

The accompanying notes are an integral part of the consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$8,138	$7,500	$4,860
Cash paid (received) during the period for income taxes	(4,211)	(635)	3,504

Significant non-cash investing and financing transactions:
Right-of-use asset	(6,693)	(7,430)	(8,096)
Lease liability	6,693	7,430	8,096

The accompanying notes are an integral part of the consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021

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

Maison Insurance Company ("MIC"), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail-only exposures by the state's insurance departments in Louisiana, Texas and Florida. In November 2021, the Company made the decision to commence an orderly runoff of MIC's insurance operations.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance in Florida.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 19.3%, 20.7% and 23.2%, were from Allstate’s network of Florida agents, for the years ended December 31, 2021, 2020 and 2019, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate growth in our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 24.6%, 25.5% and 23.1% of the Company’s premiums were underwritten by SageSure, for the years ended December 31, 2021, 2020, and 2019, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 6 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
December 31, 2021

primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the assets and liabilities of the VIE in its consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Going Concern

The Company recently received notification from Demotech that FNIC’s “A” (“Exceptional”) rating has been downgraded to “S” (“Substantial”). MNIC’s “A” rating was reaffirmed. The Company believes that the downgrade of FNIC’s Demotech rating will adversely impact the Company's ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida regarding such coverage, which could ultimately result in the Company being placed into receivership. Additionally, being placed into receivership and/or failing to obtain excess-of-loss reinsurance each represent potential defaults under our debt indentures that could result in acceleration of repayment of our debt. Such conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company continues to explore strategic alternatives in an effort to increase its capital resources to support its insurance carriers and preserve value for the Company’s stakeholders. These alternatives include raising additional capital and restructuring of our insurance carriers, as well as other reinsurance and capital options; however, there can be no assurance that we will be able to execute on all or any of the strategic alternatives, successfully raise additional capital or obtain excess-of-loss reinsurance. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

Our debt securities are classified as available-for-sale and recorded at fair value. Unrealized gains and losses during the year, net of the related tax effect applicable to available-for-sale, are excluded from income and reflected in other comprehensive income (loss) as a separate component of shareholders' equity. Prior to January 1, 2020, if a decline in fair value was deemed to be other-than-temporary, the investment was written down to its fair value and the amount of the write-down is recorded as an other-than-temporary impairment ("OTTI") loss on the statement of operations. As the result of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument ("ASU 2016-13") beginning on January 1, 2020, we instead record an allowance for credit loss. Refer to Note 7 below for additional information regarding allowances for credit loss. Any portion of the market decline related to debt securities that is believed to arise from factors other than credit is recorded as a component of other comprehensive income (loss) rather than against income. Equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income (loss).

When we invest in certain companies, such as limited partnerships and limited liability companies, and if we determine we are not the primary beneficiary, we account for them using the equity method to determine the carrying value, which is included in other assets on our Consolidated Balance Sheets. Our maximum exposure to loss is limited to the capital we invest.
Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net investment income consists primarily of interest income from debt securities, cash and cash equivalents, including any premium amortization or discount accretion and dividend income from equity securities, less expenses related to investments.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

Deferred Acquisition Costs and Value of Business Acquired

Deferred acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal of existing insurance contracts. The Company defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such deferred acquisition costs generally include agent or broker commissions, referral fees, premium taxes, medical costs and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable.

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

As of December 31, 2021 and 2020, we had no value of business acquired ("VOBA”) reflected on our consolidated balance sheets as during the year ended December 31, 2020, our VOBA balance became fully amortized. VOBA is an asset that reflects the estimated fair value of in-force contracts in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is amortized over the period in which the related premiums written are earned, generally twelve months or less for property insurance business. VOBA amortization is reported within commissions and other underwriting expenses on our consolidated statements of operations.

Goodwill

As of December 31, 2021 and 2020, we had no goodwill reflected on our consolidated balance sheets. We recognize the excess of the purchase price, plus the fair value of any non-controlling interest in the acquiree, over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform a quantitative goodwill impairment test where the fair value of the reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value; and a charge is reported in

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

impairment of intangibles on our consolidated statements of operations. Refer to Note 8 below for additional information regarding goodwill.

Other Assets and Other Liabilities

Other assets consist primarily of property and equipment owned, right-of-use assets for our long-term leases, embedded derivative instruments, identifiable intangible assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date and prepaid expenses. Other liabilities consist primarily of premiums collected in advance, operating lease liabilities, commissions and premium taxes payable, accrued interest expense on long-term debt, employee benefit liabilities, payables resulting from purchases of securities that had not yet settled as of the balance sheet date and other accrued expenses.

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

As of December 31, 2021, we had no other intangible assets reflected on our consolidated balance sheets. We recognize the estimated fair value of identifiable intangibles such as trade names and non-compete agreements acquired through a business combination at the acquisition date. Identifiable intangible assets are amortized on a straight-line basis over their identified useful life, if applicable. The carrying values of identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: the economic or competitive environments in which the company operates; profitability analysis; cash flow analysis; and the fair value of the relevant business operation. If there is an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our consolidated statements of operations. Refer to Note 8 below for additional information regarding identifiable intangible assets.

Direct Written Policy Fees

Policy fees represent a non-refundable application fee for insurance coverage. These policy fees are deferred over the related policy term in a manner consistent with how the related premiums are earned.

Other Income

Other income represents brokerage, commission related income from the Company’s agency operations, fees generated from the exited personal automobile line of business. Brokerage income is recognized over the term of the reinsurance period, typically one year. Commission income from agency operations are recognized up-front upon policy inception.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The estimates of the liability for loss and LAE reserves are subject to the effect of trends in claims severity and frequency and are continually reviewed. As part of this process, the Company reviews historical data and consider various factors, including known and anticipated legal developments, inflation and economic conditions. As experience develops and other data become available, these estimates are revised, as required, resulting in increases or decreases to the existing liability for loss and LAE reserves. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates.

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

Refer to Note 11 below for further information regarding income taxes, including a valuation allowance that has been established against the Company's deferred tax assets.

Contingencies and Commitments

Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares, while diluted net income (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of such common shares and dilutive share equivalents result from the assumed conversion of convertible long-term debt (if not antidilutive, the associated interest expense reflected in net income (loss) available to common shareholders, would be excluded as well), exercise of employee stock options and vesting of restricted common stock and are calculated using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

Recently Issued Accounting Pronouncements, Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The update superseded the prior lease guidance in Topic 840, Leases and lessees were required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. Additionally, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company adopted the guidance effective January 1, 2019, by reflecting a $6.1 million right-of-use asset, after-tax, and $6.1 million lease liability, after-tax, on our consolidated balance sheets for our leases in existence as of that date. All of the Company's leases were classified as operating leases and we elected the practical expedient, therefore no adjustment to comparative prior periods presented have been made. The provisions of this ASU did not have an impact on our pattern of lease expense recognition on our consolidated statements of operations. Refer to Note 12 below for additional information regarding leases.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in ASC Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The Company adopted the guidance effective January 1, 2021, which did not have a material impact on the Company's consolidated financial condition or results of operations.

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
December 31, 2021

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

In August 2020, the FASB issued ASU 2020-6, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-6"), which simplifies an issuer's accounting for convertible instruments by eliminating two of the three models in the current guidance that requires separate accounting for certain embedded conversion features. The new guidance simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. ASU 2020-6 requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This new guidance requires disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. ASU 2020-6 is effective for interim and annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is in the early stage of evaluating the impact that the update will have on the Company's consolidated financial position or results of operations.

3. ACQUISITION

On December 2, 2019, the Company completed its acquisition of the insurance operations of 1347 Property Insurance Holdings, Inc. ("PIH"). Specifically, the Company purchased from PIH all of the outstanding equity of MIC, Maison Managers, Inc., and ClaimCor LLC (collectively, the "Maison Companies"). The Maison Companies provide multi-peril and wind/hail only coverage to personal residential dwellings and manufactured/mobile homes in Louisiana, Texas and Florida. The acquisition was intended to increase geographic diversification of our book of business outside Florida and generate additional business with operating synergies and general and administrative expense savings.

The purchase price was $51.0 million, which includes $25.5 million in cash and shares of the Company’s common stock equal to $25.5 million, which amounted to 1,773,102 shares of the Company's common stock. The number of shares was determined by the closing price of 20 trading days immediately preceding the closing date, December 2, 2019. The resale of these shares was registered and are subject to a standstill agreement. We recognized the fair value of the shares as of the acquisition date, net of issuance costs, by increasing shareholders' equity by $24.4 million

In addition to the purchase price, PIH received a five-year right of first refusal to provide reinsurance of up to 7.5% of any layer in FNHC’s catastrophe reinsurance program. PIH also agreed to a non-compete for five years following the closing with respect to residential property insurance in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

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

Refer to Note 8 below for information regarding goodwill and identifiable intangible assets, which were zero as of December 31, 2021.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$41,125	$49,567	$—	$90,692
Obligations of states and political subdivisions	—	19,278	—	19,278
Corporate securities	—	188,980	—	188,980
International securities	901	27,681	—	28,582
Debt securities, at fair value	42,026	285,506	—	327,532

Equity securities, at fair value	1,879	4,026	—	5,905

Total investments, at fair value	$43,905	$289,532	$—	$333,437

Other assets - embedded derivative, at fair value	$—	$—	$10,725	$10,725

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

During the first six months of 2021, we purchased additional reinsurance limit for our 2020-2021 excess of loss catastrophe reinsurance program, which we determined had an embedded derivative. As of December 31, 2021, this embedded derivative is carried at $10.7 million included in other assets on our consolidated balance sheets. For the year ended December 31, 2021, the Company recognized $9.4 million in realized and unrealized gain (loss) related to this item on our consolidated statements of operations. Also, there is no contractual maturity date. There is no collateral posted for this embedded derivative; however, the related contract is with excess-of-loss reinsurers that have an S&P A rating or are collateralized.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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
•Other Assets Embedded Derivative - In determining the fair value of the embedded derivative in Level 3, the Company uses the best estimates of current settlement values, using present value of projected cash flows. The assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for the non-performance risk, which is added to the discount rates used in determining the fair value from the net cash flows and reflects the credit risk of either our counter-party for our assets or us for our liabilities of not fulfilling the obligations of an underlying amounts due to us or amounts we owe. Changes in the fair value of this embedded derivative results primarily from changes in market conditions or the credit risk associated with us or our counterparties.

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of December 31, 2021 and 2020. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020, and we noted no significant changes in our valuation methodologies between those periods.

Our long-term debt is a financial instrument and we disclose its fair value in Note 10. The fair value of long-term debt is based on quoted market prices. The inputs used to measure the fair value of long-term debt are classified as Level 2 within the fair value hierarchy.

There were no changes to the Company's valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of December 31, 2021 and 2020. There were no transfers between the fair value hierarchy levels during the years ended December 31, 2021, 2020 and 2019.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

5. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$90,750	$625	$683	$90,692
Obligations of states and political subdivisions	19,031	391	144	19,278
Corporate	186,489	4,413	1,922	188,980
International	28,591	212	221	28,582
	$324,861	$5,641	$2,970	$327,532

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$169,947	$1,866	$38	$171,775
Obligations of states and political subdivisions	21,560	704	—	22,264
Corporate	254,618	11,989	79	266,528
International	27,001	659	17	27,643
	$473,126	$15,218	$134	$488,210

Net Realized and Unrealized Gains and Losses

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or amortized cost of the security sold. Net realized gains and losses on investments are determined in accordance with the specific identification method.

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$3,426	$20,470	$2,829
Equity securities	35	8,587	5,928
Total gross realized and unrealized gains	3,461	29,057	8,757

Gross realized and unrealized losses:
Debt securities	(1,837)	(2,879)	(664)
Equity securities	(32)	(8,146)	(1,009)
Total gross realized and unrealized losses	(1,869)	(11,025)	(1,673)
Net realized and unrealized gains (losses) on investments	$1,592	$18,032	$7,084

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net gains (losses) on equity securities:
Realized	$—	$4,555	$803
Unrealized	3	(4,114)	4,116
	3	441	4,919
Less:
Net realized and unrealized gains (losses) on securities sold	—	309	672
Net unrealized gains (losses) still held as of the end-of-period	$3	$132	$4,247

In addition, for the twelve months ended December 31, 2021, the Company recognized $9.4 million in realized and unrealized embedded derivative gains. Refer to Note 4 above for information regarding the embedded derivative.

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	December 31, 2021
	Amortized
	Cost	Fair Value
	(In thousands)
Securities with Maturity Dates
Debt securities, available-for-sale:
One year or less	$27,550	$28,094
Over one through five years	85,585	86,559
Over five through ten years	118,136	118,352
Over ten years	93,590	94,527
Total	$324,861	$327,532

Net Investment Income

Net investment income consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest income	$6,600	$11,563	$15,605
Dividends income	170	223	296
Net investment income	$6,770	$11,786	$15,901

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

Aging of Gross Unrealized Losses

Gross unrealized losses and related fair values for debt securities, grouped by duration of time in a continuous unrealized loss position, consisted of the following:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$46,038	$672	$881	$11	$46,919	$683
Obligations of states and political subdivisions	7,322	144	—	—	7,322	144
Corporate	86,423	1,875	860	47	87,283	1,922
International	15,345	221	—	—	15,345	221
	$155,128	$2,912	$1,741	$58	$156,869	$2,970

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2020
Debt securities - available-for-sale:
United States government obligations and authorities	$25,521	$38	$—	$—	$25,521	$38
Corporate	7,989	79	—	—	7,989	79
International	2,175	16	132	1	2,307	17
	$35,685	$133	$132	$1	$35,817	$134

As of December 31, 2021, the Company held a total of 351 debt securities that were in an unrealized loss position, of which 5 securities were in an unrealized loss position continuously for 12 months or more. As of December 31, 2020, the Company held a total of 47 debt securities that were in an unrealized loss position, of which 2 securities were in an unrealized loss position continuously for 12 months or more. The unrealized losses associated with these securities consisted primarily of losses related to corporate securities. The Company did not have any OTTI losses on its available-for-sale securities for the years ended December 31, 2021, 2020 and 2019, respectively. Refer to Note 7 below for information regarding the assessment of allowances for credit losses.

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $9.3 million and $11.5 million were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations, as of December 31, 2021 and 2020, respectively.

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
December 31, 2021

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

Significant Reinsurance Contracts

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “2020-2021 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2020 through June 30, 2021. FNIC, MIC and MNIC are collectively referred to herein as the “carriers”. The 2020-2021 Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $306.1 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the 2020-2021 Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the 2020-2021 Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of December 31, 2021, the 2020-2021 Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2020-2021 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention.

The total 2020-2021 Program cost includes approximately $258.3 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.8 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

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

In addition, the Company purchased subsequent event reinsurance coverage that has a lower retention than the first event. Under the 2020-2021 Program, FNIC’s non-Florida book of business as written by SageSure has excess of loss reinsurance treaties which afford

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

this specific book of business additional protection through an additional $16 million of coverage for a second event, which applies to hurricane losses only. This additional reinsurance coverage is specific to FNIC's non-Florida business and does not afford coverage to MIC's non-Florida business. The result is a retention of approximately $18 million for FNIC's book with SageSure for the first event and approximately $2 million for the second event, although these retentions may be reduced after taking into account the quota-share reinsurance agreement that FNIC has with Anchor Re, Inc. ("Anchor Re"). Furthermore, for Florida only losses, the carriers purchased second and third event coverage of 71.5% of $15 million excess of $10 million that reduces the second and third event retention for the carriers, from $25 million to $14.3 million per event, on a combined basis, which could be reduced further by an additional 28.5% placed on a parametric basis with an Excess and Surplus lines carrier that will provide coverage for the second and third Florida hurricane loss, if the first event loss criteria has been satisfied to the carriers after the inception of treaty. The amount of recovery with the parametric product is based on the magnitude of the hurricane and the proximity of the individual insured risk to the hurricane path. This coverage terminated on May 31, 2021.

Furthermore, on September 3, 2020, the Company secured $39.2 million of reinsurance limit at an approximate cost of $11.2 million. This limit is available for Hurricane Delta and all subsequent events that occur during the remainder of the 2020-2021 treaty year. In addition, on October 13, 2020, the Company secured 50% of $10 million excess of $8 million of reinsurance limit at an approximate cost of $875 thousand to lower its retention and further protect FNIC’s non-Florida book of business written by SageSure. This limit was available for any named storm event during the remainder of 2020. On November 4, 2020, the Company secured an additional $13.5 million of reinsurance limit at an approximate cost of $2.0 million. This limit was available for any subsequent events that occurred for the remainder of 2020, except for Hurricane Eta.

Effective January 1, 2021, the Company entered into an aggregate excess of loss agreement on its MIC book of business through the end of the calendar year. This new agreement provides reinsurance coverage on non-named storms, of 65% of $15 million excess of $10 million with a $0.85 million occurrence deductible and a $4.15 million occurrence limit at an approximate cost of $2.3 million.

Subsequent to a significant loss event in February 2021, the Company purchased $50 million of additional reinsurance limit to provide further protection for any future events through May 31, 2021. The additional protection was secured in two layers for an approximate cost of $13 million with the lowest layer responding at a retention level of $10 million. This additional limit contained overlapping coverage on certain portions of this purchase, resulting in the determination that the additional coverage contained an embedded derivative. While the economic substance is similar to as a typical reinsurance recovery, the embedded derivative is carried at fair value on our consolidated balance sheets and changes in fair value are recognized in net realized and unrealized gain (loss) on our consolidated statements of operations as they occur. Refer to Notes 2 and 3 for further information.

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

2021-2022 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2021-2022 (the “2021-2022 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2021. The 2021-2022 Program provides the carriers up to approximately $1.4 billion of single event reinsurance coverage in excess of up to a $18.25 million pre-tax retention for certain catastrophic losses, including hurricanes, and aggregate coverage up to $2.25 billion, at an approximate total cost of $274.2 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months.

Due to non-Florida exposures becoming a larger portion of the overall book of business, the Company broadened its approach to its reinsurance purchases for this treaty year by separating the program into two reinsurance towers. The first tower includes all exposures for FNIC Florida, MIC in all states and MNIC and includes ground up first event limit protection up to approximately $982 million (“Primary Tower”), subject to a maximum first-event retention of $10 million. The second tower provides ground up first event limit up to $450 million for all FNIC’s non-Florida business produced by its managing general underwriter partner (“FNIC SageSure Tower”), subject to a first-event retention of $8.25 million. The $18.25 million combined towers maximum retention is a reduction in the first event retention of approximately 41% compared to up to $31 million in last year’s program. The combination of these

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

separate towers provides the Company with an increase in aggregate catastrophe reinsurance protection of approximately $345 million compared to the previous treaty year original purchase. More specifically, the 2021-2022 Program includes up to approximately $2.25 billion in aggregate reinsurance across all states in which the Company operates, including $504 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”). Up to approximately $972 million is available for a first event within Florida, including $468 million of private coverage plus the FHCF coverage. Up to approximately $910 million of coverage is available for a first event outside of Florida, including the $468 million of private coverage from the Primary Tower, which is available to cover catastrophe losses in MIC’s book of business located in Louisiana and Texas. FHCF coverage responds on both a per occurrence and aggregate basis and is exclusive to the state of Florida. Additionally, the 2021-2022 Program provides $831 million of private reinsurance across the combined towers for second and subsequent events, subject to individual retentions within each tower and the aggregate limit. All layers above a $30 million attachment point have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events without additional cost.

Most of the privately placed layers of the 2021-2022 Program are effective July 1, 2021, with certain agreements effective for June 2021. The portion of the 2021-2022 Program placed with private reinsurers is with partners that as of December 31, 2021 had an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2021-2022 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention.

The private reinsurance market continued to harden this year due to a number of factors, including the elevated number of catastrophic events impacting U.S. coastal areas in recent years. These factors have resulted in more restrictive terms for the upcoming reinsurance treaty year. The change in terms includes a further reduction in the availability of cascading coverage, which automatically “drops-down” coverage for subsequent events and prevents gaps in reinsurance protection when multiple events occur during the same treaty year. In addition, there was limited open market capacity available for lower layer attachment points on an “all perils” basis. As a result, a vast majority of the first layer for the Primary Tower ($20 million excess of $10 million), which includes one automatic reinstatement, covers “all perils” only through November 30, 2021, after which coverage includes only named storms such as tropical depressions, tropical storms and hurricanes, and excludes tornado or hail events. The first layer in the FNIC SageSure Tower ($22 million excess of $8 million) provides both per occurrence and aggregate protection and was placed with Anchor Re, an affiliate of SageSure (the non-affiliated managing general underwriter that writes FNIC’s non-Florida property business) on a fully-collateralized basis. In addition, 40% of the reinstatement premium protection ($6 million) for the layer that attaches above $30 million of the FNIC SageSure Tower provides protection on an “all perils” basis whereas the remaining 60% ($12 million) provides protection following only a hurricane.

As indicated above, the carriers’ combined 2021-2022 Program is estimated to cost $274.2 million, consisting of $204.8 million for the Primary Tower and $69.4 million for FNIC SageSure Tower after consideration of 19% downward premium adjustment resulting from the September 30, 2021 exposure adjustment, driven by our exposure management initiatives. This amount includes approximately $237.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $36.3 million, within the Primary Tower, payable to the FHCF. All carriers maintained their 90% FHCF participation for the upcoming wind season. In the Primary Tower, each carrier will share the combined cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the 2021-2022 Program’s per event retention based on a specific allocation formula.

In addition to the coverage stated above, under the FNIC SageSure Tower, the Company purchased additional protection that lowers the second event named-storm retention, inclusive of co-participation, to approximately $9.75 million, with certain limitations as described below. For a third event, the named storm retention would be approximately $17.3 million. More specifically, this additional coverage consists of 75% of $27 million of coverage for a second event and 47% of $27 million of coverage for a third event, which applies to named storm losses only. These retentions may be reduced after taking into account the 80% quota-share agreement that was in place with Anchor Re up through December 31, 2021, which is discussed further below in "FNIC Homeowners non-Florida". Whether such catastrophe losses can be ceded into this treaty will be dependent on capacity to do so pursuant to the loss caps in that quota-share treaty.

As discussed above, the lower layers of each tower of the 2021-2022 reinsurance program exclude severe convective storm coverage (tornado and hail) after December 1, 2021, resulting in approximately $30 million of single event exposure to the Company under each tower, subject to potential coverage under certain quota-share reinsurance treaties.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

Quota-Share Reinsurance Programs

FNIC Homeowners Florida
On July 1, 2018, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms, which was initially set at a 2% cession, and is subject to certain limitations. In addition, this quota-share allowed FNIC to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. Effective October 1, 2018, FNIC elected to increase the cession percentage from 2% to 10% on an in-force, new and renewal basis. The treaty expired on July 1, 2019 on a cut-off bases, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2019, FNIC renewed the quota-share treaty on its Florida homeowners book of business, on an in-force, new and renewal bases, excluding named storms, which was set at a 10% cession and is subject to certain limitations. In addition, this quota-share allows FNIC the flexibility to prospectively increase or decrease the cession percentage up to three times during the term of the agreement. The treaty expired on July 1, 2020 on a cut-off basis, meaning that the reinsurer will not be liable (under this agreement) for losses as a result of occurrences taking place after the date of termination, and the unearned premium previously ceded was returned to FNIC.

On July 1, 2020, FNIC renewed its quota-share treaty, which was initially set at 10%, on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms and subject to certain limitations. Effective October 1, 2020, this treaty increases the cession percentage from 10% to 20% on an in-force, new and renewal basis.

On November 15, 2020, FNIC entered into a 10% quota-share reinsurance treaty through November 15, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes all catastrophe losses and provides coverage only on attritional losses and is subject to certain limitations.

On December 31, 2020, FNIC entered into a 10% quota-share reinsurance treaty through December 31, 2021 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes named storms and is subject to certain limitations.

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

On November 15, 2021, FNIC renewed its 10% quota-share treaty through November 15, 2022 on its Florida homeowners book of business on an in-force, new and renewal basis. This treaty excludes all catastrophe losses and provides coverage only on attritional losses and is subject to certain limitations.

On December 31, 2021, FNIC entered into a new 7.5% quota-share reinsurance treaty through December 31, 2022 on its Florida homeowners book of business on a new and renewal basis. This treaty excludes named storms and is subject to certain limitations. FNIC elected to runoff the expiring 10% participation through the policies natural expirations.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

Effective January 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. In April 2021, the Company received $7.2 million from Anchor Re as settlement of the commutation. Immediately after the commutation, the Company entered into an 80% quota-share treaty with Anchor Re on February 1, 2021 on an in-force, new and renewal basis, which covers the thirteen-month period through February 28, 2022, subject to certain limitations, which include limits on the net losses that Anchor Re can realize during the treaty year.

Effective December 31, 2021, the Company terminated its existing 80% quota-share reinsurance treaty with Anchor Re and commuted the agreement. Immediately after the commutation, the Company entered into a 100% quota-share treaty with Anchor Re on December 31, 2021 on an in-force, new and renewal basis, which covers the six month period through June 30, 2022, subject to certain limitations which include limits on the net losses that Anchor Re can realize during the treaty year. The new treaty excludes catastrophe losses, involves a funded trust and is fully collateralized through Anchor Re. The Company recorded a pre-tax loss of $2.5 million in the fourth quarter of 2021 related to the settlement of the managing general underwriting and profit share agreements with SageSure through December 31, 2021.

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of December 31, 2021 and 2020.

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Reinsurance recoverable on paid losses	$59,096	$54,898
Reinsurance recoverable on unpaid losses	554,356	358,193
Allowance for credit loss	(249)	(65)
Reinsurance recoverable, net	$613,203	$413,026

As of December 31, 2021 and 2020, the Company had reinsurance recoverable of $504.8 million (as a result of Hurricanes Ida, Irma, Laura, April 2021 Storms and Hurricane Sally) and $304.3 million (as a result of Hurricanes Irma, Laura, Sally, Michael and Delta). Hurricane Ida made landfall in Louisiana on August 29, 2021 as a Category 4 hurricane impacting Louisiana and other states. April 2021 Storms were a collection of severe weather events impacting Texas, Florida, Louisiana and other states over a six-day period starting approximately April 10, 2021.

Refer to Note 7 below for information regarding the assessment and amounts of allowances for credit losses.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net Premiums Written
Direct	$684,777	$726,885	$610,608
Ceded	(501,070)	(490,262)	(232,729)
	$183,707	$236,623	$377,879

Net Premiums Earned
Direct	$708,820	$720,967	$582,334
Ceded	(525,517)	(356,833)	(218,682)
	$183,303	$364,134	$363,652

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

	Debt
	Securities		Reinsurance
	Held-to-	Premiums	Recoverable,
	Maturity	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2019	$—	$159	$—	$159
Cumulative effect of new accounting standard (1)	1	—	32	33
Credit loss expense (recovery) (2)	(1)	74	33	106
Balance as of December 31, 2020	—	233	65	298
Credit loss expense (recovery) (2)	—	(108)	184	76
Balance as of December 31, 2021	$—	$125	$249	$374

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

We believe if these governments were to technically default it is reasonable to assume an expectation of immaterial losses. Refer to Note 5 above for the balances of these sovereign debt securities, which are reported in the following investment categories:

•United States government obligations and authorities;
•Obligations of states and political subdivisions; and
•International.

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of December 31, 2021 and 2020. Management does not have any current intent to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	Total
December 31, 2021	(In thousands)
Amortized cost	$39,287	$1,670	$233	$16	$93	$41,299
Allowance for credit loss	—	(15)	(12)	(5)	(93)	(125)
Net	$39,287	$1,655	$221	$11	$—	$41,174

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	Total
December 31, 2020	(In thousands)
Amortized cost	$46,376	$4,253	$159	$94	$154	$51,036
Allowance for credit loss	—	(43)	(8)	(28)	(154)	(233)
Net	$46,376	$4,210	$151	$66	$—	$50,803

Reinsurance Recoverable

Refer to Note 6 above for details of our efforts to minimize our exposure to losses from a reinsurer’s inability to pay.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

8. GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The changes in carrying amount of goodwill were as follows:

	Gross	Accumulated
	Goodwill	Impairment			Net
	as of	as of	Acquisition		Goodwill
	Beginning-	Beginning-	Accounting		as of End-
	of-Year	of-Year	Adjustments	Impairment	of-Year
(In thousands)
For the year ended December 31,:
2020	$10,997	$—	$—	$(10,997)	$—
2021	10,997	(10,997)	—	—	—

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

Coinciding with the preparation of the financial statements for the year ended December 31, 2020, the Company’s annual goodwill impairment testing resulted in the conclusion that the goodwill intangible asset established in conjunction with the acquisition of the Maison Companies in December 2019 was impaired. Therefore, during the fourth quarter of 2020, we recorded a non-cash impairment charge of $11.0 million, against which there is no tax offset, representing the write-off of the full amount of our goodwill asset. The Company’s impairment analysis considered the earnings and share price of the Company and comparable companies, as well as projected cash flows. Continued adverse storm activity, higher excess of loss catastrophe reinsurance costs and the continued unfavorable claims environment in the state of Florida reduced the previously modeled fair value of the Company. These impacts, along with other information relevant to the estimated fair value of the Company, including the trading price of our shares, resulted in the impairment conclusion.

The gross carrying amounts and accumulated amortization for each major specifically identifiable intangible asset class were as follows:

	December 31, 2021		December 31, 2020		Weighted-
	Gross		Gross		Average-
	Carrying	Accumulated	Carrying	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(In thousands)
Trade name (1)	$—	$—	$1,100	$—	0
Non-compete agreements (2)	300	300	300	162	2
Insurance licenses (3)	—	—	180	—	0
Total	$300	$300	$1,580	$162

(1)This intangible had an indefinite useful life. We recorded impairment of $1.1 million in the year ended December 31, 2021, due primarily to the lowering of revenue forecasts. as a result of the to the Company's plan to execute an orderly runoff of

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

MIC's insurance operations, and a higher discount rate, which lowered the fair value. We recorded impairment of $0.7 million in the year ended December 31, 2020, due primarily to a higher discount rate, which lowered the fair value.
(2)Became fully amortized during the year ended December 31, 2021.
(3)This intangible had an indefinite useful life. We recorded impairment of $180 thousand for the year ended December 31, 2021, due primarily to the decision to runoff the insurance operations of the Maison Companies, which lowered the fair value. We recorded impairment of $2 thousand for the year ended December 31, 2020, due primarily to a higher discount rate, which lowered the fair value.

9. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and IBNR.

Activity in the liability for loss and LAE reserves is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Gross reserves, beginning-of-period	$540,367	$324,362	$296,230
Less: reinsurance recoverable (1)	(358,128)	(164,429)	(166,396)
Net reserves, beginning-of-period	182,239	159,933	129,834

Net reserves from the Maison Companies acquisition	—	—	11,825

Incurred loss, net of reinsurance, related to:
Current year	226,537	358,952	262,118
Prior year loss development (redundancy) (2)	6,305	18,367	13,460
Ceded losses subject to offsetting experience account adjustments (3)	(68)	(816)	(2,489)
Prior years	6,237	17,551	10,971
Amortization of acquisition fair value adjustment	(14)	(54)	(9)
Total incurred loss and LAE, net of reinsurance	232,760	376,449	273,080

Paid loss, net of reinsurance, related to:
Current year	105,017	253,344	173,313
Prior years	125,295	100,799	81,493
Total paid loss and LAE, net of reinsurance	230,312	354,143	254,806

Net reserves, end-of-period	184,687	182,239	159,933
Plus: reinsurance recoverable (1)	554,107	358,128	164,429
Gross reserves, end-of-period	$738,794	$540,367	$324,362

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

During the year ended December 31, 2021, the Company experienced $6.3 million of net unfavorable loss and LAE reserve development on prior accident years, primarily in its homeowners line of business as a result of higher than expected catastrophe loss development from accident year 2020.

During the year ended December 31, 2020, the Company experienced $18.4 million of net unfavorable loss and LAE reserve development on prior accident years, primarily in its commercial general liability lines of business as a result of higher than expected late reported claims across a number of accident years during 2020.

During the year ended December 31, 2019, the Company experienced $13.5 million of net unfavorable loss and LAE reserve development on prior accident years, primarily in its personal automobile and commercial line of business. The development in commercial general liability was driven by late reported claims as well as large losses that drove up the overall severity metrics. Additionally, the unfavorable automobile development primarily related to 2017 accident year from our auto programs in the states of Georgia and Texas, and was driven by claims reopening and higher severity.

The Company entered into 30% and 10% retrospectively-rated Florida-only property quota-share treaties, which ended on July 1, 2016 and 2017, respectively. These agreements included a profit share (experience account) provision, under which the Company will receive ceded premium adjustments at the end of the treaty to the extent there is a positive balance in the experience account. This experience account is based on paid losses rather than incurred losses. Due to the retrospectively-rated nature of this treaty, when the experience account is positive we cede losses under these treaties as the claims are paid with an equal and offsetting adjustment to ceded premiums (in recognition of the related change to the experience account receivable), with no impact on net income. Conversely, when the experience account is negative, the Company cedes losses on an incurred basis with no offsetting adjustment to ceded premiums, which impacts net income. Loss development can be either favorable or unfavorable regardless of whether the experience account is in a positive or negative position. Effective February 28, 2021, the Company commuted the 30% agreement and subsequently received $11.2 million as settlement.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The following tables provide incurred losses and allocated LAE ("ALAE") and cumulative paid losses and ALAE, net of reinsurance, for the prior 10 accident years, and the total of gross IBNR reserves plus expected gross development on reported claims and the cumulative number of reported claims (in thousands, except number of reported claims), as of the most recent reporting period, by the Company’s significant lines of business, which are homeowners, commercial general liability and automobile.

											IBNR & Expected	Cumulative
	Homeowners Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims (1)
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$23,032	$23,301	$24,186	$24,468	$25,889	$26,356	$26,836	$26,951	$26,984	$26,935	$27	2,692
2013		43,807	42,021	35,834	35,859	37,185	37,880	37,978	38,088	38,141	28	3,443
2014			64,312	63,300	61,770	62,206	61,817	62,043	62,535	62,533	488	7,656
2015				99,497	92,411	95,129	94,760	94,703	96,144	96,189	1,203	13,228
2016					171,264	162,043	158,764	157,880	156,316	156,493	2,180	23,996
2017						202,844	192,769	188,548	179,327	178,890	48,811	67,453
2018							210,158	213,128	216,570	218,267	19,174	38,289
2019								257,644	261,541	260,089	10,861	22,774
2020									342,119	349,456	125,767	71,508
2021										227,685	302,033	23,296
									Total	$1,614,678

(1)The cumulative number of reported claims is measured by individual claimant at a coverage level.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

	Homeowners Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$13,693	$20,728	$23,120	$23,923	$25,186	$26,113	$26,777	$26,861	$26,901	$26,909
2013		19,986	31,606	33,867	35,123	35,803	37,473	37,688	37,915	37,952
2014			37,033	53,831	57,891	59,722	60,555	61,441	61,692	62,039
2015				52,214	79,359	86,647	90,415	92,327	93,405	94,281
2016					102,556	142,716	148,274	152,258	153,997	155,152
2017						135,589	176,580	179,327	178,013	179,102
2018							141,173	194,160	206,133	212,935
2019								157,768	236,090	252,608
2020									236,197	330,656
2021										105,969
										$1,457,603

All outstanding liabilities for unpaid claims and ALAE prior to 2012, net of reinsurance										68
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$157,143

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for homeowners policies, as of December 31, 2021:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Homeowners	61.9%	26.5%	5.1%	2.2%	1.3%	1.5%	0.9%	0.5%	0.1%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

											IBNR & Expected	Cumulative
	Commercial General Liability Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$5,279	$4,952	$4,801	$4,700	$4,658	$4,346	$4,509	$5,109	$6,431	$6,430	$926	854
2013		7,095	5,069	5,221	5,502	5,704	5,580	5,984	7,588	7,588	913	967
2014			7,475	7,709	6,384	6,620	6,348	6,697	9,028	9,027	694	1,012
2015				8,082	7,008	6,020	5,377	7,947	9,141	9,141	1,597	966
2016					10,727	5,809	6,561	8,502	12,267	11,903	4,525	922
2017						8,289	7,853	6,558	8,519	8,518	2,675	642
2018							6,553	6,233	7,280	7,276	2,801	456
2019								1,604	2,535	2,487	944	79
2020									37	68	—	8
2021										17	—	4
									Total	$62,455

	Commercial General Liability Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$871	$1,714	$2,632	$3,342	$3,686	$3,841	$4,098	$4,521	$4,790	$5,047
2013		882	2,233	3,366	3,867	4,606	5,033	5,467	5,847	6,112
2014			717	2,593	3,855	4,375	5,130	6,270	6,901	7,316
2015				798	2,296	3,249	3,827	5,866	6,566	6,840
2016					1,515	3,657	5,088	6,606	8,382	8,841
2017						1,592	2,478	3,293	4,225	4,643
2018							963	1,554	2,604	2,928
2019								147	424	598
2020									5	52
2021										2
									Total	$42,379

All outstanding liabilities for unpaid claims and ALAE prior to 2012, net of reinsurance										3,561
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$23,637

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for commercial general liability policies, as of December 31, 2021:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Commercial general liability	10.9%	13.9%	11.3%	7.7%	10.5%	6.0%	4.5%	4.8%	3.5%	5.4%

											IBNR & Expected	Cumulative
	Automobile Incurred Losses and ALAE, Net of Reinsurance										Development on	Number of
	For the Years Ended December 31,										Reported Claims	Reported Claims
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021
2012	$1,735	$1,741	$1,717	$1,424	$1,455	$1,491	$1,448	$1,444	$1,448	$1,447	$4	824
2013		1,517	1,863	1,826	1,829	2,161	2,123	2,127	2,127	2,128	6	3,472
2014			2,038	3,213	3,551	4,315	4,379	4,417	4,413	4,410	4	6,021
2015				3,045	2,882	2,781	2,878	2,915	2,944	2,945	10	6,561
2016					13,414	20,205	24,346	25,918	25,923	25,930	34	76,660
2017						20,411	22,472	24,579	24,669	24,253	169	61,751
2018							3,513	4,623	4,439	4,062	104	10,937
2019								(3)	—	—	2	103
2020									—	—	—	6
2021										—	—	6
									Total	$65,175

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

	Automobile Cumulative Paid Losses and ALAE, Net of Reinsurance
	For the Years Ended December 31,
	(Unaudited)
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$867	$1,293	$1,333	$1,384	$1,393	$1,430	$1,444	$1,447	$1,449	$1,449
2013		907	1,609	1,906	2,069	2,109	2,112	2,116	2,116	2,116
2014			1,455	3,120	3,678	4,122	4,291	4,383	4,396	4,396
2015				1,393	2,293	2,670	2,807	2,890	2,897	2,897
2016					8,084	17,258	23,053	25,582	26,132	26,294
2017						12,821	20,762	23,860	24,468	24,599
2018							2,331	3,626	3,137	3,076
2019								(5)	—	—
2020									—	—
2021										—
									Total	$64,827

All outstanding liabilities for unpaid claims and ALAE prior to 2012, net of reinsurance										20
Total outstanding liabilities for unpaid claims and ALAE, net of reinsurance										$368

The following table provides supplementary information about the average annual percentage payout of incurred losses and ALAE, net of reinsurance, for automobile policies, as of December 31, 2021:

	Average Annual Payout of Losses and ALAE, Net of Reinsurance
	(Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Automobile	66.8%	37.1%	(14.0)%	6.9%	1.9%	0.9%	0.3%	—%	0.1%	—%

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The reconciliation of the net incurred and paid development tables to the liability for unpaid losses and LAE in the consolidated balance sheets is as follows:

	December 31,
	2021	2020
	(In thousands)
Liabilities for unpaid losses and ALAE:
Homeowners	$157,143	$149,314
Commercial general liability	23,637	28,328
Automobile	368	1,388
Flood	—	—
Total liabilities for unpaid losses and ALAE, net of reinsurance	181,148	179,030

Reinsurance recoverables:
Homeowners	553,689	353,741
Commercial general liability	—	—
Automobile	352	1,424
Flood	66	2,963
Total reinsurance recoverables	554,107	358,128

Unallocated loss adjustment expenses	3,539	3,209
Gross liability for unpaid losses and LAE	$738,794	$540,367

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

Various actuarial methods are utilized to determine the reserves that are booked to our financial statements. Weightings of tests and methods at a detailed level may change from evaluation to evaluation based on a number of observations, measures and time elements. On an overall basis, changes to methods and/or assumptions underlying reserve estimations and selections as of December 31, 2021 and 2020, were not considered material, except for our commercial general liability line of business during 2020. For this line of business, we updated our actuarial assumptions to reflect the new, emerging trend relating to the increased level of new claims being reported related to construction defects, as the new development patterns are different than the historical patterns.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

10. LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Senior unsecured fixed rate notes, due March 15, 2029, net of deferred financing costs of $1,170 and $1,317, respectively	$98,830	$98,683
Convertible senior unsecured fixed rate notes, due April 19, 2026, net of deferred financing costs of $1,025	19,975	—
Total long-term debt, net	$118,805	$98,683

As of December 31, 2021, the Company’s estimated annual aggregate amount of debt maturities (assuming the holders of the convertible debt do not convert into shares of the Company's common stock) includes the following:

Aggregate
Debt
For the Years Ending December 31,	Maturities
(In thousands)
2022	$—
2023	—
2024	—
2025	—
2026	21,000
Thereafter	100,000
Total debt maturities	121,000
Less: deferred financing costs	2,195
Total debt maturities, net	$118,805

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

The 2026 Notes are senior unsecured obligations of the Company and rank equally with the Senior Unsecured Notes due 2029 ("2029 Notes") and other future senior unsecured indebtedness of the Company. The 2021 Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, require the Company to maintain certain levels of reinsurance coverage

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

while the 2026 Notes remain outstanding, and maintain certain financial covenants. These covenants are subject to important exceptions and qualifications set forth in the 2021 Indenture. Principal and interest on the 2026 Notes are subject to acceleration in the event of certain events of default, including a downgrade in the credit rating on the 2026 Notes down to the level of ‘BB-‘, being placed into receivership, failing to renew our excess-of-loss catastrophe reinsurance coverage, and certain bankruptcy-related events. The 2026 notes are currently rated ‘BBB,’ which is four notches higher than ‘BB-.’

The 2026 Notes fair value as of December 31, 2021 was $22.1 million. Refer to Note 4 for additional information.

Senior Unsecured Notes due 2029

On March 5, 2019, the Company completed a private placement offering and issued $100.0 million in principal amount of Senior Unsecured Fixed Rate Notes due 2029 (the "2029 Notes"), pursuant to an indenture dated as of March 5, 2029 (the "2019 Indenture"). The 2029 Notes mature on March 15, 2029 and at issuance bore interest at the annual fixed rate of 7.5% per year, payable semi-annually in arrears, subject to increases in the interest rate payable in the event of a downgrade below "BBB-" in the credit rating assigned to the 2029 Notes. In connection with the amendment of the indenture covenants to increase the maximum debt-to-capital ratio applicable to the incurrence of debt to 60% and decreasing the maximum debt-to-capital ratio applicable to restricted payments, including cash dividends on our common stock, to 20%, the interest rate was increased by 0.25% to 7.75% per annum beginning March 15, 2021. The 2029 Notes are not convertible or exchangeable for any equity securities, other securities or assets of the Company or any subsidiary. A portion of the cash from the offering was used to redeem all $45.0 million of the Company's Senior Unsecured Fixed Rate Notes Due 2022 and the Company's Senior Notes Due 2027. We recognized $3.6 million as interest expense in our consolidated statements of operations for the year ended 2019, for prepayment fees, including the write-off unamortized debt issuance costs on the repayment.

The Company may redeem the 2029 Notes under certain circumstances as set forth in the 2019 Indenture. Prior to March 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the 2029 Notes to be redeemed, plus the “Applicable Premium,” plus accrued and unpaid interest on such 2029 Notes, if any, on any applicable redemption date, the greater of (1) 1.0% of the then-outstanding principal amount and (2) the excess (if any) of: (A) the present value at such redemption date of (i) the applicable redemption price at March 15, 2024 (excluding any accrued but unpaid interest), plus (ii) all required interest payments due through March 15, 2024 (excluding accrued but unpaid interest), computed using a discount rate equal to the Treasury Rate (as defined in the 2019 Indenture) on such redemption date plus 50 basis points; over (B) the then-outstanding principal amount.

On and after March 15, 2024, the Company may redeem the 2029 Notes, in whole or in part, at 103.750% in 2024, 101.875% in 2025, and 100% in 2026 and thereafter, together with any accrued and unpaid interest being redeemed to but excluding the date of redemption.

If a change in control of the Company, as defined in the 2019 Indenture, occurs, the holders of the Notes will have the right to require the Company to purchase all or a portion of their 2029 Notes at a price in cash equal to 101% of the principal amount thereof, plus any accrued but unpaid interest.

The 2029 Notes are senior unsecured obligations of the Company and will rank equally with all of the Company’s other future senior unsecured indebtedness. The 2019 Indenture includes customary covenants and events of default. Among other things, the covenants restrict the ability of the Company and its subsidiaries to incur additional indebtedness or make restricted payments, including dividends, and under certain circumstances, the Company is required to maintain certain levels of reinsurance coverage while the 2029 Notes remain outstanding, and maintain certain other financial covenants. These covenants are subject to important exceptions and qualifications set forth in the 2019 Indenture. Principal and interest on the 2029 Notes are subject to acceleration in the event of certain events of default, including a downgrade in the credit rating on the 2029 Notes down to the level of ‘BB-‘, being placed into receivership, failing to renew our excess-of-loss catastrophe reinsurance coverage, and certain bankruptcy-related events. The 2029 notes are currently rated ‘BBB,’ which is four notches higher than ‘BB-.’ The Company's debt to capital ratio exceeds 60%, therefore the Company is precluded from incurring additional debt (other than an incremental $10 million that is allowable under the Indenture), repurchasing shares of our common stock or paying common stock dividends. No acceleration of the related debt is mandated due to the fact that catastrophic weather events drove the ratio over 60% rather than specific actions taken by the Company. The Company's actual debt to capital ratio as of December 31, 2021 was approximately 66.7%.

The 2029 Notes fair values as of December 31, 2021 and December 31, 2020 was $106.5 million and $99.7 million, respectively. Refer to Note 4 for additional information.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

11. INCOME TAXES

The components of income tax expense (benefit) include the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Federal:
Current	$258	$(29,449)	$(982)
Deferred	198	(3,494)	567
Federal income tax expense (benefit)	456	(32,943)	(415)
State:
Current	—	(403)	241
Deferred	(140)	(150)	(124)
State income tax expense (benefit)	(140)	(553)	117
Total income tax expense (benefit)	$316	$(33,496)	$(298)

The actual income tax expense (benefit) differs from the “expected” income tax expense (benefit) (computed by applying the combined applicable effective federal and state tax rates to income before income tax expense) as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Computed expected tax expense provision, at federal rate	$(21,585)	$(23,447)	$150
State tax, net of federal tax benefit	(137)	(3,157)	(122)
Tax-exempt interest	(2)	(5)	(3)
Income subject to dividends-received deduction	(21)	(26)	(34)
Goodwill impairment	—	2,309	—
Return to provision	(2,036)	(3,407)	(307)
Executive compensation	30	41	230
Meals and entertainment	—	13	43
Uncertain tax position	—	(179)	(203)
Rate difference on NOL carryback	98	(8,785)	(113)
Change in valuation allowance	23,436	2,968	—
Other	533	179	61
Total income tax expense (benefit)	$316	$(33,496)	$(298)

In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020 and expires with tax years ending December 31, 2020. The CARES Act contains several relief provisions for corporations and lifts certain deduction limitations originally imposed by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) signed into law on December 22, 2017. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of net operating losses (“NOL”), temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. The Company availed itself of the net operating loss provisions of the CARES Act and carried back 2019 and 2020 taxable loss to prior tax years. The Company is carrying forward the NOL generated in the current year.

Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. For the years ended December 31, 2021, 2020 and 2019, the effective income tax rate was (0.3)%, 30.0% and (41.8)%, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% in 2021, 2020 and 2019, are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation as well as the NOL provision and change in the valuation allowance in the current year.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with net operating loss ("NOL") carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. Realization is never assured and based on available information, including the financial performance of the Company during the second quarter of 2021, we determined that it was more likely than not that the net deferred income tax asset would not be realized. Therefore, during 2021, we increased the income tax valuation allowance by $27.5 million.

As of December 31, 2021, we had NOL carryforwards for Federal tax purposes of $88.8 million expiring between 2037 and 2041 and $12.7 million that do not expire. As of December 31, 2021, we had NOL carryforwards for state tax purposes of $127.7 million expiring between 2037 and 2041 and $20.8 million that do not expire. The amount and timing of realizing these NOL carryforwards depend on future taxable income and limitations imposed by tax laws.

The Company has a valuation allowance of $30.5 million and $3.0 million on its deferred income tax asset as of December 31, 2021 and 2020, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). A reconciliation of these uncertain tax positions was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$203	$382	$585
Increases/(decreases) for uncertain tax positions taken during the prior years	—	(179)	(203)
Balance at December 31	$203	$203	$382

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax asset (liability), net include the following:

	As of December 31,
	2021	2020
	(In thousands)
Deferred income tax assets:
Unearned premiums	$5,419	$5,611
Unpaid losses and loss adjustment expenses	3,416	581
Accrued expenses	307	236
Net operating loss carryforwards	27,780	5,350
Share-based compensation	149	232
Depreciation and amortization	771	412
Lease liability	1,623	1,783
Other	45	69
Gross deferred income tax assets	39,510	14,274
Valuation allowance	(30,481)	(2,968)
Total deferred income tax assets	9,029	11,306

Deferred income tax liabilities:
Deferred acquisition costs and other	(3,926)	(6,387)
Unrealized gains on investment securities	(608)	(2,865)
Embedded derivative	(2,601)	—
Lease asset	(1,623)	(1,783)
Other	(271)	(213)
Total deferred income tax liabilities	(9,029)	(11,248)

Deferred income tax asset (liability), net	$—	$58

The deferred income tax asset (liability), net along with income tax receivable, net is included in current and deferred income taxes, net on our Consolidated Balance Sheets.

The Company files a federal income tax return and various state and local tax returns. The Company’s consolidated federal and state income tax returns for 2014, 2015 and 2017 - 2020 are open for review by the Internal Revenue Service and other state taxing authorities.

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
December 31, 2021

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

In connection with its automobile line of business, which is currently winding down, FNIC is also required to participate in an insurance apportionment plan under Florida law, which is referred to as a JUA Plan. The JUA Plan provides for the equitable apportionment of any profits realized, or losses and expenses incurred, among participating automobile insurers. In the event of an underwriting deficit incurred by the JUA Plan, which is not recovered through the policyholders in the JUA Plan, such deficit shall be recovered from the companies participating in the JUA Plan in the proportion that the net direct written premiums of each such member during the preceding calendar year bear to the aggregate net direct premiums written in this state by all members of the JUA Plan. There were no material assessments by the JUA Plan as of December 31, 2021. Future assessments by the JUA and the JUA Plan are indeterminable at this time.

Leases

The Company is committed under various operating lease agreements for office space. FNHC and its subsidiaries lease certain facilities, furniture and equipment under long-term lease agreements. Rental expense for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $1.1 million and $1.0 million, respectively.

Future minimum lease payments under these agreements are as follows:

Aggregate
Minimum
Year Ended December 31,	Lease Payments
(In thousands)
2022	$1,098
2023	1,131
2024	1,164
2025	1,115
2026	1,140
Thereafter	2,178
Total	$7,826

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

Additional information related to our operating lease agreement for office space consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Right-of-use asset	$6,693	$7,430
Accrued rent	(482)	(259)
Right-of-use asset, net	$6,211	$7,171

Lease liability	$6,693	$7,430

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	6.7	7.7

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Lease expense	$1,118	$1,118	$1,046
Sublease income	(479)	(466)	(229)
Lease expense, net	$639	$652	$817

Net cash provided by (used in) operating activities	$(587)	$(555)	$(573)

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
December 31, 2021

During the year ended December 31, 2020, the Company repurchased 800,235 shares of its common stock at a total cost of $10.0 million, which is an average price per share of $12.50. The unused portion of this authorization expired on December 31, 2020.

Securities Offerings

In June 2018, the Company filed with the Securities and Exchange Commission (“SEC”) on Form S-3, a shelf registration statement enabling the Company to offer and sell, from time to time, up to an aggregate of $150.0 million of securities. On March 15, 2021, the Company closed on an underwritten public offering of 3,500,000 shares of its common stock at a price of $4.75 per share for gross proceeds of $16.6 million. The offering generated net proceeds to the Company of approximately $15.1 million, after deducting the underwriter's discount and offering expenses payable by the Company. In April 2021, the Company sold an additional 100,650 shares upon partial exercise of the underwriter's allotment option and received net proceeds of $0.4 million.

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

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Restricted stock	$1,079	$1,409	$1,841
Performance stock	85	171	335
Total share-based compensation expense	$1,164	$1,580	$2,176

Recognized tax benefit	$—	$634	$534
Intrinsic value of options exercised	2	110	2
Fair value of restricted stock vested	1,700	1,659	1,977

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted-average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

The unamortized share-based compensation expense is $2.5 million as of December 31, 2021, which will be recognized over the remaining weighted average vesting period of approximately 1.73 years.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

Stock Option Awards

A summary of the Company’s stock option activity includes the following:

		Weighted
		Average
	Number of	Option
	Shares	Exercise Price
Outstanding at January 1, 2019	39,017	$3.80
Granted	—	—
Exercised	(167)	2.45
Cancelled	—	—
Outstanding at December 31, 2019	38,850	3.80
Granted	—	—
Exercised	(13,433)	3.16
Cancelled	—	—
Outstanding at December 31, 2020	25,417	4.01
Granted	—	—
Exercised	(4,085)	2.45
Cancelled	(1,500)	3.10
Outstanding at December 31, 2021	19,832	$4.40

Stock options outstanding and exercisable in a select price range is as follows:

	Options Outstanding and Exercisable
		Weighted Average
		Remaining
	Shares Outstanding	Contractual Life	Weighted Average	Aggregate
Range of Exercise Price	and Exercisable	(years)	Exercise Price	Intrinsic Value
$4.40	19,832	0.26	$4.40	—

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

During the years ended December 31, 2021 and 2020, the Board of Directors granted 171,576 and 210,272 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees. The RSA grants include performance-based RSAs, which reflect the number of shares that would vest based on achieving the "Target" level of performance (as opposed to "Threshold" or "Maximum" performance levels). The actual number of performance-based RSAs that will vest depend on the Company's achievement of specified performance criteria in the future.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

RSA activity includes the following:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2019	262,334	$18.78
Granted	140,156	18.03
Vested	(94,755)	20.87
Cancelled	(52,390)	17.66
Outstanding at December 31, 2019	255,345	17.82
Granted	210,272	11.82
Vested	(89,889)	18.46
Cancelled	—	—
Outstanding at December 31, 2020	375,728	14.32
Granted	171,576	4.63
Vested	(124,287)	13.68
Cancelled	(79,334)	13.16
Outstanding at December 31, 2021	343,683	$9.98

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Year Ended December 31,
	2021			2020
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$15,086	$(3,700)	$11,386	$13,621	$(3,340)	$10,281
Other comprehensive income (loss) due to debt securities - held to maturity reclassified to available-for-sale	—	—	—	(58)	14	(44)

Other comprehensive income (loss) before reclassification	(10,826)	—	(10,826)	19,114	(4,688)	14,426
Reclassification adjustment for realized losses (gains) included in net income	(1,589)	(5)	(1,594)	(17,591)	4,314	(13,277)
	(12,415)	(5)	(12,420)	1,523	(374)	1,149
Accumulated other comprehensive income (loss), end-of-period	$2,671	$(3,705)	$(1,034)	$15,086	$(3,700)	$11,386

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

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

For the years ended December 31, 2021, 2020 and 2019, the Company made no additional profit-sharing contribution.

The Company’s total contributions to the 401(K) Plan were $1.3 million, $1.2 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15. RELATED PARTY TRANSACTIONS

Related to an equity method investment in Southeast Catastrophe Consulting Company, LLC, based in Mobile, Alabama, the Company recognized total costs and expenses, primarily in losses and LAE expenses, in the consolidated statements of operations, of $3.6 million, $2.2 million, $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

16. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including vested restricted stock awards during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares outstanding, noted above, adjusted for the dilutive effect of stock options and unvested restricted stock awards. Dilutive securities are common stock equivalents that are freely exercisable into common stock at less than market prices or otherwise dilute earnings if converted. The net effect of common stock equivalents is based on the incremental common stock that would be issued upon the assumed conversion of convertible long-term debt (if not antidilutive, the associated interest expense reflected in net income (loss) available to common shareholders, would be excluded as well), exercise of common stock options and the vesting of RSAs using the treasury stock method. Common stock equivalents are not included in diluted earnings per share when their inclusion is antidilutive.

The following table presents the calculation of basic and diluted EPS:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(103,100)	$(78,158)	$1,011

Weighted average number of common shares outstanding - basic	16,675	13,846	12,977

Net income (loss) per common share - basic	($6.18)	($5.64)	$0.08

Weighted average number of common shares outstanding - basic	16,675	13,846	12,977
Dilutive effect of convertible debt	—	—	—
Dilutive effect of stock compensation plans	—	—	46
Weighted average number of common shares outstanding - diluted	16,675	13,846	13,023

Net income (loss) per common share - diluted	$(6.18)	$(5.64)	$0.08

Dividends per share	$—	$0.36	$0.33

For the year ended December 31, 2021, we excluded (in thousands) dilutive shares of 2,460 from our weighted average number of common shares outstanding - diluted above because their inclusion, as well as retaining the associated interest expense of $0.7 million currently reflected in net income (loss) available to common shareholders for the EPS numerator, would have been antidilutive.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Statements (Continued)
December 31, 2021

17. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company’s insurance companies are subject to regulations and standards of the Florida Office of Insurance Regulation (the "OIR") and Louisiana Department of Insurance (the "LDI"). These standards require that insurance companies prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual. The Company did not use any prescribed or permitted statutory accounting practices that differed from the NAIC’s statutory accounting practices as of December 31, 2021.

The Company’s insurance companies are required to report their risk-based capital (“RBC”) each December 31. Failure to maintain an adequate RBC could subject the Company to regulatory action and could restrict the payment of dividends. As of December 31, 2021, the RBC levels of the Company’s insurance companies did not subject them to any regulatory action.

Additionally, Florida Statutes require the Company’s Florida domiciled insurance companies to maintain specified levels of statutory capital and restrict the timing and amount of dividends and other distributions that may be paid to the parent company. These standards require dividends to be paid only from statutory unassigned surplus. The maximum dividend that may be paid by the Company’s insurance companies to their parent company, without prior regulatory approval is limited to the lesser of statutory net income from operations of the preceding calendar year, not including realized capital gains, plus a 2 year carryforward or 10% of statutory unassigned surplus as of the preceding year end. A dividend may also be taken without prior regulatory approval if (a) the dividend is equal to or less than the greater of (i) 10% of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains; or (ii) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (b) the insurer will have surplus as to policyholders equal to or exceeding 115 percent of the minimum required statutory surplus as to policyholders after the dividend or distribution is made; and (c) the insurer has filed notice with the OIR at least 10 business days prior to the dividend payment or distribution, or such shorter period of time as approved by the OIR on a case-by-case basis. These dividends are referred to as “ordinary dividends.” However, if a dividend, together with other dividends paid within the preceding 12 months, exceeds this statutory limit or is paid from sources other than earned surplus, the entire dividend is generally considered an “extraordinary dividend” and must receive prior regulatory approval before such dividend can be paid.

With respect to the Company's Louisiana domiciled insurer, Louisiana law restricts a domestic insurer from declaring and paying any dividends to its stockholders unless its capital is fully paid in cash and is unimpaired and it has a surplus beyond its capital stock and the initial minimum surplus required and all other liabilities equal to fifteen percent of its capital stock, provided that this restriction shall not apply when an insurer's paid-in capital and surplus exceeds the minimum required by Louisiana law by one hundred percent or more. No extraordinary dividend or other extraordinary distribution to its shareholders may be made until 30 days after the commissioner of insurance has received notice of the declaration thereof and has not within that period disapproved the payment, or has approved the payment within the thirty-day period. An extraordinary dividend or distribution includes any dividend or distribution of cash or other property, whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) 10% percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding; or (b) the net income, not including realized capital gains, for the twelve-month period ending the 31st day of December next preceding, but shall not include pro rata distributions of any class of the insurer's own securities. In determining whether a dividend or distribution is extraordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out as dividends. This carryforward shall be computed by taking the net income from the second and third preceding calendar years, not including realized capital gains, less dividends paid in the second and immediately preceding calendar years. Notwithstanding the foregoing, an insurer may declare an extraordinary dividend or distribution which is conditional upon regulatory approval. and the declaration shall confer no rights upon shareholders until either the payment is approved or has not been disapproved within the 30-day period referred to above. As noted above, authorization to issue dividends from the insurance companies is based on achieving certain financial results and regulatory approvals. Due to the Company's financial results, we have neither applied for regulatory approval nor are we authorized to issue dividends from the insurance carriers at this time.

As of December 31, 2021 and 2020, on a combined statutory basis, the capital and surplus of the Company’s insurance companies was $113.1 million and $145.2 million, respectively. Combined statutory operational results of the Company’s insurance companies was a net loss of $124.6 million, net loss of $57.5 million and net loss of $36.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Statutory capital and surplus exceeds amounts necessary to satisfy regulatory requirements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
FedNat Holding Company

Opinion on Internal Control Over Financial Reporting
We have audited FedNat Holding Company and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedNat Holding Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedules and our report dated April 25, 2022 expressed an unqualified opinion thereon.

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
April 25, 2022

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

To remediate the identified material weakness disclosed in our 2020 Form 10-K, we implemented additional reconciliation procedures and enhanced and strengthened our documentation and review procedures relating to unique, new, changing or unusual transactions. There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the applicable information in the Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the applicable information in our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the applicable information in the Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Commission not later than 120 days after the close of the fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of our independent registered public accounting firm thereon are filed with this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019.

(2)	Financial Statement Schedules.

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Restated Articles of Incorporation, as amended, of FedNat Holding Company	10-Q	3.1	August 9, 2021
3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018
4.1	Description of Registrant's Securities				X
4.2	Form of Senior Indenture	S-3 File No. 333-257983	4.2	July 16, 2021
4.3	Form of Subordinated Indenture	S-3 File No. 333-257983	4.3	July 16, 2021
4.4	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019
4.5	First Supplemental Indenture by and between FedNat Holding Company and The Bank of New York Mellon, as trustee	8-K	4.1	March 5, 2020
4.6	Second Supplemental Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee	8-K	4.1	April 21, 2021
4.7	Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.2	April 21, 2021
4.8	Form of Convertible Senior Unsecured Note due 2026 of FedNat Holding Company	8-K	4.3	April 21, 2021
4.9	Form of Registration Rights Agreement dated April 19, 2021 between FedNat Holding Company and the Purchasers of Convertible Senior Unsecured Notes due 2026	8-K	10.1	April 21, 2021
4.1	Form of 7.50% Senior Unsecured Note due 2029 of FedNat Holding Company	S-4	4.5	January 16, 2020
10.1*	Excess Catastrophe Reinsurance Contract effective March 2, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.1	May 6, 2021
10.2*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	May 6, 2021
10.3*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*	10-Q	10.3	May 6, 2021
10.4*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.4	May 6, 2021
10.5*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.5	May 6, 2021
10.6*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.6	May 6, 2021

10.7*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.7	May 6, 2021
10.8*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.8	May 6, 2021
10.9*	First-Third Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.1	November 9, 2021
10.10*	Main Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2021
10.11*	Main Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.3	November 9, 2021
10.12*	Third-Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.4	November 9, 2021
10.13*	Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.5	November 9, 2021
10.14*	Fourth-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.6	November 9, 2021
10.15*	Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.7	November 9, 2021
10.16*	Third and Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.8	November 9, 2021
10.17*	Main Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.9	November 9, 2021
10.18*	Fourth-Fifth Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.10	November 9, 2021
10.19*	Second Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.11	November 9, 2021
10.20*	Third Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.12	November 9, 2021

10.21*	Private Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.13	November 9, 2021
10.22*	Main Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.14	November 9, 2021
10.23*	Private Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.15	November 9, 2021
10.24*	Main Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.16	November 9, 2021
10.25*	Excess Catastrophe Reinsurance Contract effective July 1, 2021, by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.17	November 9, 2021
10.26*	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.18	November 9, 2021
10.27*	Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.19	November 9, 2021
10.28*	Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.20	November 9, 2021
10.29*	First Excess Catastrophe Reinsurance Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.21	November 9, 2021
10.30*	Private Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.22	November 9, 2021
10.31*	Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.23	November 9, 2021
10.32*	Main Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.24	November 9, 2021
10.33*	First-Third Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.25	November 9, 2021
10.34*	Private Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.26	November 9, 2021

10.35*	Main Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.27	November 9, 2021
10.36*	Main Fourth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.28	November 9, 2021
10.37*	Main Fourth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.29	November 9, 2021
10.38*	Main Fourth Layer Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.30	November 9, 2021
10.39*	First Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.31	November 9, 2021
10.40*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.32	November 9, 2021
10.41*	Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.33	November 9, 2021
10.42*	Non-Florida Second Event Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.34	November 9, 2021
10.43*	Net Quota Share Reinsurance Agreement effective July 1, 2021 by and between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.35	November 9, 2021
10.44*	Excess Catastrophe Reinsurance One-Month Extension Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.36	November 9, 2021
10.45*	Commutation Agreement dated April 22, 2021 between FedNat Holding Company and SageSure Anchor Re, Inc.	10-Q	10.2	August 9, 2021
10.46*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-K	10.9	March 6, 2020
10.46.A*	Sixth Amendment, entered into November 4, 2020, to Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-K	10.34.A	March 29, 2021
10.47	Administrative Services Agreement dated November 1, 2015 between FedNat Underwriters Inc. and SageSure Insurance Managers LLC	10-K	10.10	March 6, 2020
10.48.A	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013
10.48.B	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013
10.48.C	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015
10.48.D*	Third Amendment to Insurance Agency Master Agreement dated August 10, 2018 between Ivantage Select Agency, Inc. and FedNat Underwriters, Inc.	10-K	10.14	March 6, 2020

10.49+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017
10.50+	2018 Omnibus Incentive Compensation Plan	DEF 14A	Annex B	April 13, 2018
10.51+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019
10.52+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019
10.53+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008
10.54+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013
10.55+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012
10.56+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015
10.57+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015
10.58.A+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019
10.58.B+	First Amendment dated November 4, 2020 to Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	10-K	10.47.B	March 29, 2021
10.59	Standstill Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.2	December 2, 2019
10.60	Reinsurance Capacity Right of First Refusal Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.3	December 2, 2019
10.61	Investment Advisory Agreement dated December 2, 2019 between Fundamental Global Advisors LLC and FedNat Holding Company	8-K	10.4	December 2, 2019
10.62	Consent Order dated August 7, 2019 among the Florida Office of Insurance Regulation, FedNat Holding Company, 1347 Property Insurance Holdings, Inc., and Maison Insurance Company.	8-K	10.1	August 13, 2019
10.63	Consent Agreement dated August 9, 2019 among the Louisiana Department of Insurance, FedNat Holding Company and Maison Insurance Company.	8-K	10.2	August 13, 2019
10.64	Consent Order dated April 21, 2022 among FedNat Insurance Company, Maison Insurance Company, Monarch National Insurance Company and the Florida Office of Insurance Regulation				X
21.1	Subsidiaries of the Company				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS**	Inline XBRL Instance Document.				X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
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
Date: April 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael H. Braun	Chief Executive Officer, President and Director	April 25, 2022
Michael H. Braun	(Principal Executive Officer)

/s/ Ronald A. Jordan	Chief Financial Officer	April 25, 2022
Ronald A. Jordan	(Principal Financial Officer)

/s/ Erick A. Fernandez	Chief Accounting Officer	April 25, 2022
Erick A. Fernandez	(Principal Accounting Officer)

/s/ Bruce F. Simberg	Chairman of the Board and Director	April 25, 2022
Bruce F. Simberg

/s/ Jenifer G. Kimbrough	Director	April 25, 2022
Jenifer G. Kimbrough

/s/ Thomas A. Rogers	Director	April 25, 2022
Thomas A. Rogers

/s/ Roberta N. Young	Director	April 25, 2022
Roberta N. Young

/s/ David W. Michelson	Director	April 25, 2022
David W. Michelson

/s/ David K. Patterson	Director	April 25, 2022
David K. Patterson

Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets
FEDNAT HOLDING COMPANY (Parent Company Only)
December 31, 2021 and 2020

	December 31,
	2021	2020
	(In thousands)
ASSETS
Investments in subsidiaries (1)	$237,872	$225,568
Investment securities, available-for-sale, at fair value	151	20,646
Equity securities, at fair value	2,049	1,881
Cash and cash equivalents	4,632	18,170
Deferred income taxes, net	—	868
Income taxes receivable	5,142	7,969
Note receivable and accrued interest to subsidiary (1)	—	19,517
Right-of-use assets	6,441	7,108
Other assets	1,719	1,991
Total assets	$258,006	$303,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Due to subsidiaries, net (1)	$68,349	$31,686
Long-term debt	118,805	98,683
Lease liabilities	6,441	7,108
Other liabilities	5,025	8,081
Total liabilities	198,620	145,558

Shareholders' Equity
Preferred stock	—	—
Common stock	174	137
Additional paid-in capital	186,007	169,298
Accumulated other comprehensive income (loss)	(1,034)	11,386
Retained earnings (deficit)	(125,761)	(22,661)
Total shareholders’ equity	59,386	158,160
Total liabilities and shareholders' equity	$258,006	$303,718

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Earnings
FEDNAT HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues:
Management fees (1)	$2,667	$2,660	$2,160
Interest from subsidiaries (1)	1,515	1,410	107
Net investment income	378	477	1,757
Net realized and unrealized investment gains (losses)	506	972	448
Equity in income (loss) of consolidated subsidiaries	(81,924)	(94,363)	20,909
Total revenue	(76,858)	(88,844)	25,381

Costs and expenses:
General and administrative expenses	17,168	15,149	13,892
Interest expense	8,758	7,661	10,776
Total costs and expenses	25,926	22,810	24,668

Income (loss) before income taxes	(102,784)	(111,654)	713
Income tax expense (benefit)	316	(33,496)	(298)
Net income (loss)	$(103,100)	$(78,158)	$1,011

(1)Eliminated in consolidation.

The accompanying note is an integral part of the condensed financial statements.

Schedule II – Condensed Financial Information of Registrant (Continued)
Condensed Statements of Cash Flows
FEDNAT HOLDING COMPANY (Parent Company Only)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flow from operating activities:
Net income (loss)	$(103,100)	$(78,158)	$1,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized investment (gains) losses	(506)	(972)	(448)
Equity in undistributed income (loss) of consolidated subsidiaries (1)	81,924	94,363	(20,909)
Amortization of investment premium or discount, depreciation and amortization	555	430	369
Loss (gain) on early extinguishment of debt	—	—	3,575
Share-based compensation	581	790	1,050
Changes in operating assets and liabilities:
Note receivable and accrued interest to subsidiary (1)	(1,515)	(1,410)	(107)
Income taxes, net	3,730	6,900	(5,379)
Due to subsidiaries, net (1)	40,254	(21,891)	3,044
Other, net	755	4,974	1,105
Net cash provided by (used in) operating activities	22,678	5,026	(16,689)
Cash flow from investing activities:
Capital contributions to consolidated subsidiaries (1)	(65,271)	(11,000)	—
Sales, maturities and redemptions of investments securities	8,458	31,300	11,276
Purchases of investment securities	(14,768)	(25,089)	(15,617)
Payment for acquisition	—	—	(25,566)
Issuance of note receivable to subsidiary (1)	—	—	(18,000)
Purchases of property and equipment	(35)	(21)	(289)
Net cash provided by (used in) investing activities	(71,616)	(4,810)	(48,196)
Cash flow from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	19,818	—	98,390
Payment of long-term debt and prepayment penalties	—	—	(48,000)
Issuance of common stock	15,571	—	—
Issuance of common stock for share-based awards	11	42	1
Purchases of FedNat Holding Company common stock	—	(10,418)	(3,449)
Dividends from consolidated subsidiaries	—	12,376	39,174
Dividends paid	—	(5,077)	(4,309)
Net cash provided by (used in) financing activities	35,400	(3,077)	81,807
Net increase (decrease) in cash and cash equivalents	(13,538)	(2,861)	16,922
Cash and cash equivalents at beginning of period	18,170	21,031	4,109
Cash and cash equivalents at end of period	$4,632	$18,170	$21,031

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

Schedule V – Valuation and Qualifying Accounts
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

			Charged to
		Balance at	Costs and		Balance at
Year	Description	January 1,	Expenses	Deductions	December 31,
		(in thousands)
2021	Allowance for uncollectible reinsurance recoverable	$65	$184	$—	$249
	Allowance for uncollectible premiums receivable	$233		$(108)	$125
2020	Allowance for uncollectible reinsurance recoverable	$—	$65	$—	$65
	Allowance for uncollectible premiums receivable	$159	$74	$—	$233
2019	Allowance for uncollectible reinsurance recoverable	$—	$—	$—	$—
	Allowance for uncollectible premiums receivable	$77	$82	$—	$159

Schedule VI – Supplemental Information Concerning Insurance Operations
FEDNAT HOLDING COMPANY AND SUBSIDIARIES

		December 31,			Year Ended December 31,
			Loss and				Claim and Claim
			Loss				Adjustment Expenses		Amortization	Paid Claims
		Deferred	Adjustment			Net	Incurred Related to		of Deferred	and Claim	Net
		Acquisition	Expense	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year	Line of Business	Cost	Reserves	Premiums	Premiums	Income	Year	Year	Costs	Expenses	Written
		(In thousands)
2021	Property and Casualty Insurance	$18,829	$738,794	$342,747	$183,303	$6,770	$226,523	$6,237	$124,374	$230,312	$183,707
2020	Property and Casualty Insurance	$25,405	$540,367	$366,789	$364,134	$11,786	$358,898	$17,551	$121,524	$354,143	$236,623
2019	Property and Casualty Insurance	$56,136	$324,362	$360,870	$363,652	$15,901	$262,109	$10,971	$96,885	$254,806	$377,879