Form 10-K/A
period 2021-12-31
FedNat Holding Co
filed 2022-05-02
CIK 1069996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No 1)

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
As of April 25, 2022, the total number of common shares outstanding of Registrant’s common stock was 17,519,237.
Auditor Name: Ernst & Young LLP
Auditor Location: Charlotte, North Carolina
PCAOB ID Number: 42
DOCUMENTS INCORPORATED BY REFERENCE: None

FEDNAT HOLDING COMPANY TABLE OF CONTENTS

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is to include the information required by Items 10 through 14 of Part III of Form 10-K, which was omitted from FedNat Holding Company’s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed on April 25, 2022 (the “Original Form 10-K”). Except as expressly set forth in this Amendment No. 1, no portion of the Original Form 10-K is being amended or updated by this Amendment No. 1.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information with respect to our continuing directors and our executive officers as of March 31, 2022 is set forth below:

Name	Age	Position with Company
Michael H. Braun	54	Chief Executive Officer, President and Director (term expires 2022)
Jenifer G. Kimbrough(1)(2)(4)(5)	50	Director (term expires 2022)
David W. Michelson(1)(2)(4)(5)	64	Director (term expires 2022)
David K. Patterson (2)(3)(4)(5)	69	Director (term expires 2023)
Thomas A. Rogers (4)(5)	70	Director (term expires 2023)
Roberta N. Young (2)(3)(5)	72	Director (term expires 2023)
Bruce F. Simberg (1)(3)(4)(5)	73	Chairman of the Board, Director (term expires 2024)
Ronald A. Jordan	54	Chief Financial Officer

(1)Strategic Review Committee Member
(2)Audit Committee Member
(3)Investment Committee Member
(4)Compensation Committee Member
(5)Nominating Committee Member

Michael H. Braun has served as our Company's Chief Executive Officer since 2008, and its President since 2009. Prior to his appointment to CEO, Mr. Braun was our Chief Operating Officer (COO), where he was responsible for all aspects of the Company’s operations including underwriting, claims, marketing, and strategic product development. Mr. Braun also serves as President of FedNat Insurance Company (FNIC), a subsidiary of FNHC, a role he was appointed to in 2003, and has also been a member of the Company's Board of Directors since 2005. Mr. Braun has served as President of Monarch Insurance Company since its inception in 2015 and served as President of American Vehicle Insurance Company from 2010 until 2011. Prior to joining the Company, Mr. Braun was Managing Partner for an independent insurance brokerage agency group, which was acquired by the Company in 1998. As Managing Partner, he held operational, marketing, and business development duties. Mr. Braun holds a B.S. from University at Buffalo’s School of Management.

Mr. Braun’s 20-year tenure with the Company, together with his substantial experience in all aspects of insurance company operations, including product development, strategy, reinsurance and underwriting, have been critical to the Company’s longevity in the homeowners insurance market.

Jenifer G. Kimbrough has served as a director of the Company since April 2009, including her membership on the Strategic Review Committee and the Board’s standing audit (for which she serves as Chair), compensation and nominating committees. Ms. Kimbrough serves as Managing Director, Chief Financial Officer at Oakworth Capital Bank since October 2015, prior to which Ms. Kimbrough was the Vice President of Compliance and Audit for Surgical Care Affiliates from March 2010 to October 2015. Prior to 2010, Ms. Kimbrough served as the Vice President of Assurance and Process Improvement. Prior to 2007, Ms. Kimbrough was the Senior Vice President of Investor Relations at Regions Financial Corporation. From 1993 to 2003, Ms. Kimbrough served as an Audit Senior Manager at Ernst & Young LLP. Ms. Kimbrough received her certification as a Certified Public Accountant (“CPA”) from the Alabama State Board of Public Accountancy in 1994 and obtained a Bachelor of Science degree in Commerce & Business Administration (Accounting) from The University of Alabama in 1993. Ms. Kimbrough is a member of several professional societies, including Alabama State Society of Certified Public Accountants and American Institute of Certified Public Accountants (“AICPA”). Additionally, she served on the AICPA Women’s Initiative Executive Committee and as National President of the AWSCPA and serves in various volunteer leadership capacities. Ms. Kimbrough does not serve on the board of directors of any other publicly traded company.

Ms. Kimbrough brings her significant knowledge in compliance and audit, from both the issuer’s perspective and the auditor’s perspective, to the Company and the Board. Ms. Kimbrough is a member of the Board's Strategic Review, Audit, Compensation and Nominating Committees (please see "Standing Board Committees" below).

David W. Michelson first joined the Board in August 2019 as a Board observer pending completion of regulatory reviews and was elected to the Board at the 2019 Annual Meeting. He serves on the Strategic Review Committee and the Board’s standing audit, compensation (for which he serves as Chair) and nominating committees. Mr. Michelson is a 26-year veteran of publicly traded specialty property and casualty insurer National Interstate Corporation (“National Interstate”), where he served as President and Chief Executive Officer from 2008 until 2016. He also served as a director of National Interstate from 2009 until 2016. During Mr. Michelson’s tenure, National Interstate delivered a consistent record of underwriting profitability, which culminated in the company being acquired by a global diversified insurance group in 2016. Mr. Michelson is also a member of the board of directors of Protective Insurance Corporation, a publicly traded specialty property and casualty insurer focused on the commercial automobile insurance market. Prior to National Interstate, Mr. Michelson was responsible for all P&C business at Torchmark Corporation, which included a portfolio of personal property products in the Southeastern U.S.

Mr. Michelson brings his C-suite experience with a publicly traded specialty property and casualty insurer to the Company and the Board. Mr. Michelson is a member of the Board's Strategic Review, Audit, Compensation and Nominating Committees (please see "Standing Board Committees" below.

David K. Patterson first joined the Board in August 2019 as a Board observer pending completion of regulatory reviews and was elected to the Board at the 2019 Annual Meeting. Mr. Patterson brings to the Board his more than 40 years of operational and executive leadership experience in the property and casualty insurance industry. Most recently he was Chairman and President of ESIS, Inc. (“ESIS”), the risk management services subsidiary of Ace Limited (now Chubb Limited), which he joined in 2004 and for which he served as President and Chairman from 2005 to 2015. Prior to joining ESIS, Mr. Patterson was the President and Chief Executive Officer of Kemper National Services, Inc., a claims service organization serving the property and casualty insurance operations of Kemper National, from 1994 to 2003. While at Kemper, Mr. Patterson served in a variety of regional and home office senior leadership roles in claims, systems and operations.

Mr. Patterson brings his extensive experience with risk management and claims management to the Company and the Board. Mr. Patterson is a member of the Board’s Audit, Investment, Compensation and Nominating Committees (please see “Standing Board Committees” below).

Thomas A. Rogers has served as a director of the Company since October 2015. Mr. Rogers has more than 40 years’ experience in the reinsurance industry, including 22 years serving in senior executive officer positions with Aon Benfield Inc. until his retirement in 2014 as its Vice Chairman. Prior to Aon Benfield, Mr. Rogers spent 18 years with both reinsurance underwriting and intermediary companies and specialized in the development and management of specialized property and casualty lines. Mr. Rogers received his Bachelor of Science degree from Drexel University. Mr. Rogers does not serve on the board of directors of any other SEC reporting company.

Mr. Rogers’ significant knowledge of reinsurance underwriting, including day-to-day insurance operations, and in specialized property and casualty lines provides the Board with expertise that is highly relevant to the Company’s current operations and beneficial in connection with possible future expansion of the Company’s business lines. Mr. Rogers is a member of the Board’s Compensation and Nominating Committees (please see “Standing Board Committees” below).

Roberta N. Young has served as a director of the Company since September 2017. Mrs. Young brings to the Board with more than 40 years’ experience as a CPA and licensed in both Florida and Texas. She has extensive experience in auditing many different types of companies, including SEC companies and insurance companies and in tax preparation and consulting. Most recently, Mrs. Young was a director of tax at BDO USA, LLP (“BDO”) from August 2016 to May 2017. Mrs. Young currently provides tax and consulting services to individuals and companies in South Florida. She was a partner of Goldstein Schechter Koch, CPAs (“GSK”), from 2014 until BDO acquired GSK in August 2016. She started her career in Florida with De Meo, Young McGrath in 1988 becoming partner in 1992 and was managing partner for 4 years. The firm merged with GSK in 2014. Mrs. Young does not serve on the board of directors of any other SEC reporting company.

Mrs. Young’s more than 40 years of experience in accounting and auditing, including in particular for public companies in the insurance industry, provides the Board with another expert in accounting, auditing and financial reporting. Mrs. Young is a member of the Board’s Audit and Nominating Committees and she also serves as Chair of the Investment Committee (please see “Standing Board Committees” below).

Bruce F. Simberg rejoined the Board in January 2016, and serves as Board Chair, after serving as a director of the Company also from January 1998 to March 2015. Mr. Simberg has been a practicing attorney since October 1975, most recently as managing partner of Conroy Simberg, P.A. (“Conroy Simberg”), a law firm in Hollywood, Florida, since October 1979. At Conroy Simberg, one of the most well- known insurance defense law firms in Florida with more than 150 lawyers, Mr. Simberg is responsible for directing the firm’s liability department, including its homeowners’ and first party property and coverage practices. Mr. Simberg has been actively involved in the Board’s committees, including the Board’s standing Compensation, Nominating and Investment committees and serves as Chair of the Board’s Strategic Review Committee. Mr. Simberg received his Bachelor of Science degree from Emory University and his Juris Doctor from the University of Miami. Mr. Simberg does not serve on the board of directors of any other SEC reporting company.

Mr. Simberg has significant historical knowledge and understanding of the Company’s development, as well as significant experience in insurance-related and other litigation and risk assessment matters. Mr. Simberg is a member of the Board's Strategic Review, Investment, Compensation and Nominating Committees (please see "Standing Board Committees" below).

Ronald A. Jordan was appointed as Chief Financial Officer of the Company in April 2017. Mr. Jordan brings to the Company more than 25 years’ experience in accounting and financial reporting, including most recently as Chief Accounting Officer of Hatteras Financial Corp., a mortgage real estate investment trust based in Winston-Salem, North Carolina, from 2013 to 2016. Prior to that position, Mr. Jordan held various positions at Lincoln Financial Group from 2003 to 2012, including Senior Vice President, Financial Planning and Strategic Initiatives, from 2011 to 2012, Vice President and General Auditor from 2006 to 2011, and Vice President and Controller from 2003 to 2006. From 1996 to 2003, Mr. Jordan held positions in financial reporting and accounting at Jefferson Pilot Corporation, CNA Insurance, and Bankers Life & Casualty. Mr. Jordan began his career at Arthur Andersen, LLP from 1989 to 1996. Mr. Jordan is a CPA and Certified Internal Auditor (inactive), and received his Bachelor of Business Administration degree in accounting, with high distinction, from the University of Michigan.

Corporate Governance

Our Board remains focused on our Company's corporate governance in order to assure strong Board accountability and effective shareholder rights policies. Our Board takes into account feedback received from shareholders and others regarding its corporate governance and executive compensation practices. With that feedback in mind, we have maintained our previously updated executive compensation practices, as described more fully below under the caption “Compensation Discussion and Analysis,” and our corporate governance practices, as described below:

◦Currently, six of our seven directors are independent.
◦The Board continues to separate the roles of Board Chair and Chief Executive Officer.
◦The Company’s Bylaws provide for a majority voting standard for uncontested elections of directors.
◦Our shareholder vote on executive compensation (“say-on-pay”) occurs annually.
◦The Company’s Articles of Incorporation and Bylaws provide that the shareholder vote required to amend certain provisions is a majority of shares outstanding.

◦The Company’s Articles of Incorporation and Bylaws provide that the percentage of shares required to call a special meeting is 25%.
◦We maintain stock ownership and retention guidelines applicable to our directors, as well as our Chief Executive Officer and Chief Financial Officer. Under these guidelines, our outside, non- employee directors are each required to hold shares of the Company’s common stock with a value of at least four times their annual retainer. The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of shares withheld or sold to pay taxes.
◦The Board prohibits directors and executive officers from hedging or pledging the Company’s common stock, without exception.
◦The Board maintains corporate governance guidelines, which memorialize the corporate governance practices followed by the Board and the Company.
◦The Company’s 2018 Omnibus Incentive Compensation Plan (the "Omnibus Incentive Plan") prohibits option repricing and requires that grants have a required minimum of one year vesting.
◦The Board adopted the most restrictive definition of “independence” when appointing the members of its Compensation and Nominating committees.

The Board believes that these governance practices represent a meaningful alignment of its corporate governance practices with the interests of its shareholders and current best practices, and reflect the feedback that the Board has received through its ongoing shareholder outreach efforts. As is our standard practice, we will continue to engage with our shareholders and will take feedback we receive from them into account as we evolve our corporate governance practices according to the needs of our business.

Leadership Structure

The Board Chair is elected by the members of the Board and typically presides at all meetings of the Board. Bruce F. Simberg currently serves as our Board Chair, a position he has held since 1998 other than the period from March 2015 to January 2016. The responsibilities of the Company’s Board Chair are: (i) presiding at all meetings, including presiding at executive sessions of the Board (without management present) at every regularly scheduled Board meeting, (ii) serving as a liaison between management and the independent directors, (iii) providing input regarding meeting agendas, time schedules and other information provided to the Board, and (iv) being available for direct communication and consultation with major shareholders. Our Board Chair also has the authority to call meetings of the independent directors. The Chief Executive Officer is the only member of management on the Board.

Board Composition

The Company believes that its Board as a whole should encompass a diverse range of talents, skills, perspectives, experiences, and tenure on the Board, enabling the Board to provide sound guidance with respect to the Company's operations and interests. Our Board currently includes directors with tenure on the Board ranging from two and a half years to 23 years, with four of our directors having joined the Board within the past seven years. Two of our directors are female. Our directors have a range of relevant experience, from hands on management experience in the insurance industry to insurance brokerage to audit and financial accounting. In addition, the Company's policy has been that at least a majority of its directors must qualify as independent under the continued listing rules of The Nasdaq Stock Market (the “Nasdaq Rules”); in recent years, all of the directors except for the Chief Executive Officer have been independent as defined in the Nasdaq Rules.

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

Board Self-Assessment Process

The Board believes that ongoing self-assessment is important to strengthening its performance and fulfilling its role on behalf of the Company’s shareholders. To that end, the Board conducts an annual evaluation process that begins by asking each Board member to complete a comprehensive evaluation form that addresses the Board’s overall performance and a self-evaluation of the individual director’s performance. Overall Board performance is evaluated based on, among other things, the conduct of Board meetings, the composition of the Board, the quality of information provided to the Board, Board effectiveness, and access to management. Individual performance is evaluated to determine, among other things, whether the director continues to be able to devote the necessary time to Board and committee matters, whether the director’s skills are best utilized, and whether the director contributes to Board decision making. In addition, the Audit Committee conducts an annual evaluation of its performance, including a review of the effectiveness of its processes, the composition of the Committee, the Committee’s interactions with management and the Company’s auditors, and the Committee members’ understanding of the Company’s risks, controls and compliance. These evaluation forms are reviewed by the Board Chair or the Audit Committee Chair, and by the entire Board or Audit Committee, and are discussed in detail at a Board or Audit Committee meeting, as applicable.

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

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which memorialize the corporate governance practices followed by the Board and the Company. Among other things, the guidelines address the following matters relating to the Board and its committees:

◦Director qualifications generally and guidelines on the composition of the Board and its committees;
◦Director responsibilities and the standards for carrying out such responsibilities;
◦Board membership criteria;
◦Board committee requirements;
◦Director compensation;
◦Director access to management and independent advisors;
◦Director orientation and continuing education requirements; and
◦Chief Executive Officer evaluation, management succession and Chief Executive Officer compensation.

The Corporate Governance Guidelines are reviewed at least annually by the Board.

Risk Oversight

The Board’s role in connection with risk oversight is to oversee and monitor the management of risk practiced by the Company’s management in the performance of their duties. The Board does this in a number of ways, principally through the oversight responsibility of committees of the Board, but also as part of the strategic planning process. For example, our Audit Committee oversees management of risks related to accounting, auditing and financial reporting, maintaining effective internal controls over financial reporting, and information security and technology risks. Our Nominating Committee oversees risk associated with corporate governance and the Company’s code of conduct, including compliance with listing standards for independent directors and conflicts of interest. Our Compensation Committee oversees the risk related to our executive compensation plans and arrangements and is responsible for reviewing and recommending our non-employee director compensation plans and arrangements. Our Investment Committee oversees the risks related to managing our investment portfolio. The full Board receives reports on a regular basis regarding each committee’s oversight from each committee chair when reporting on their committee’s actions at regular Board meetings, as well as overseeing the development and implementation of strategic initiatives.

COVID-19 Response

Together with our management, our Board of Directors identified the extraordinary nature of the COVID-19 pandemic and the likelihood it would impact the overall economy, the insurance industry and our insureds, and the way in which we conduct our business. Our longstanding policies have permitted remote work for eligible employees; therefore, we were able to transition quickly to a fully remote working environment. Our Board of Directors has been monitoring and overseeing our management’s response to the pandemic, including our personnel safety guidelines, cybersecurity protocols and customer service levels. Our management and Board of Directors are continuing to oversee our responses as the pandemic and its impact continue into 2022.

Meetings of the Board and Committees

During 2021, the Board of Directors held 10 regular meetings, seven special meetings and took actions by written consent on three occasions. During 2021, no director attended fewer than 94% of the Board and committee meetings held during this period. The Board of Directors encourages, but does not require, its directors to attend the Company’s Annual Meeting. All of our directors attended our 2021 Annual Meeting.

Board Independence

The Board has determined that all of its directors and director candidates are independent pursuant to the Nasdaq Rules, with the exception of the Company’s Chief Executive Officer. The Board has also used the stricter definition of “independence” utilized by shareholder advisory services in determining the members of the Compensation and Nominating committees since 2017.

The independent directors of the Board regularly meet in executive sessions without management present. These sessions, which generally occur at every regularly scheduled Board meeting, are led by the Board Chair. Executive sessions allow the independent directors to discuss, among other issues, management performance and compensation.

To facilitate the Board’s oversight functions and to take advantage of the knowledge and experience of its members, the Board has created several standing committees. These committees, the Audit, Investment, Nominating and Compensation committees, allow regular risk oversight and monitoring, and deeper analysis of issues before the Board. The Audit, Compensation, Investment and Nominating committees are composed exclusively of independent directors. The membership of the standing committees is reviewed from time to time, and specific committee assignments are proposed and appointed by the Board. Each committee holds regularly scheduled meetings and confers between regularly scheduled meetings as needed.

Charters for the Audit, Compensation and Nominating committees, and the Corporate Governance Guidelines, are available upon the Company’s website at www.FedNat.com and are also available in print to any shareholder upon request from our Corporate Secretary.

In addition, in October 2020, the Board established the Strategic Review Committee, which is discussed further below.

Standing Board Committees

Audit Committee. As of December 31, 2021, the Audit Committee was composed of Jenifer G. Kimbrough, who served as the Audit Committee Chair, David W. Michelson, David K. Patterson and Roberta N. Young. Each member was determined to be “independent” as defined under the Nasdaq Rules applicable to the Company and SEC rules for Audit Committee membership. Ms. Kimbrough and Mrs. Young, who are Certified Public Accountants, were designated as “financial experts” as that term is defined in the applicable rules and regulations of the Exchange Act based on their understanding of U.S. generally accepted accounting principles (“GAAP”) and financial statements; their ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves; their experience preparing, auditing, analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; their understanding of internal controls and procedures for financial reporting; and their understanding of audit committee functions. The Audit Committee held four regular meetings in fiscal 2021 and two special meetings.

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

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Audit Committee Chair the authority to amend or modify the list of approved permissible non-audit services and fees. The Audit Committee Chair will report action taken to the Audit Committee at the next committee meeting. The Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services and reports at least annually to the Audit Committee.

Compensation Committee. As of December 31, 2021, the Company’s Compensation Committee was composed of Jenifer G. Kimbrough, David W. Michelson, David K. Patterson, Thomas A. Rogers and Bruce F. Simberg. Each member is independent as defined by the Nasdaq Rules. The Compensation Committee performs the duties and responsibilities pursuant to its charter, which includes reviewing and approving the compensation of the Company's executive officers. Mr. Michelson serves as the Compensation Committee Chair. During fiscal 2021, the Compensation Committee held five regular meetings and seven special meetings.

The Compensation Committee has worked with compensation and governance consultants in prior years to assist the Board in updating the Company’s corporate governance practices generally, assist with a review and update of the Company’s executive compensation practices, and assist with the Company’s shareholder engagement program. The Compensation Committee also regularly reviews internally compiled data about the compensation practices of our competitors. For the 2021 fiscal year, the Company engaged the firm of MacKenzie Partners to assist the Board with research related to executive compensation practices and our peers, and assist with the Company’s shareholder engagement program. MacKenzie Partners also provided proxy solicitation services to the Company.

Nominating Committee. As of December 31, 2021, the Company’s Nominating Committee was composed of Jenifer G. Kimbrough, David W. Michelson, David K. Patterson, Thomas A. Rogers, Bruce F. Simberg and Roberta N. Young. Mr. Simberg serves as the Nominating Committee Chair. Each member is independent as defined by the Nasdaq Rules. During fiscal 2021, the Nominating Committee held one regular meeting.

The Nominating Committee continues to identify qualified candidates for director positions. In recommending proposed nominees to the full Board, the Nominating Committee is charged with building and maintaining a Board that has a mix of talent, experience and perspectives to achieve the Company’s business objectives. The Nominating Committee considers all aspects of a candidate’s qualifications with a view to creating a Board with a diversity of qualifications, qualities and skills, as well as diversity of gender and race. Qualities also considered important by the Nominating Committee when assessing director candidates include strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought and an ability to work collegially.

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

Investment Committee. As of December 31, 2021, the Company’s Investment Committee was composed of David K. Patterson, Bruce F. Simberg and Roberta N. Young. The Investment Committee manages our investment portfolio through its oversight of third-party asset management firms, pursuant to its adopted Investment Policy Statement. Ms. Young serves as the Investment Committee Chair. During fiscal 2021, the Investment Committee held four regular meetings.

Strategic Review Committee. In October 2020, the Board established a Strategic Review Committee, and appointed Bruce F. Simberg, Jenifer G. Kimbrough and David W. Michelson to serve as its members. The Strategic Review Committee has been charged with overseeing a review of the Company’s business plan, capital deployment, geographic footprint and long-term strategy to identify strategic alternatives in an effort to create enhanced value for the Company’s stakeholders, in particular its shareholders. These strategic alternatives are not limited in their scope and could include, among other things, changes in the Company’s strategy or operations, a strategic business combination or other possible transaction involving the Company, or continuing to execute on the Company’s current business plan. This Committee has generally met at least weekly and more often as appropriate since its inception. Beginning in August 2021, the Committee has enlisted the assistance of Steven Hale, the Company’s largest shareholder, as an advisor to the Committee.

Code of Conduct

We have adopted a Code of Conduct for all employees, officers and directors of the Company. A copy of our Code of Conduct is available on our web site at www.FedNat.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the components and objectives of the Company’s executive compensation program for fiscal 2021 for our “Named Executive Officers,” describes the process through which the decisions regarding executive compensation have been made, and describes the results of this decision-making process. Our Named Executive Officers for fiscal 2021 were our Chief Executive Officer and President, our Chief Financial Officer and our Chief Operating Officer. The following Compensation Discussion and Analysis reflects the compensation paid to our Named Executive Officers for fiscal 2021 and the Compensation Committee’s decisions with respect to the compensation for fiscal 2022 for the Named Executive Officers.

Philosophy of the Company’s Executive Compensation Programs

The Compensation Committee of the Board is responsible for establishing, implementing and monitoring adherence to the Company’s compensation philosophy and oversees our compensation programs for our Named Executive Officers. With respect to executive compensation, the Compensation Committee’s primary goals are to attract and retain the most qualified, knowledgeable, dedicated and seasoned executives possible; provide challenging but attainable goals by which to measure performance; reward them for their contributions to the development of the Company’s business; and align the executives’ compensation and incentives with the Company’s performance and the interests of our shareholders. The Compensation Committee also endeavors, while compensating our Named Executive Officers for their performance, to structure the Company’s compensation programs so as to not encourage unnecessary or excessive risk-taking. The Compensation Committee believes that crafting incentives so as to not encourage unnecessary or excessive risk taking is especially important in the homeowners insurance industry in the Company’s home state of Florida. Finally, the Compensation Committee considers the potential impact of the current and expected economic environment in which the Company operates on the Company's ability to achieve the performance goals.

The Compensation Committee is committed to ensuring our compensation programs are strongly aligned with the Company’s long-term business strategy. The Committee seeks to continuously and rigorously evaluate its compensation plans to reflect strong governance practices and shareholder feedback.

	What We Do		What We Do Not Do
✓	Incorporate long-term performance-based criteria in the equity awards to our Chief Executive Officer, with the result that a significant portion of our Chief Executive Officer's incentive compensation is subject to measurable financial objectives.	x	No change-in-control excise tax gross-ups.
✓	Include objective financial metrics in both the short-term and long-term components of our incentive compensation plan.	x	No grants of equity to our directors or management team at a price per share less than book value per share.
✓	Maintain a clawback policy that allows for the recovery of previously paid incentive compensation in the event of a restatement of our financial statements.	x	No tax gross-ups on perquisites.
✓	Maintain rigorous stock ownership and retention guidelines for our executive officers and directors.	x	No excessive perquisites.
✓	Continue a robust shareholder outreach program to solicit investor feedback on compensation plan design and disclosure, which we will continue in connection with this Annual Meeting.	x	No hedging or pledging of the Company’s common stock.
✓	Require a "double trigger" for change-in-control payments to our Named Executive Officers, meaning that payments will not be triggered without a qualifying termination following a change in control, and to provide that any such change in control payment would be based on the average of the preceding three years' actual bonuses earned.	x	No option repricing or repurchases of underwater options without shareholder approval.

The Company’s 2021 Performance

As an industry, the Florida property insurance industry lost over $1.5 billion in 2021 and over $1.6 billion in 2020, driven by catastrophe losses, higher catastrophe reinsurance costs, and an adverse claims environment stemming in large part from litigation abuse and other forms of social inflation of claim costs. The Company’s financial results for 2021 reflect the impact of an elevated number of severe weather events, including seven named storms that made landfall in the U.S. The total impact of 2021 catastrophe losses on the Company was over $800 million on a gross basis, which was reduced to $86 million, pre-tax, net of amounts ceded to our reinsurance partners and other recoveries including related claims handling revenues. Over 80% of these net catastrophe losses stemmed from the Company’s non-Florida books of business, despite those books representing less than 40% of our gross written premium. The Company is taking action to reduce its exposure to catastrophe losses and earnings volatility by implementing a strategy to exit the non-Florida markets and re-focus on our Florida operations, where our approved rates have increased substantially, and where recent legislative actions have begun to improve the claims litigation environment. The Company also is taking action to improve the results of its Florida book, including proactively increasing rates, further tightening underwriting standards, and controlling expenses. The Company’s responses to the challenges faced in 2021included the following:

•As of the 2021 year end, we maintained an appropriate capital position in our three insurance carriers, while conserving liquidity at the holding company, ending the year with risk-based capital ratios in excess of 300% in our insurance carriers and $40 million of liquidity at the holding company.

•During 2021, we implemented rate increases in our Florida book to improve that represent over $80 million of potential incremental gross earned premium in 2021 as compared to 2020, assuming no change to our underlying book of business.

•We executed a rigorous exposure management strategy that reduced total insured value and policy counts by 18% and 22%, respectively, with only a 3% decline in gross written premium.

•We successfully navigated disruption to the U.S. economy and to our own operations by the ongoing COVID-19 pandemic.

•During 2021, we carefully managed our investment portfolio in response to capital market implications from the COVID-19 pandemic, and did not experience any credit losses in the portfolio.

•Our Board of Directors continued its efforts via a Strategic Review Committee to oversee a review of the Company’s business plan, capital deployment, geographic footprint and long-term strategy in order to identify strategic alternatives in an effort to preserve value for our stakeholders.

Results of Our Evaluations

The following table summarizes the Compensation Committee’s compensation decisions for 2021 for our Named Executive Officers, consistent with how the Compensation Committee views total compensation. This table reflects both the “Target” bonus amounts as approved by the Compensation Committee and the actual achievement thereof (as detailed in the footnotes to the table). The Compensation Committee reached its compensation decisions based on its evaluation of the Company's performance relative to the incentive criteria established at the beginning of 2021, while taking into account actual progress made toward important Company initiatives and the impact of the continued elevated level of severe weather. For comparative purposes, the table also presents 2020 and 2019 compensation decisions for our Named Executive Officers. While the table below summarizes how the Compensation Committee views compensation, it is not a substitute for the tables and disclosures required by the SEC’s rules, which are included below. Further detail on how individual pay decisions were made and descriptions of the elements of compensation can be found following this table.

When determining the number of shares that a given dollar-denominated grant represents, the Company follows the practice of flooring the per-share value at book value per share, if the grant date share price is less than book value per share. This has the effect of reducing the number of shares granted for grants that occur when book value per share exceeds the actual share price. Herein, we refer to the grant value computed on the basis of the greater of the share price or book value per shares as the “ascribed value.” In the table that follows, for performance-based grants and time vested awards that are granted on a dollar-denominated basis, both the target and actual amounts are presented on the basis of ascribed value. Time-vesting awards that are defined based a specific share count are valued using the grant date share price. The column labeled “Equity Awards at Grant Date Fair Value” presents all share grants on the basis of the grant date share price, and is useful for reconciling the table below with the tables and disclosures required by the SEC rules, later in this document.

Named Executive Officer	Year	Base Salary Rate	Annual Incentive and Other Cash Awards		Long-Term Incentive and Other Share-Based Awards		Total Compensation		Equity Awards at Grant Date Fair Value
			Target	Actual	Target	Actual-to-Date	Target	Actual-to-Date
Michael H. Braun, Chief Executive Officer and President (1)	2021	$1,000,000	$500,000	$—	$500,000	$—	$2,000,000	$1,000,000	$252,016
	2020	1,000,000	500,000	—	1,500,000	591,000	3,000,000	1,591,000	897,082
	2019	1,000,000	1,050,000	—	700,000	—	2,750,000	1,000,000	699,997
Ronald A. Jordan, Chief Financial Officer (2)	2021	350,000	175,000	100,000	175,000	5,300	700,000	455,300	93,506
	2020	350,000	210,000	50,000	140,000	11,575	700,000	411,575	107,494
	2019	325,000	195,000	100,000	130,000	34,254	650,000	459,254	164,251
Patrick McCahill, Chief Operating Officer (3)	2021	350,000	100,000	—	100,000	—	550,000	350,000	50,402
	2020	350,000	—	145,000	—	11,575	350,000	506,575	11,575
	2019	—	—	—	—	—	—	—	—

(1)No annual incentive award was paid to Mr. Braun for 2021, 2020 or 2019. The 2021 long-term incentive award of 54,431 shares of restricted stock (at Target payout level) was granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023. Such goals were not met in 2021, resulting in the forfeiture to date of 18,144 shares (or $167,000 based on the grant date ascribed value) from this grant. The 2020 long-term incentive award of 28,985 shares of restricted stock (at Target payout level) was granted in 2020 for performance-based goals to be met over a three-year period from 2020 to 2022. Such goals were not met in 2020 and 2021, resulting in the forfeiture to date of 19,324 shares (or $333,000 based on the grant date ascribed value) from this grant. In recognition of certain accomplishments along with a desire to maintain long-term compensation alignment between the Company and the CEO, Mr. Braun was granted 50,000 shares of restricted stock (or $591,000 based on the grant date share price) in 2020 that time-vest over five years. The 2019 long-term incentive award of 38,824 shares of restricted stock (at Target payout level) was granted in 2019 for performance-based goals to be met over a three-year period from 2019 to 2021. Such goals were not met in 2019, 2020 and 2021, resulting in the forfeiture of 38,824 shares (or $700,000 based on the grant date ascribed value) from this grant.
(2)No annual incentive award was paid to Mr. Jordan for 2021, 2020 or 2019. The 2021 long-term incentive award of 19,052 shares of restricted stock (at Target payout level) was granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023. Such goals were not met in 2021, resulting in the forfeiture to date of 6,351 shares (or $58,000 based on the grant date ascribed value) from this grant. Mr. Jordan was granted 10,000 shares of restricted stock (or $5,000 based on the grant date share price) in 2022 that time-vest over 5 years. The 2020 long-term incentive award of 8,115 shares of restricted stock (at Target payout level) was granted in 2020 for performance-based goals to be met over a three-year period from 2020 to 2022. Such goals were not met in 2020 and 2021, resulting in the forfeiture to date of 5,410 shares (or $93,000 based on the grant date ascribed value) from this grant. In recognition of the successful integration of the Maison Companies, the execution of the quota-share treaty on FNIC's non-Florida book of business and other achievements, in March 2021, Mr. Jordan received a cash bonus of $50,000 and a grant of 2,500 shares of restricted stock (or $12,000 based on the grant date share price) that time-vest over five years. The 2019 long-term incentive award of 7,210 shares of restricted stock (at Target payout level) was granted in 2019 for performance-based goals to be met over a three-year period from 2019 to 2021. Such goals were not met in 2019, 2020 and 2021, resulting in the forfeiture to date of 7,210 shares (or $130,000 based on the grant date ascribed value) from this grant. In recognition of the successful execution of the acquisition of the Maison Companies and other achievements during 2019, in March 2020, Mr. Jordan received a cash bonus of $100,000 and a grant of 2,898 shares of restricted stock (or $34,000 based on the grant date share price) that will vest over five years.
(3)No annual incentive award for 2021 was paid to Mr. McCahill, who resigned his position with the Company effective December 31, 2021. The 2021 long-term incentive award of 10,886 shares of restricted stock (at Target payout level) was granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023 was forfeited. Mr. McCahill joined the Company in September 2020 and was not a participant in the 2020 incentive compensation plan. He received a cash sign-on bonus of $100,000 upon joining the Company. The 2020 cash bonus paid in March 2021 ($45,000) was pursuant to the terms of Mr. McCahill’s offer letter. In recognition of Mr. McCahill’s contributions to operational and expense efficiencies and other achievements, in March 2021, Mr. McCahill received a grant of 2,500 shares of restricted stock (or $12,000 based on the grant date share price) that time-vest over five years, all of which were forfeited due to his departure.

Realized Pay and Pay-for-Performance Alignment

We design our compensation program so that a substantial portion of our Chief Executive Officer’s pay is “at-risk,” meaning that the amount he may actually receive in any given year is dependent upon our stock price performance and achievement of other objective financial goals. As a result, we believe that Mr. Braun’s compensation correlates strongly to the Company’s financial performance.

The compensation reported in our Summary Compensation Table each year reflects the accounting value of our long-term awards, which is calculated based on potential outcomes, and does not necessarily represent the value our CEO ultimately realizes from those awards. Similarly, our CEO’s annual incentive award may pay out at levels more or less than the target depending on whether certain financial goals are met.

Because Mr. Braun’s compensation is variable from year to year, we believe that it is useful to compare his “Realized Pay” for the 2019, 2020 and 2021 fiscal years with his “Target” pay over the same period, as illustrated by the chart below:

For purposes of this chart, we define:

•“Target” pay as the compensation that Mr. Braun would receive if annual incentive awards are earned and long-term incentive awards vest at target levels, excluding “All Other Compensation” (which includes matching contributions to the Company’s 401(k) plan and other secondary benefits); and

•“Realized Pay” as the sum of (i) actual base salary received, plus (ii) actual annual incentive compensation earned (if any), plus (iii) the market value of time-based restricted stock granted (if any), plus (iv) the vest date market value of performance-based restricted stock that vested (if any), during the applicable year.

Shareholder Outreach and “Say-on-Pay”

In our 2021 advisory shareholder vote on executive compensation, our say-on-pay proposal received the affirmative vote of 73.69% of the shares voted on the proposal. In response to this vote result, the Compensation Committee undertook a holistic review of our executive compensation plan designs, taking into consideration feedback from our engagement with shareholders. These efforts are designed to better understand and address investor objectives and concerns, while continuing to evolve our compensation practices in a way that both meets the Board’s compensation goals and benefits our shareholders. Specifically, the Compensation Committee made several modifications to our incentive plan designs for fiscal 2022. The Committee believes that this revised approach is well aligned with our objectives of attracting, retaining, and motivating our senior executive team going forward. These incentive plan changes are further summarized below in “Changes for 2022 Plan.” The Compensation Committee will continue to consider the outcome of the annual say-on-pay proposal when making future compensation decisions for our executives. Further, we will continue to actively engage with stockholders as needed to receive their feedback. Overall, we believe the positive input received through our engagement efforts confirm the structural soundness of our executive compensation program.

We value shareholder feedback and facilitate and encourage extensive annual shareholder interaction. In recent years, we have regularly engaged with our shareholders to seek their feedback on our strategy, executive compensation, and corporate governance practices. In the first quarter of 2022, we have contacted the Company’s top 25 shareholders, representing 44% of our outstanding common stock. The Company plans to maintain accessibility with all of our shareholders and proactively facilitate dialogue with our largest shareholders including a variety of topics, such as company performance and strategy, environmental, social and governance issues, diversity and inclusion, our compensation philosophy, the Board’s oversight of risk management, and other matters. We intend to continue this outreach process in connection with our 2023 Annual Meeting. We may also hold discussions with the major proxy advisory firms to learn more about their perspectives, policies and evaluation of our executive compensation program.

The Compensation Committee carefully considered the shareholder feedback and guidance it has received over the years and continued to refine the positive changes to our executive compensation program previously implemented.

	What We Heard		How We Responded
▪	The metrics used to determine awards under the short and long-term incentive plans should be different from one another and closely tied to Company performance, but that the Compensation Committee should retain a reasonable level of discretionary authority.
▪	The Compensation Committee approved a formula-based short and long-term incentive plan structure for evaluating our Chief Executive Officer’s performance, with a portion of his incentive award based on annual financial goals that reflect the Company’s financial and operating performance on a year-to-year basis, and a portion based on long-term financial goals that reflect the growth realized by the Company’s shareholders over a more extended horizon. For the 2020 plan, we reduced the short-term component of the Chief Executive Officer's performance-based incentive opportunity from 60% to 50%. For the 2021 plan, we eliminated the time-based equity component that had been a component of the 2020 plan, thereby reducing the CEO's total incentive opportunity by $1 million across all payout thresholds.

▪	The use of increase in gross revenues as a performance metric may encourage growth at the expense of overall profitability.	▪	We have eliminated the performance-based metric related to increasing in gross revenues, which is consistent with our focus on returning to profitability.
▪	The Company should clearly disclose the performance metrics, goals and weighting that were considered when determining our Named Executive Officers’ incentive compensation payouts.	▪	We have substantially revamped and restructured our Compensation Discussion and Analysis to provide a more detailed and transparent presentation of the alignment between pay and performance. Although the Company does not provide earnings guidance, and accordingly has not disclosed the specific measurement levels for certain performance metrics, we have expanded our disclosures to provide certain measurement levels and otherwise describe how the measurement levels were determined. We have also included a complete discussion of the performance goals met and not met.

▪	The Company should consider amending its executive employment agreement(s) from a “single-trigger” for the payment of change of control bonus to a “double-trigger” for payment.	▪	We amended our Chief Executive Officer’s employment agreement to provide for a “double- trigger” for payment of his change of control bonus and to modify the calculation of that bonus to be based on the average of the Chief Executive Officer’s actual bonuses received for the three years prior to the change of control. This same provision was incorporated into the employment agreement executed with our Chief Financial Officer.

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

For 2021, our direct peer group encompassed publicly traded companies that compete with us in the Florida homeowners insurance market, a market with unique performance characteristics and competitive factors:

•Heritage Insurance Holdings, Inc. (NYSE: HRTG)

•HCI Group, Inc. (NYSE: HCI)
•United Insurance Holdings Corp. (NASDAQ: UIHC)
•Universal Insurance Holdings, Inc. (NYSE: UVE).

This direct peer group remains the same for 2022.

In addition to the four Florida-based insurance companies listed above, the Company included the following companies in its peer group for comparison purposes for 2021:

•Safety Insurance Group Inc. (NASDAQ: SAFT)
•Donegal Group Inc. (NASDAQ: DGICA)
•Greenlight Capital Re Ltd. (NASDAQ: GLRE)
•Hallmark Financial Services (NASDAQ: HALL)
•First Acceptance Corp. (NYSE: FACO)
•Protective Insurance Corp (Baldwin & Lyons) (NASDAQ: PTVCB)
•Palomar Holdings Inc. (NASDAQ: PLMR)
•Kingstone Cos Inc. (NASDAQ: KINS)
•Global Indemnity Ltd (NASDAQ: GBLI)
•AMBAC Financial Group (NASDAQ: AMBC)

This broader peer group includes companies that have a closer alignment with the Company's core business and that are of comparable size. These additional peers provide the Compensation Committee with a broader perspective of compensation practices among relevant insurance companies. The Committee assessed the competitiveness of the Company’s compensation program in comparison to the entire peer group, as well as the subset of the Company’s direct peers listed above who are the Company’s primary publicly traded competitors in the Florida homeowners insurance market.

We also consider the industry knowledge and experience of our Committee members to be an important component of our compensation review process. Our Committee members each have substantial management experience in running businesses in the insurance, reinsurance, financial services and accounting industries, many of which have substantial management teams. As a result, their personal experience extends to developing and implementing management compensation and incentive programs, enabling our Committee members to use that experience when reviewing the Company’s executive compensation programs and working with MacKenzie Partners to make appropriate updates.

Elements of Compensation

The Compensation Committee has been committed to updating the Company’s executive compensation programs to reflect the Company’s growth and the evolution of best practices, and to reflect the feedback received as a result of our outreach to our largest shareholders. In that regard, the Compensation Committee approved in 2016 and 2017 a significant revamp of the Company’s compensation practices, in particular the incentive compensation of the Company’s Chief Executive Officer and President. These updated compensation practices have been carried forward into 2021 and 2022. The Company’s executive compensation programs for its Named Executive Officers consist of elements described below.

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

Because of the unique performance characteristics and competitive factors in the Florida homeowners’ insurance industry, the Compensation Committee believes comparing the Company’s executive compensation to that of its direct peer group of Florida-based insurers, Heritage Insurance Holdings, Inc. (NYSE: HRTG), HCI Group, Inc. (NYSE: HCI), United Insurance Holdings Corp. (NASDAQ: UIHC) and Universal Insurance Holdings, Inc. (NYSE: UVE), provides the most meaningful insights into executive compensation. The unique factors that strongly influence the financial results of the Florida homeowners’ insurers include, among other things: the significance and complexities of exposure management, the potential occurrence of one or more severe hurricanes that can materially affect financial performance and that has driven national competitors from the market, the existence and large presence with the Florida market of a state-controlled insurer-of-last-resort in Citizens Property Insurance Corporation (“Citizens”) and the extent to which Citizens is seeking or reducing policies at any time and the market impact of fluctuations in its risk appetite, the significant percentage of properties in high-risk coastal areas, and the litigiousness of the Florida market. Because of the similarity of our operations, this peer group also represents the market in which we most directly compete for executive talent. Accordingly, the Compensation Committee’s analyses focus significantly on our Chief Executive Officer’s base salary as compared to the annual base salaries of the chief executive officers of our Florida-based direct peer group, as described in the table below:

Company	2019 Annual CEO Salary (A)	2020 Annual CEO Salary (A)
FedNat Holding Company	$1,000,000	$1,000,000
Heritage Insurance Holdings, Inc.	$2,302,529	$1,000,000
Universal Insurance Holdings, Inc.	$804,375	$1,000,000
HCI Group, Inc.	$950,000	$986,539
United Insurance Holdings Corp.	$1,000,000	$—
Median (excluding FNHC)	$975,000	$993,270

(A)As reported in each company’s proxy statement.

The data from the table above enabled the Compensation Committee to measure our Chief Executive Officer’s base salary against the base salary levels for the chief executive officers of our Florida-based direct peer group. For 2021, based on the Company’s results for 2020 and a comparison of Mr. Braun’s salary to that of the direct peer group, Mr. Braun’s base salary remained the same. The Compensation Committee also determined that Mr. Braun’s salary would remain unchanged for 2022.

Based on an analysis of market rates for 2021, our Chief Financial Officer's base salary was set at $350,000. The Compensation Committee also determined that Mr. Jordan's salary would be adjusted to $365,000 for 2022, reflective of cost of living adjustment and the increased demands of the role in the context of the activities of the Strategic Review Committee.

Incentive Compensation. Consistent with the Company’s pay-for-performance philosophy of compensating our Named Executive Officers for the Company’s achievements for the prior year and their roles in those achievements, and reflecting the feedback received over the years from outreach to our largest shareholders, in 2017 the Compensation Committee completely revamped the incentive compensation of our Chief Executive Officer, and has continued to refine it in each subsequent year. As part of this revamp, the Compensation Committee required for the annual bonus that the Company’s net income achieve a specified minimum threshold, in addition to the performance criteria described below. The revamped pay-for-performance compensation structure also includes a discretionary component that allows the Compensation Committee to consider achievement in other Company initiatives when determining the annual award.

The Compensation Committee determined the specific target levels for 2021 for the chosen performance metrics for both the annual and long-term components by extrapolating the Company’s recent actual performance results with respect to each metric. The Committee also considered the Company’s projected and longer-term historic performance, as well as that of the direct peer group of Florida-based homeowners insurers and of the property and casualty insurance industry generally, when determining the target levels for each metric. However, the performance levels selected for 2021 were driven by the Committee’s view of long-term shareholder expectations versus the headwinds the Company is currently facing. As such, the performance levels selected two of the three non-discretionary metrics were higher in 2021 than in 2020. The target levels of the metrics are intended to incentivize our Chief Executive Officer to direct the Company’s future in a reasonable and efficient manner, while the maximum levels are intended to reward extraordinary accomplishments. The threshold levels reflect that, while the Company’s results can be severely impacted by events completely beyond the Company’s control, the Company’s ability to manage its exposure, effectively structure its reinsurance program and take other steps to improve expense control can mitigate the impact of those events. As described further below, no cash payouts or vesting of performance-based shares were achieved during 2021 related to the 2021 measures.

Annual Incentive Plan. For 2021, 50% of Mr. Braun’s performance-based incentive compensation consisted of an annual bonus payable in cash based on targeted EBITDA (30%) and a discretionary component (20%). The introduction of a discretionary component was in keep with investor feedback supporting a reasonable degree of Compensation Committee discretion. The Compensation Committee determined that this structure for the annual incentive plan appropriately reflected the key measure of the

Company’s results of operations on a year- to-year basis, provided incentives to grow the Company’s business in a cost-effective way, and enabled the Compensation Committee to reward important achievement of the Company’s initiatives.

For 2021, the Company’s actual EBITDA was negative and well below the Threshold level of payout of $16.3 million. Further, the Company's net income for 2021 was below the $4 million minimum threshold determined by the Compensation Committee for payouts under the annual incentive plan to occur. As a result, Mr. Braun did not receive a bonus under the annual component of the incentive plan for 2021.

Long-Term Incentive Plan. The remaining 50% of Mr. Braun’s 2021 performance-based incentive compensation consisted of a long-term incentive bonus payable in equity, based in equal parts on return on equity ("ROE"), excluding investment gains and losses, and increasing book value per share, excluding changes in accumulated other comprehensive income ("AOCI"). These components are measured over successive one-year performance periods (but the goals are not modified from period to period), and the equity granted vests 1/3 annually beginning one year after the grant date.

The performance metrics selected by the Compensation Committee for the 2021 long-term incentive plan are appropriate measures of the Company’s success over a longer time horizon, with particular emphasis on the measurements that are meaningful to the Company’s shareholders and relevant to the Company’s long-term business strategy and also contemplate the unique aspects of the Company’s business, in particular the material impact of hurricanes and other severe weather events that are inherently difficult to predict during any one year. The Compensation Committee believes that the annual measurement of the ROE and increase in book value per share metrics provides an appropriate means of measuring long-term performance in an industry where external events (i.e. hurricanes), pricing cycles, and claims trends (such as assignment of benefits and likelihood of litigation) can have a material impact on the Company’s appetite for growth and its financial and operational results.

2021 Achievement – Year 1 of 2021 Plan. The Company’s performance for 2021 as compared to the metrics used in our Chief Executive Officer’s long-term incentive plan was as follows:

•ROE, excluding investment gains and losses, was negative and well below the Threshold level of payout of 10%; and
•Increase in book value per share, excluding changes in AOCI, was negative and below the Threshold level of payout of 8%.

As a result, Mr. Braun forfeited 18,144 performance-based shares (or $167,000 based on the grant date ascribed value) that had been granted for 2021 under the long-term incentive plan.

2021 Achievement - Year 2 of 2020 Plan. 2021 represented year two of the long-term portion of Mr. Braun’s 2020 incentive compensation. The Company’s performance as compared to the metrics used was as follows:

•ROE, excluding investment gains and losses, was negative and well below the Threshold level of payout of 6%; and
•Increase in book value per share, excluding changes in AOCI, was negative and below the Threshold level of payout of 3%.

As a result, Mr. Braun forfeited 9,662 performance-based shares (or $167,000 based on the grant date ascribed value) that had been granted for 2020 under the long-term incentive plan.

2021 Achievement - Year 3 of 2019 Plan. 2021 represented year three of the long-term portion of Mr. Braun's 2019 incentive compensation. The Company’s performance as compared to the metrics used was as follows:

•ROE, excluding investment gains and losses, was negative and below the Threshold level of payout of 10%; and
•Increase in book value per share, excluding changes in AOCI, was negative and below the Threshold level of payout of 8%.

As a result, Mr. Braun forfeited 12,941 performance-based shares (or $233,000 based on the grant date ascribed value) that had been granted for 2019 under the long-term incentive plan.

2021 Achievement - 2021, 2020, and 2019 Plans Combined. For the 2021, 2020, and 2019 long-term incentive plans on a combined basis, total long-term incentive compensation forfeited by our Chief Executive Officer based on the Company’s 2020 performance was approximately $567,000, based on the related grant date ascribed values.

Changes for 2022 Plan. As detailed under “Shareholder Outreach and Say on Pay” above, the Company has proactively sought shareholder input on its compensation practices. Based in part on feedback received from shareholders in recent years, and also taking into account current and expected economic and industry trends likely to impact Florida-based homeowners insurers, the Compensation Committee approved several changes to the incentive compensation plan for 2022, which the Company believes retains the goals of relating executive compensation to Company growth and shareholder returns, and retaining executive leadership. The Company’s low stock price was the most over-arching consideration in designing the 2022 Plan, as the number of performance-based shares that would have been granted under past practices would have represented excessive dilution risk to existing shareholders. As a result, for 2022, the long-term portion of the Plan will be a cash-based incentive rather than equity-based incentive. The Compensation Committee views this as an appropriate action in light of the Company’s share price that protects shareholders from the potential for excessive dilution in the event the performance objectives are met. The Compensation Committee expects that the long-term portion of the 2023 Plan would revert to equity-based compensation.

Compensation of our Chief Executive Officer. The performance-based components, including the relative weightings and Payout Factors, of the CEO incentive compensation plan for 2022 are as follows:

2022 Annual Incentive Plan:		CEO Payout Factors

Performance Metrics	Weight	Threshold	Target	Maximum
EBITDA	0.30	0.50	1.00	2.00
Discretionary Component	0.20	0.50	1.00	2.00
Total	0.50

2022 Long-Term Incentive Plan (Performance-Based):		CEO Payout Factors

Performance Metrics	Weight	Threshold	Target	Maximum
ROE	0.25	0.50	1.00	2.00
Increase in Book Value per Share	0.25	0.50	1.00	2.00
Total	0.50
Note: The potential payout for each metric is calculated as base salary x Payout Factor x Weight.

The Threshold, Target and Maximum measurement levels were determined by the Compensation Committee with reference to the historical performance of the property and casualty insurance industry generally, adjusted to reflect the unique characteristics of the Florida property insurance market, and the Company specifically. Each level was developed such that the threshold level was reasonably achievable with good Company performance, the target level was achievable with superior Company performance, and the maximum level was achievable with exemplary Company performance. It should be specifically noted that the Company does not provide earnings guidance, nor does it intend that the measurement levels provided be interpreted as financial projections or indicative of the Company’s expectations as to its financial results for any current or future periods. Accordingly, the Company is not providing the measurement levels for the EBITDA, ROE or Book Value Per Share metrics at this time so as to avoid any interpretation of forward earnings guidance. Consistent with the Company’s prior practices, the Company will disclose its results with respect to all of these performance metrics in its 2023 proxy statement.

The Compensation Committee maintained the EBITDA metric in the annual component of the plan, which along with a discretionary component comprises 50% of the 2022 Incentive Plan. ROE and increase in book value per share were maintained in the long-term component, which comprises 50% of the 2022 Incentive Plan. The resulting total potential payouts are $0.5 million, $1.0 million and $2.0 million at Threshold, Target and Maximum, respectively, with 50% attributable to the annual incentive (payable in cash) and 50% attributable to the long-term incentive (also payable in cash, as described above). The Compensation Committee believes the performance-based components of the 2022 Incentive Plan appropriately balance our Chief Executive Officer’s focus on both the short-term and long-term success of the Company.

The total payout for both the annual and long-term incentive bonuses on a combined basis will be based on Mr. Braun’s base salary of $1,000,000 for 2022, at the Threshold, Target and Maximum payout factors indicated in the table above. No payouts will be made under the performance-based component of the Annual Incentive Plan unless the Company’s 2022 net income is above a minimum threshold as determined by the Compensation Committee.

The Compensation Committee determined that Mr. Braun will receive no increase in base salary for 2022 when determining the Threshold, Target and Maximum percentages of base salary for his 2022 Incentive Plan. In addition, the Compensation Committee believes that our Chief Executive Officer’s prospective maximum payout under his annual and long-term incentive compensation plan for 2022 is well within the range of the actual awards made by the Company’s direct peer group. The Compensation Committee believes that the Company’s performance measures, as amended, are appropriate when compared to the Company’s broader peer group as well.

The table below outlines our Chief Executive Officer's total 2022 Incentive Plan, including the performance-based and time-based components:

2022 CEO Incentive Plan		CEO Payout Factors

Annual - Performance-Based:	Weight	Threshold	Target	Maximum
EBITDA	0.30	$150,000	$300,000	$600,000
Discretionary Component	0.20	100,000	200,000	400,000
Total	0.50	250,000	500,000	1,000,000

Long-Term - Performance-Based:
ROE	0.25	125,000	250,000	500,000
Increase in Book Value per Share	0.25	125,000	250,000	500,000
Total	0.50	250,000	500,000	1,000,000

Total - Performance-Based	1.00	$500,000	$1,000,000	$2,000,000

Compensation of our Chief Financial Officer and Chief Operating Officer. For 2021, our Chief Financial Officer, Ronald A. Jordan, received an annual base salary of $350,000. He was also entitled to receive for 2021 an annual bonus, payable in stock and cash, with a target of 100% of his base salary and a maximum of 200% of his base salary, subject to the same performance criteria detailed above for the Chief Executive Officer. As described above, for 2021 the Company did not achieve Threshold performance, and Mr. Jordan did not receive any Annual Incentive Plan payments under the plan. In recognition of his strong leadership and talent retention within the Finance Department in light of extraordinary demands on his own and department resources resulting from the activities of the Strategic Review Committee, as well as with an eye towards retention given the headwinds our Company and industry are facing, the Compensation Committee in March 2022 awarded Mr. Jordan a cash bonus of $100,000 and granted him 10,000 shares of restricted stock (or $5,000 based on the grant date share price) that will vest over five years.

With respect to Mr. Jordan's award under his long-term bonus plan, as described above, the Company did not achieve during 2021 the Threshold level of either of the annually measured metrics used in our long-term plan for 2021, 2020 or 2019. As a result, Mr. Jordan forfeited 6,351 performance-based shares (or $58,000 based on the grant date ascribed value) that had been granted for 2021 under the long-term incentive plan, 2,705 performance-based shares (or $47,000 based on the grant date ascribed value) that had been granted for 2020 under the long-term plan and 2,403 performance-based shares (or $43,000 based on the grant date ascribed value) that had been granted for 2019 under the long-term incentive plan. For the 2021, 2020, and 2019 long-term incentive plans on a combined basis, total long-term incentive compensation forfeited by our Chief Financial Officer based on the Company’s 2021 performance was approximately $148,000, based on the related grant date ascribed values.

For 2022, Mr. Jordan’s base salary is $365,000, an increase of 4.3% from 2021.

For 2021, our Chief Operating Officer, Patrick McCahill, received an annual base salary of $350,000. Mr. McCahill resigned his position effective December 31, 2021 and therefore forfeited all 10,886 performance-based shares (or $100,000 based on the grant ascribed value) that had been granted in March 2021 under the long-term incentive plan. Mr. McCahill also forfeited all 2,500 shares of time-based restricted stock (or $12,000 based on the grant date share price) that had been granted to him in March 2021.

For our Chief Financial Officer, the incentive bonus for 2022 will be based on the same short-term and long-term metrics, weightings and payout factors as for our Chief Executive Officer, as disclosed above, and will be payable in cash for the short-term and long-term bonus, for the reasons described above. No payouts will be made under the performance-based component of the

Annual Incentive Plan unless the Company’s 2022 net income is above a minimum threshold as determined by the Compensation Committee.

For 2022, the potential total incentive plan payouts to our Chief Financial Officer are $182,500 at Threshold, $365,000 at Target and $730,000 at Maximum.

2018 Omnibus Incentive Compensation Plan. Our Omnibus Incentive Compensation Plan, which was adopted by the Board of Directors and approved by our shareholders in 2018, authorizes us to grant a variety of equity incentive awards, such as incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, and performance shares to officers, directors and executive, managerial, administrative and professional employees of the Company and its subsidiaries. Awards may be granted singly, in combination, or in tandem. Our Compensation Committee is the administrator of the equity plans. The Compensation Committee reviews and approves equity awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, and retention considerations, as well as a review of the individual’s existing share and option holdings. Equity grants have been made at the discretion of the Compensation Committee and/or executive management members, who have been granted limited authority by the Compensation Committee. To date, only restricted stock has been granted under the Omnibus Incentive Plan. The Omnibus Incentive Plan prohibits repricing of stock options and prohibits cash buyouts of underwater options, and requires a minimum vesting period of one year (except that up to 5% of the shares reserved under the Omnibus Incentive Plan may be granted without the minimum vesting requirement).

Other Employee Benefit Plans. Our employees, including our Named Executive Officers, are entitled to various employee benefits. These benefits include medical and dental care plans; flexible benefit accounts; life, accidental death and dismemberment and disability insurance; a 401(k) plan; and paid vacation.

Under our 401(k) plan, the Company matches 100% of the first 6% of participant elective contributions subject to IRS limitations and, from time to time, the Board of Directors approves an additional discretionary profit-sharing contribution. No additional contribution was approved for 2021. The Board of Directors intends to review the Company’s financial results annually to determine whether to approve a discretionary profit-sharing contribution in any future years.

Other Compensation. At the present time, we do not offer pension benefits or, except as described above, other forms of deferred compensation plans. The Compensation Committee periodically reviews the overall employment packages and benefits offered to the Company’s Named Executive Officers. The Compensation Committee believes that the benefits and perquisites offered to the Named Executive Officers are currently set at competitive levels for comparable companies, requiring no further changes at this time. The Compensation Committee may, however, at its discretion, modify or increase the Named Executive Officers’ executive benefits and perquisites, if it deems it appropriate or advisable.

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

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s SEC filings, including its proxy statement for the 2022 Annual Meeting of Shareholders.

Respectfully Submitted
April 25, 2022

/s/ David W. Michelson, Committee Chair
/s/ Jenifer G. Kimbrough
/s/ Thomas A. Rogers
/s/ Bruce F. Simberg
/s/ David K. Patterson

Summary Compensation Table

The following table sets forth information regarding compensation earned by, awarded to or paid to our Named Executive Officers for the years indicated:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation (2)	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Michael H. Braun Chief Executive Officer, President	2021	$1,000,000	$—	$252,016	(4)	$—	$—	$—	$17,400	$1,269,416
	2020	1,000,000	—	897,082	(5)	—	—	—	18,462	1,915,544
	2019	1,000,000	—	699,997	(6)	—	—	—	16,800	1,716,797
Ronald A. Jordan Chief Financial Officer	2021	350,000	100,000	93,506	(7)	—	—	—	17,400	560,906
	2020	350,000	50,000	107,494	(8)	—	—	—	17,100	524,594
	2019	325,000	100,000	164,251	(9)	—	—	—	16,800	606,051
Patrick McCahill Chief Operating Officer	2021	350,000	—	50,402	(10)	—	—	—	17,400	417,802
	2020	102,083	145,000	11,575	(11)	—	—	—	1,615	260,273
	2019	—	—	—		—	—	—	—	—

(1)Reflects cash bonuses earned by the Named Executive Officer for the applicable fiscal year but that were paid in the following fiscal year. In addition, Mr. McCahill received a sign-on bonus of $100,000 upon joining the Company in 2020. Mr. McCahill was not a participant in the Company's incentive compensation plan in 2020.
(2)Reflects annual incentive bonuses based on performance criteria for the stated year, each of which were paid in the following fiscal year.
(3)See table "All Other Compensation" below for an itemized disclosure of this element of compensation.
(4)Reflects long-term incentive award of 54,431 shares (at Target payout level) of restricted stock granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023, of which certain goals were not met in 2021, resulting in the forfeiture of 18,144 shares (or $84,000 based on the grant date share price), thus far, from this grant.
(5)Reflects long-term incentive award of 28,985 shares (at Target payout level) of restricted stock granted in 2020 for performance-based goals to be met over a three-year period from 2020 to 2022, of which certain goals were not met in 2020 and 2021, resulting in the forfeiture of 19,324 shares (or $204,000 based on the grant date share price), thus far, from this grant. In recognition of certain accomplishments along with a desire to maintain long-term compensation alignment between the Company and the CEO, Mr. Braun was granted 50,000 shares of restricted stock (or $591,000 based on the grant date share price) that time-vest over five years.
(6)Reflects long-term incentive award of 38,824 shares (at Target payout level) of restricted stock granted in 2019 for performance-based goals to be met over a three-year period from 2019 to 2021, of which certain goals were not met in 2019, 2020 and 2021, resulting in the forfeiture of 38,824 shares (or $700,000 based on the grant date share price) from this grant.
(7)Reflects (1) long-term incentive award of 19,051 shares (at Target payout level) of restricted stock granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023, of which certain goals were not met in 2021, resulting in the forfeiture of 6,351 shares (or $29,000 based on the grant date share price), thus far, from this grant; and (2) 10,000 shares of restricted stock (or $5,000 based on the grant date share price) that time-vest over five years.
(8)Reflects (1) long-term incentive award of 8,115 shares (at Target payout level) of restricted stock granted in 2020 for performance-based goals to be met over a three-year period from 2020 to 2022, of which certain goals were not met in 2020 and 2021, resulting in the forfeiture of 5,410 shares (or $64,000 based on the grant date share price), thus far from this grant; and (2) 2,500 shares of restricted stock (or $12,000 based on the grant date share price) that time-vest over five years.
(9)Reflects (1) long-term incentive award of 7,210 shares (at Target payout level) of restricted stock granted in 2019 for performance-based goals to be met over a three-year period from 2019 to 2021, of which certain goals were not met in 2019, 2020 and 2021, resulting in the forfeiture of 7,210 shares (or $130,000 based on the grant date share price) from this grant, and (2) 2,898 shares of restricted stock (or $34,000 based on the grant date share price) granted in 2020 that time-vest over five-years.
(10)Reflects long-term incentive award of 10,886 shares (at Target payout level) of restricted stock granted in 2021 for performance-based goals to be met over a three-year period from 2021 to 2023. Mr. McCahill resigned from his position during 2021 resulting in the forfeiture of 10,886 shares (or $50,000 based on the grant date share price) from this grant.
(11)Reflects 2,500 shares of restricted stock (or $12,000 based on the grant date share price) that time-vest over five years, all of which were forfeited due to Mr. McCahill's resignation.

ALL OTHER COMPENSATION

Name	Year	Auto	Relocation Fees	Insurance Benefits (1)	Contribution to 401(k) Plan (2)	All Other Compensation Total
Michael H. Braun	2021	$—	$—	$—	$17,400	$17,400
	2020	—	—	—	18,462	18,462
	2019	—	—	—	16,800	16,800
Ronald A. Jordan	2021	—	—	—	17,400	17,400
	2020	—	—	—	17,100	17,100
	2019	—	—	—	16,800	16,800
Patrick McCahill	2021	—	—	—	17,400	17,400
	2020	—	—	—	1,615	1,615
	2019	—	—	—	—	—

(1)Represents premiums for medical insurance.
(2)Represents matching contributions made by the Company on behalf of the Named Executive Officers to the Company’s 401(k) plan.

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

Mr. Braun is entitled to receive certain payments upon the termination of employment under certain circumstances as set forth in his agreement, as amended. If his employment is terminated by us without Cause (as defined in his agreement), we must make a lump sum payment to the executive equal to two years' base salary (the “Termination Severance”). In addition, all unvested stock options and any other outstanding equity awards will become vested. If Mr. Braun’s employment with us is terminated for Cause or as a result of his death or disability, he will be entitled to his base salary prorated through the date of the termination and any benefits due him as may be provided under the applicable plan, program or arrangement.

The agreement also provides for payments to him if he is employed by us on the date on which a Change of Control occurs. Under the agreements, a “Change of Control” will be deemed to have occurred if: (i) any person, including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the owner or beneficial owner of our securities having 50% or more of the combined voting power of our then-outstanding securities that may be voted for the election of our directors (other than as a result of an issuance of securities initiated by us, or open market purchases approved by our Board, as long as the majority of the Board approving the purchases is the majority at the time the purchases are made), or (ii) the persons who were our directors before such transactions shall cease to constitute a majority of our Board, or any successor to us, as the direct or indirect result of or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions. If, following a Change in Control, Mr. Braun’s employment is terminated by us (or any successor or subsidiary) without Cause or by the executive for Good Reason (as defined in his agreement), we will make a lump sum payment to the executive in an amount equal to two times the sum of his base salary immediately preceding the Change of Control plus the average of his actual bonus for the three fiscal years immediately preceding the Change of Control (the "Change of Control Severance"). Additionally, all unvested stock options and any other outstanding equity awards will become vested and the Company will provide Mr. Braun (and his family) with medical insurance for a period of two years after the date of such termination of employment at no cost and on the same terms and conditions as in effect on the date on which such termination of employment occurs.

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

The term of Mr. Jordan’s employment agreement, as amended on November 4, 2020, is two years from the date of the amendment with automatic extensions so that at all times the balance of the term is not less than two years unless sooner terminated as provided in the employment agreement. If Mr. Jordan’s employment is terminated by the Company without cause prior to a change of control of the Company (as defined in his employment agreement), Mr. Jordan will be entitled to receive in a lump sum payment severance equal to two times his annual base salary as in effect immediately prior to such termination (“Termination Severance”) and any accrued but unpaid bonuses, incentive compensation and other benefits (“Accrued Obligations”). In addition, any outstanding equity awards will vest. The Company will also provide Mr. Jordan and his family medical insurance coverage for two years at no cost (“Extended Medical Coverage”).

If Mr. Jordan’s employment is terminated because of his death or disability (as defined in his employment agreement), Mr. Jordan will be entitled to receive the Termination Severance (less, in the case of his disability, any amounts paid to him under a long-term disability policy) and the Accrued Obligations. The Termination Severance will be paid in a lump sum in the case of his death, and in accordance with the Company’s payroll practices, in the case of his disability. In addition, any outstanding equity awards will vest, and the Company will provide two years of Extended Medical Coverage to his family, in the case of his death, or to him and his family, in the case of his disability.

If Mr. Jordan’s employment is terminated by the Company without cause or is terminated by him for Good Reason (as defined in his employment agreement) following a change of control of the Company, Mr. Jordan will be entitled to receive in a lump sum payment severance equal to two times the sum of (a) his annual base salary in effect immediately prior to date of the definitive agreement for the transaction resulting in the change of control plus (b) the average of his incentive bonuses (annual and long-term) awarded for the three fiscal years immediately preceding the termination of his employment (“Change of Control Severance”). In addition, any outstanding equity awards will vest. The Company will also provide Mr. Jordan and his family Extended Medical Coverage for two years.

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

Equity-Based Compensation

Grants of Plan Based Awards. The following table provides information regarding restricted stock granted to our Named Executive Officers during 2021 under the Company’s Omnibus Incentive Plan. Initial grants of performance-based shares are based on the Maximum potential level of achievement; however, such shares are not released to the executive until the requisite time period has passed and only if the related performance measures have been achieved. All shares associated with performance objectives not achieved are forfeited by the executive and returned to the Company's pool of shares available to be granted under the Omnibus Incentive Plan in the future.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Equity Awards / Number of Securities Underlying Options		Exercise or Base Price of Equity Awards	Grant Date Fair Value of Equity Awards (1)
Michael H. Braun	3/31/2021	108,863	(3)	—	504,036
Ronald A. Jordan	3/31/2021	2,500	(2)	—	11,575
		38,102	(3)	—	176,412
Patrick S. McCahill	3/31/2021	2,500	(4)	—	11,575
		21,771	(5)	—	100,804

(1)This amount reflects the aggregate grant date fair value of the shares granted at the Maximum level of payout (in the case of performance-based grants). The grant date fair value is based on the closing price of the common stock at the applicable grant date.
(2)Shares granted in 2021 that will vest over five years.
(3)Shares granted in 2021 for performance awards based on 2021 to 2023 performance.
(4)Shares granted in 2021 that time-vest over five years, all of which were forfeited due to Mr. McCahill’s resignation.
(5)Shares granted in 2021 for performance awards based, all of which were forfeited due to Mr. McCahill’s resignation

Forfeitures of 2021, 2020 and 2019 Awards Based on 2021 Results. As described above under “Long-Term Incentive Award,” performance-based awards are subject to forfeiture if the underlying performance goals are not met. As a result of the Company’s performance for 2021, Mr. Braun has forfeited 18,144 performance-based shares (or $84,000 based on the grant date share price) included above for the 2021 long-term award. Similarly, Mr. Jordan forfeited 6,351 performance-based shares (or $29,000 based on the grant date share price). In addition, based on the Company’s 2021 performance, Mr. Braun forfeited 9,662 performance-based shares that had been granted under the 2020 long-term incentive plan and 12,941 performance-based shares that had been granted under the 2019 long-term incentive plan. Mr. Jordan forfeited 2,705 performance-based shares that had been granted under the 2020 long-term incentive plan and 2,403 performance-based shares that had been granted under the 2019 long-term incentive plan. Total long-term compensation forfeited by the Chief Executive Officer and Chief Financial Officer based on the Company’s 2021 performance was approximately $419,000 and $104,000, respectively, based on grant date share prices.

Omnibus Incentive Plan. Our Omnibus Incentive Plan is administered by the Compensation Committee. The objectives of the Omnibus Incentive Plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success.

Awards may be made under the Omnibus Incentive Plan in the form of (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) dividend equivalent rights, (e) restricted stock, (f) unrestricted stock, (g) restricted stock units, and (h) performance shares. No incentive stock option may be granted to a person who is not an employee of the Company or one of its subsidiaries on the date of grant.

As of December 31, 2021, 392,932 shares were remaining available to be granted under the Omnibus Incentive Plan and, as of the date of this proxy statement, 494,497 shares were available. The shares to be delivered pursuant to awards will be made available, at the discretion of the Compensation Committee, from authorized but unissued shares or outstanding awards that expire or are cancelled. If shares covered by an award cease to be issuable for any reason, such number of shares will no longer count against the shares authorized under the plan and may again be granted under the Omnibus Incentive Plan.

Awards granted under the Omnibus Incentive Plan typically vest in equal portions over three or five years. Awards granted under the Omnibus Incentive Plan require that the recipient of a grant be continuously employed or otherwise provide services to us or our subsidiaries. Failure to be continuously employed or in another service relationship generally results in the forfeiture of awards not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipient’s unexercised awards.

Outstanding Equity Awards at Fiscal Year-End. The following table summarizes the equity awards held by our Named Executive Officers as of December 31, 2021.

Stock Option Awards					Restricted Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Option Exercise Price ($)	Option Expiration Date	Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Michael H. Braun					40,000	$56,400	—	$—	(2)
					19,323	27,245	—	—	(3)
					72,575	102,331	—	—	(4)
Ronald A. Jordan					2,000	2,820	—	—	(5)
					3,328	4,692	—	—	(6)
					2,318	3,269	—	—	(2)
					5,410	7,628	—	—	(3)
					2,500	3,525	—	—	(7)
					25,401	35,815	—	—	(4)
Patrick McCahill					—	—	—	—

(1)Based on the market value per share of $1.41 on 12/31/2021.
(2)Restricted stock vested as to 20% as of 12/31/2021, the remaining 80% vest as follows: 20% on 3/6/2022, 20% on 3/6/2023, 20% on 3/6/2024 and 20% on 3/6/2025.
(3)This grant vests based on performance achieved each year from 2020 to 2022. The Threshold level of Company performance was not achieved for 2020 and 2021, therefore the annually measured component of the grant for those years was forfeited.
(4)This grant vests based on performance achieved each year from 2021 to 2023. The Threshold level of Company performance was not achieved for 2021, therefore the annually measured component of the grant for that year was forfeited.
(5)Restricted stock vested as to 80% as of 12/31/2021, the remaining 20% vests on 5/12/2022.
(6)Restricted stock vested as to 40% as of 12/31/2021, the remaining 60% vest as follows: 20% on 3/6/2022, 20% on 3/6/2023 and 20% on 3/6/2024.
(7)Restricted stock unvested as of 12/31/2021, of which 100% vest as follows: 20% on 3/31/2022, 20% on 3/31/2023, 20% on 3/31/2024, 20% on 3/31/2025 and 20% on 3/31/2026.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to stock options exercised and restricted stock awards vested during calendar year 2021 by our Named Executive Officers.

	Stock Option Awards		Restricted Stock Awards
Name	Shares acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael H. Braun	—	$—	6,263	$35,449
	—	—	10,000	68,600
Ronald A. Jordan	—	—	1,109	7,609
	—	—	2,000	8,620
	—	—	580	3,976
Patrick McCahill	—	—	—	—

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

We identified our median compensated employee from the 341 full-time and part-time workers who were included as employees on our payroll records as of December 31, 2021 based on base salary, bonus, commissions and equity, with conforming adjustments for employees who were hired during the year but did not work the full 12 months.

The 2021 annual total compensation as determined under Item 402 of Regulation S-K for our Chief Executive Officer was $1,269,416 as reported in the Summary Compensation Table included above. The 2021 annual total compensation as determined under Item 402 of Regulation S-K for our median employee, excluding our Chief Executive Officer, was $63,478. The ratio of our Chief Executive Officer’s annual total compensation to our median employee’s total annual compensation for fiscal year 2021 is 20 to 1.

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, the Compensation Committee was responsible for overseeing executive compensation. The members of the Compensation Committee as of December 31, 2021 were David W. Michelson, who served as Compensation Committee Chair, Jenifer G. Kimbrough, Thomas A. Rogers, David K. Patterson and Bruce F. Simberg. No member of the Compensation Committee was at any time during fiscal 2021 or at any other time an officer or employee of the Company. No member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K of the SEC. No executive officer of the Company served on the board of directors or the compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board of Directors or the Compensation Committee of the Company during fiscal 2021.

DIRECTOR COMPENSATION

Cash Compensation

The Company’s policy is that only our non-employee directors receive annual cash directors’ fees and reimbursement of actual out-of-pocket expenses in connection with their service on the Board. Our Chief Executive Officer does not receive any additional compensation for his service on the Board. We ended 2021 with six non-employee directors.

During 2021, the non-employee directors received an annual retainer of $78,750, payable in quarterly installments in January, April, and July and October. This annual retainer is in lieu of per-meeting directors’ fees. The chairs of the Board and certain of the Board committees receive an additional annual fee for serving as chair, as follows: Board Chair, $42,000; Audit Committee Chair, $21,000; Investment Committee Chair, $18,375; and Compensation Committee Chair, $15,000. These annual chair fees are also payable in quarterly installments in January, April, July and October.

For 2022, the Board did not receive any increases in the cash annual retainer or chair fees.

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

In light of the Company’s financial results, the Board elected to forego any grant of restricted stock to its non-employee members for 2022.

Cash compensation paid to, and the dollar value of equity awards granted to, our non-employee directors in 2021 are shown in the table below.

NON-EMPLOYEE DIRECTORS' COMPENSATION SUMMARY

Name	Fees Earned or Paid in Cash	Equity (Restricted Stock) Awards (1)	Stock Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Jenifer G. Kimbrough	$99,750	$33,600	$—	$—	$—	$16,802	$150,152
Thomas A. Rogers	94,500	33,600	—	—	—	16,802	144,902
Bruce F. Simberg	120,750	25,201	—	—	—	25,201	171,152
William G. Stewart (3)	48,563	50,402	—	—	—	—	98,965
Richard W. Wilcox Jr (3)	24,938	25,201	—	—	—	25,201	75,340
Roberta N. Young	85,641	33,600	—	—	—	16,802	136,043
David W. Michelson	91,250	33,600	—	—	—	16,802	141,652
David K. Patterson	78,750	33,600	—	—	—	16,802	129,152

(1)The following table provides certain additional information concerning the outstanding stock options and/or equity awards held by our non-employee directors as of the end of 2021.
(2)Represents the portion of the March 2021 director's annual incentive grants that were paid in cash at the election of the director.
(3)Retired from Board during 2021.

Name	Total Stock Option/Equity Awards Outstanding at 2021 Fiscal Year End (Shares)		Stock Option / Equity Awards Granted During Fiscal Year 2021 (Shares)	Grant Date Fair Value of Equity Awards Granted During Fiscal Year 2021 ($)
Jenifer G. Kimbrough	26,037	(a)	7,257	$33,600	(b)
Thomas A. Rogers	12,967	(c)	7,257	33,600	(b)
Bruce F. Simberg	9,222	(d)	5,443	25,201	(b)
William G. Stewart	—	(c)	10,886	50,402	(b)
Richard Wilcox	—	(d)	5,443	25,201	(b)
Roberta N. Young	15,423	(e)	7,257	33,600	(b)
David W. Michelson	15,756	(f)	7,257	33,600	(b)
David K. Patterson	15,756	(f)	7,257	33,600	(b)

(a)Includes 15,000 fully vested options granted on April 6, 2012 with an exercise price of $4.40 and an expiration date of April 6, 2022; 1,850 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2020, 1930 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021 and 7,257 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.
(b)Based on the market value per share of $8.50 on March 31, 2021.
(c)Includes 1,849 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2020, 3,861 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021 and 7,257 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022. William Stewart retired from Board during 2021.
(d)Includes 1,849 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2020, 1,930 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021 and 5,443 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022. Richard Wilcox retired from Board during 2021.

(e)Includes 2,456 shares of restricted stock, which began vesting over five years with an initial vest date of March 16, 2019, 1,849 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2020, 3,861 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021 and 7,257 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.
(f)Includes 3,861 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021, 4,638 shares of restricted stock, which began vesting over five years with an initial vest date of March 6, 2021 and 7,257 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.

Director Stock Ownership and Retention Guidelines

The Board approved stock ownership and retention guidelines applicable to our directors. Under these guidelines, our outside, non-employee directors are each required to hold shares of the Company’s common stock with a value of at least four times the annual retainer. The guidelines further provide that the outside directors should achieve the guideline amounts within five years of the policy’s adoption and, until the guideline amounts are achieved, our directors must retain 66-2/3% of any shares received as equity grants from the Company, net of share withheld or sold to pay taxes. The Board also prohibited hedging the Company’s common stock and prohibited pledging the Company’s common stock except in limited circumstances as approved by the Board. Prior to the recent decline in the Company's share price, all of our directors beyond the five-year transition period were in compliance with these guidelines.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 25, 2022, information with respect to the beneficial ownership of our common stock by (i) each person who is known by us to beneficially own 5% or more of our outstanding common stock, (ii) each of our executive officers named in the Summary Compensation Table in the section “Executive Compensation,” (iii) each of our directors, and (iv) all directors and executive officers as a group.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class Outstanding (1)
Michael H. Braun (2)	610,077	3.42%
Bruce F. Simberg (3)	522,991	2.94%
Ronald A. Jordan (4)	53,311	*
Thomas A. Rogers (5)	36,058	*
Jenifer G. Kimbrough (6)	36,045	*
Roberta N. Young (7)	30,035	*
David W. Michelson (8)	19,851	*
David K. Patterson (8)	19,851	*
All directors and executive officers as a group (8 persons) (9)	1,328,219	7.45%

5% or greater holders:
Hale Partnership Capital Management, LLC (10) Hale Partnership Capital Advisors, LLC Hale Partnership Fund, L.P. Steven A. Hale II 2115 E. 7th Street Charlotte, NC 282204	2,008,294	11.27%
Lenox Capital Management, Inc. (11) Douglas Ruth 322 Alana Drive New Lenox, IL 60451	1,315,243	7.38%

*	Less than 1%.

(1)Unless otherwise indicated, the address of each beneficial owner listed is c/o FedNat Holding Company, 14050 N.W. 14th Street, Suite 180, Sunrise, Florida 33323. For the Company’s executive officers, directors and director nominees, the percentage of class outstanding is based on 17,797,316 shares outstanding as of April 25, 2022. For all other shareholders, the percentage of class outstanding is as reported in the shareholder’s Schedule 13G/A or 13D/A, as applicable.

(2)Includes 19,323 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 10, 2021, 30,000 shares of restricted stock, which began vesting over five years with an initial vest date of March 6, 2021, and 72,575 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 31, 2022.
(3)Includes 965 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021, and 3,629 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.

(4)Includes 2,000 restricted shares, which began vesting over five years with an initial vest date of May 12, 2018, 2,219 shares of restricted stock, which began vesting over five years with an initial vest date of March 6, 2020, 5,410 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 6, 2021, 1,738 shares of restricted stock, which began vesting over five years with an initial vest date of March 6, 2021, 25,401 shares of restricted stock, which began vesting over three years based on performance with an initial vest date of March 31, 2022, 2,000 shares of restricted stock, which began vesting over five years with an initial vest date of March 31, 2022 and 10,000 shares of restricted stock, which begin vesting over 5 years with an initial vest date of April 26, 2023.

(5)Includes 1,930 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021 and 4,838 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.

(6)Includes 965 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021, and 4,838 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.

(7)Includes 1,228 shares of restricted stock, which began vesting over five years with an initial vest date of March 16, 2019, 1,930 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021, and 4,838 shares of restricted stock , which began vesting over three years with an initial vest date of March 31, 2022.

(8)Includes 3,478 shares of restricted stock, which began vesting over five years with an initial vest date of March 6, 2021, 1,930 shares of restricted stock, which began vesting over three years with an initial vest date of March 6, 2021, and 4,838 shares of restricted stock, which began vesting over three years with an initial vest date of March 31, 2022.

(9)Includes 206,319 shares of unvested restricted stock, which are detailed above.
(10)This information is based on the Schedule 13D filed with the SEC on August 11, 2021. Each of Hale Partnership Capital Management, LLC, Hale Partnership Capital Advisors, LLC, Hale Partnership Fund, L.P. and Steven A. Hale II beneficially own more than 5% of our outstanding common stock. The group also includes Clark - Hale Fund, L.P., MGEN II - Hale Fund, L.P., Smith - Hale Fund, L.P., and Dickinson - Hale Fund, L.P., each of which individually is a beneficial owner of less than 5% of our outstanding common stock.
(11)This information is based on the Schedule 13G/A filed with the SEC on February 2, 2022. Represents amounts held directly by Douglas Ruth and which he has shared power to vote through Lenox Capital Management, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Family Relationships

There are no family relationships between or among our executive officers and directors.

Related Transactions

The following is a summary of transactions since the beginning of the 2021 fiscal year between the Company and its executive officers, directors, nominees for director, principal shareholders and other related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

During 2021, the brother of Michael H. Braun, the Company’s Chief Executive Officer and President, received $161,542 for his services in 2021 as Director of Budgets and Forecasts. We believe that the compensation provided to this individual is comparable to that paid by other companies in our industry and market for similar positions.

Beginning in August 2021, the Strategic Review Committee of the Company’s Board of Directors has enlisted the assistance of Steven Hale, the Company’s largest shareholder, as an advisor to the Committee. Mr. Hale has not received any compensation from the Company for these services. By letter agreement dated February 4, 2022, the Company agreed to reimburse Mr. Hale for his reasonable and documented out-of-pocket expenses under certain circumstances.

We have adopted a written policy that any transactions between the Company and executive officers, directors, principal shareholders or their affiliates take place on an arm’s-length basis and require the approval of a majority of our independent directors, as defined in the Nasdaq Rules.

The Board has determined that the following directors and director nominees are independent pursuant to the Nasdaq Rules applicable to the Company: Bruce F. Simberg, Jenifer G. Kimbrough, Thomas A. Rogers, Roberta N. Young, David W. Michelson, and David K. Patterson.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee, which is responsible for the appointment, compensation and oversight of our independent auditors, has engaged Ernst & Young LLP (“E&Y”) as independent auditors to audit our consolidated financial statements for the year ending December 31, 2022.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audited services to be provided by E&Y. The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by E&Y during the year and estimated fees. The Audit Committee Chair may approve permissible non-audit services with subsequent notification to the full Audit Committee. All services rendered to us by E&Y in 2021 were pre-approved in accordance with these procedures.

The Company’s independent auditors for the 2021 fiscal year, E&Y, has advised the Company that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee. All professional services rendered by E&Y during the fiscal year ended December 31, 2021 were furnished at customary rates and were performed by full-time, permanent employees.

The following table shows fees that we paid (or accrued) for professional services rendered by E&Y for fiscal 2021 and 2020. Audit fees increased in 2021 as a result of fluctuations in the out of scope fees during the periods.

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$1,617,044	$1,520,700
Audit-Related Fees (2)	—	—
Tax fees (3)	200,000	283,154
Total	$1,817,044	$1,803,854

(1)Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.
(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

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

The following are included herein under Item 8, Financial Statements and Supplementary Data:

Schedule II, Condensed Financial Information of Registrant

Schedule V, Valuation and Qualifying Accounts

Schedule VI, Supplemental Information Concerning Insurance Operations

(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Exhibit	Filing Date
3.1	Second Restated Articles of Incorporation, as amended, of FedNat Holding Company	10-Q	3.1	August 9, 2021
3.2	Second Amended and Restated Bylaws of FedNat Holding Company	10-Q	3.2	November 7, 2018
4.1	Description of Registrant's Securities	10-K		April 25, 2022
4.2	Form of Senior Indenture	S-3 File No. 333-257983	4.2	July 16, 2021
4.3	Form of Subordinated Indenture	S-3 File No. 333-257983	4.3	July 16, 2021
4.4	Indenture dated March 5, 2019 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.1	March 6, 2019
4.5	First Supplemental Indenture by and between FedNat Holding Company and The Bank of New York Mellon, as trustee	8-K	4.1	March 5, 2020
4.6	Second Supplemental Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee	8-K	4.1	April 21, 2021
4.7	Indenture dated April 19, 2021 between FedNat Holding Company and The Bank of New York Mellon, as Trustee, Paying Agent, and Registrar	8-K	4.2	April 21, 2021
4.8	Form of Convertible Senior Unsecured Note due 2026 of FedNat Holding Company	8-K	4.3	April 21, 2021
4.9	Form of Registration Rights Agreement dated April 19, 2021 between FedNat Holding Company and the Purchasers of Convertible Senior Unsecured Notes due 2026	8-K	10.1	April 21, 2021
4.1	Form of 7.50% Senior Unsecured Note due 2029 of FedNat Holding Company	S-4	4.5	January 16, 2020
10.1*	Excess Catastrophe Reinsurance Contract effective March 2, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.1	May 6, 2021
10.2*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	May 6, 2021
10.3*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers*	10-Q	10.3	May 6, 2021
10.4*	Excess Catastrophe Reinsurance Contract effective March 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.4	May 6, 2021
10.5*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.5	May 6, 2021
10.6*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.6	May 6, 2021

10.7*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.7	May 6, 2021
10.8*	Property Aggregate Excess of Loss Reinsurance Contract effective January 1, 2021 by and between Maison Insurance Company and subscribing reinsurers	10-Q	10.8	May 6, 2021
10.9*	First-Third Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.1	November 9, 2021
10.10*	Main Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.2	November 9, 2021
10.11*	Main Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.3	November 9, 2021
10.12*	Third-Fourth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.4	November 9, 2021
10.13*	Cascading Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.5	November 9, 2021
10.14*	Fourth-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.6	November 9, 2021
10.15*	Second-Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.7	November 9, 2021
10.16*	Third and Fifth Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.8	November 9, 2021
10.17*	Main Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.9	November 9, 2021
10.18*	Fourth-Fifth Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.10	November 9, 2021
10.19*	Second Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.11	November 9, 2021
10.20*	Third Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.12	November 9, 2021

10.21*	Private Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.13	November 9, 2021
10.22*	Main Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.14	November 9, 2021
10.23*	Private Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.15	November 9, 2021
10.24*	Main Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.16	November 9, 2021
10.25*	Excess Catastrophe Reinsurance Contract effective July 1, 2021, by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.17	November 9, 2021
10.26*	Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.18	November 9, 2021
10.27*	Sixth Layer Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.19	November 9, 2021
10.28*	Sixth Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.20	November 9, 2021
10.29*	First Excess Catastrophe Reinsurance Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.21	November 9, 2021
10.30*	Private Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.22	November 9, 2021
10.31*	Top Layer Excess Catastrophe Reinsurance Contract effective July 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.23	November 9, 2021
10.32*	Main Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.24	November 9, 2021
10.33*	First-Third Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.25	November 9, 2021
10.34*	Private Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.26	November 9, 2021

10.35*	Main Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.27	November 9, 2021
10.36*	Main Fourth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.28	November 9, 2021
10.37*	Main Fourth Layer Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.29	November 9, 2021
10.38*	Main Fourth Layer Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.30	November 9, 2021
10.39*	First Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.31	November 9, 2021
10.40*	Non-Florida Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.32	November 9, 2021
10.41*	Non-Florida Reinstatement Premium Protection Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.33	November 9, 2021
10.42*	Non-Florida Second Event Property Catastrophe Excess of Loss Reinsurance Contract effective July 1, 2021 by and between FedNat Insurance Company and subscribing reinsurers	10-Q	10.34	November 9, 2021
10.43*	Net Quota Share Reinsurance Agreement effective July 1, 2021 by and between FedNat Insurance Company and Swiss Reinsurance America Corporation	10-Q	10.35	November 9, 2021
10.44*	Excess Catastrophe Reinsurance One-Month Extension Contract effective June 1, 2021 by and among FedNat Insurance Company, Monarch National Insurance Company, Maison Insurance Company and subscribing reinsurers	10-Q	10.36	November 9, 2021
10.45*	Commutation Agreement dated April 22, 2021 between FedNat Holding Company and SageSure Anchor Re, Inc.	10-Q	10.2	August 9, 2021
10.46*	Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-K	10.9	March 6, 2020
10.46.A*	Sixth Amendment, entered into November 4, 2020, to Administrator Agreement, effective July 1, 2013, between Federated National Insurance Company and SageSure Insurance Managers LLC, as amended	10-K	10.34.A	March 29, 2021
10.47	Administrative Services Agreement dated November 1, 2015 between FedNat Underwriters Inc. and SageSure Insurance Managers LLC	10-K	10.10	March 6, 2020
10.48.A	Insurance Agency Master Agreement dated February 4, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.5	November 6, 2013
10.48.B	First Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	November 6, 2013
10.48.C	Second Amendment to Insurance Agency Master Agreement dated February 12, 2013 between Ivantage Select Agency, Inc. and Federated National Underwriters, Inc.	10-Q	10.6	May 11, 2015
10.48.D*	Third Amendment to Insurance Agency Master Agreement dated August 10, 2018 between Ivantage Select Agency, Inc. and FedNat Underwriters, Inc.	10-K	10.14	March 6, 2020

10.49+	Confidential Information, Non-Solicitation and Non-Competition Agreement dated as of April 17, 2017 between the Company and Ronald Jordan	10-Q	10.3	May 10, 2017
10.50+	2018 Omnibus Incentive Compensation Plan	DEF 14A	Annex B	April 13, 2018
10.51+	Form of Restricted Stock Grant Summary of the Company (Time-Based Vesting)	8-K	99.2	January 14, 2019
10.52+	Form of Restricted Stock Grant Summary Agreement of the Company (Performance-Based Vesting)	8-K	99.3	January 14, 2019
10.53+	Form of Indemnification Agreement between the Company and its directors and executive officers	10-K	10.14	March 17, 2008
10.54+	Form of Amended and Restated Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and certain employees of the Company	8-K	10.1	August 7, 2013
10.55+	Second Amended and Restated Employment Agreement dated January 18, 2012 between the Company and Michael H. Braun	8-K	10.1	January 20, 2012
10.56+	Amendment to Employment Agreement and Restrictive Covenant Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.3	May 11, 2015
10.57+	Non-Competition, Non-Disclosure and Non-Solicitation Agreement effective as of March 17, 2015 between Monarch Delaware Holdings LLC and Michael H. Braun	10-Q	10.4	May 11, 2015
10.58.A+	Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	8-K	99.1	January 14, 2019
10.58.B+	First Amendment dated November 4, 2020 to Employment Agreement dated January 8, 2019 between the Company and Ronald A. Jordan	10-K	10.47.B	March 29, 2021
10.59	Standstill Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.2	December 2, 2019
10.60	Reinsurance Capacity Right of First Refusal Agreement dated December 2, 2019 between FedNat Holding Company and 1347 Property Insurance Holdings, Inc.	8-K	10.3	December 2, 2019
10.61	Investment Advisory Agreement dated December 2, 2019 between Fundamental Global Advisors LLC and FedNat Holding Company	8-K	10.4	December 2, 2019
10.62	Consent Order dated August 7, 2019 among the Florida Office of Insurance Regulation, FedNat Holding Company, 1347 Property Insurance Holdings, Inc., and Maison Insurance Company.	8-K	10.1	August 13, 2019
10.63	Consent Agreement dated August 9, 2019 among the Louisiana Department of Insurance, FedNat Holding Company and Maison Insurance Company.	8-K	10.2	August 13, 2019
10.64	Consent Order dated April 21, 2022 among FedNat Insurance Company, Maison Insurance Company, Monarch National Insurance Company and the Florida Office of Insurance Regulation	10-K		April 25, 2022
21.1	Subsidiaries of the Company	10-K		April 25, 2022
23.1	Consent of Independent Registered Public Accounting Firm	10-K		April 25, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K		April 25, 2022
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K		April 25, 2022
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K		April 25, 2022

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	April 25, 2022
101.INS**	Inline XBRL Instance Document.			X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.			X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document			X
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.			X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			X
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized.

FEDNAT HOLDING COMPANY

By:	/s/ Michael H. Braun
Michael H. Braun, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ronald A. Jordan
Ronald A. Jordan, Chief Financial Officer
(Principal Executive Officer)
Date: May 2, 2022