Form 10-Q
period 2022-03-31
FedNat Holding Co
filed 2022-05-18
CIK 1069996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
As of May 2, 2022, the registrant had 17,519,237 shares of common stock outstanding.

FEDNAT HOLDING COMPANY

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Investments:
Debt securities, available-for-sale, at fair value (amortized cost of $269,100 and $324,861, respectively)	$270,217	$327,532
Equity securities, at fair value	5,348	5,905
Total investments	275,565	333,437
Cash and cash equivalents	87,358	83,526
Prepaid reinsurance premiums	162,463	242,537
Premiums receivable, net of allowance of $133 and $125, respectively	33,089	41,174
Reinsurance recoverable, net of allowance of $109 and $249, respectively	581,921	613,203
Deferred acquisition costs, net	16,438	18,829
Current and deferred income taxes, net	13,446	30,014
Other assets	31,681	49,950
Total assets	$1,201,961	$1,412,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Loss and loss adjustment expense reserves	$661,595	$738,794
Unearned premiums	316,312	342,747
Reinsurance payable and funds withheld liabilities	46,535	102,748
Long-term debt, net of deferred financing costs of $2,094 and $2,195, respectively	118,906	118,805
Deferred revenue	4,162	5,240
Other liabilities	40,312	44,950
Total liabilities	1,187,822	1,353,284

Commitments and contingencies (see Note 10)

Shareholders' Equity
Preferred stock, $0.01 par value: 1,000,000 shares authorized	—	—
Common stock, $0.01 par value: 50,000,000 shares authorized; 17,519,237 and 17,446,930 issued and outstanding, respectively	175	174
Additional paid-in capital	186,202	186,007
Accumulated other comprehensive income (loss)	(2,563)	(1,034)
Retained earnings (deficit)	(169,675)	(125,761)
Total shareholders’ equity	14,139	59,386
Total liabilities and shareholders' equity	$1,201,961	$1,412,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Net premiums earned	$45,985	$39,745
Net investment income	1,264	1,674
Net realized and unrealized gains (losses)	(15,053)	92
Direct written policy fees	2,613	3,315
Other income	7,426	7,922
Total revenues	42,235	52,748

Costs and expenses:
Losses and loss adjustment expenses	58,783	48,016
Commissions and other underwriting expenses	19,107	21,031
General and administrative expenses	6,997	6,066
Interest expense	2,300	1,926
Total costs and expenses	87,187	77,039

Income (loss) before income taxes	(44,952)	(24,291)
Income tax expense (benefit)	(1,038)	(4,910)
Net income (loss)	$(43,914)	$(19,381)

Net Income (Loss) Per Common Share
Basic	$(2.51)	$(1.35)
Diluted	(2.51)	(1.35)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,462	14,395
Diluted	17,462	14,395

Dividends Declared Per Common Share	$—	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net income (loss)	$(43,914)	$(19,381)

Change in net unrealized gains (losses) on investments, available-for-sale, net of tax	(1,529)	(7,200)
Comprehensive income (loss)	$(45,443)	$(26,581)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2022	$—	17,446,930	$174	$186,007	$(1,034)	$(125,761)	$59,386
Net income (loss)	—	—	—	—	—	(43,914)	(43,914)
Other comprehensive income (loss)	—	—	—	—	(1,529)	—	(1,529)
Shares issued under share-based compensation plans	—	72,307	1	(1)	—	—	—
Share-based compensation	—	—	—	196	—	—	196
Balance as of March 31, 2022	$—	17,519,237	$175	$186,202	$(2,563)	$(169,675)	$14,139

					Accumulated
		Common Stock		Additional	Other	Retained	Total
	Preferred	Issued		Paid-in	Comprehensive	Earnings	Shareholders'
	Stock	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance as of January 1, 2021	$—	13,717,908	$137	$169,298	$11,386	$(22,661)	$158,160
Net income (loss)	—	—	—	—	—	(19,381)	(19,381)
Other comprehensive income (loss)	—	—	—	—	(7,200)	—	(7,200)
Issuance of common stock	—	3,500,000	35	15,087	—	—	15,122
Shares issued under share-based compensation plans	—	95,553	1	—	—	—	1
Share-based compensation	—	—	—	407	—	—	407
Balance as of March 31, 2021	$—	17,313,461	$173	$184,792	$4,186	$(42,042)	$147,109

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$(43,914)	$(19,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gains) losses	15,053	(92)
Amortization of investment premium or discount, net	510	1,256
Depreciation and amortization	413	460
Share-based compensation	196	407
Changes in operating assets and liabilities:
Prepaid reinsurance premiums	80,074	61,204
Premiums receivable, net	8,085	10,041
Reinsurance recoverable, net	31,282	(51,038)
Deferred acquisition costs, net	2,391	1,429
Current and deferred income taxes, net	16,592	(1,291)
Deferred revenue	(1,078)	(278)
Loss and loss adjustment expense reserves	(77,199)	(53,654)
Unearned premiums	(26,435)	(4,794)
Reinsurance payable and funds withheld liabilities	(56,213)	(50,561)
Other	13,219	(3,853)
Net cash provided by (used in) operating activities	(37,024)	(110,145)
Cash flow from investing activities:
Proceeds from sales of debt securities	56,161	87,007
Purchases of debt securities	(27,385)	(56,148)
Maturities and redemptions of debt securities	12,130	31,383
Purchases of property and equipment	(50)	(174)
Net cash provided by (used in) investing activities	40,856	62,068
Cash flow from financing activities:
Issuance of common stock	—	15,403
Issuance of common stock for share-based awards	—	1
Net cash provided by (used in) financing activities	—	15,404
Net increase (decrease) in cash and cash equivalents	3,832	(32,673)
Cash and cash equivalents at beginning-of-period	83,526	102,367
Cash and cash equivalents at end-of-period	$87,358	$69,694

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FEDNAT HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for interest	$3,875	$3,750
Cash paid (received) during the period for income taxes	(17,782)	(3,618)

Significant non-cash investing and financing transactions:
Right-of-use asset	(6,497)	(7,250)
Lease liability	6,497	7,250

The accompanying notes are an integral part of the unaudited consolidated financial statements.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022

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

FedNat Insurance Company (“FNIC”), our largest wholly owned insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance by the state insurance departments in Florida, Louisiana, Texas, Georgia, South Carolina, Alabama and Mississippi.

Maison Insurance Company ("MIC"), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail-only exposures by the state's insurance departments in Louisiana, Texas and Florida. In November 2021, the Company made the decision to commence an orderly runoff of MIC’s insurance operations.

Monarch National Insurance Company (“MNIC”), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance in Florida.

Material Distribution Relationships

Ivantage Select Agency, Inc.
The Company is a party to an insurance agency master agreement with Ivantage Select Agency, Inc. (“ISA”), an affiliate of Allstate Insurance Company (“Allstate”), pursuant to which the Company has been authorized by ISA to appoint Allstate agents to offer our FNIC homeowners insurance products to consumers in Florida. As a percentage of the total homeowners premiums we underwrote, 17.4% and 19.6% were from Allstate’s network of Florida agents, for the three months ended March 31, 2022 and 2021, respectively.

SageSure Insurance Managers, LLC
The Company is a party to a managing general underwriting agreement with SageSure Insurance Managers, LLC (“SageSure”) to facilitate our FNIC homeowners business outside of Florida. As a percentage of the total homeowners premiums, 11.7% and 24.5% of the Company’s premiums were underwritten by SageSure, for the three months ended March 31, 2022 and 2021, respectively. As part of our partnership with SageSure, previously we entered into a profit share agreement, whereby we shared 50% of net profits of this line of business through June 30, 2020, as calculated per the terms of the agreement, subject to certain limitations, which included limits on the net losses that SageSure could realize. The limit was based on the amount of inception to date profits within the profit share agreement. In addition, refer to Note 5 for information regarding a fully collateralized quota-share treaty on this book of business that became effective July 1, 2020.

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
March 31, 2022

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Our significant accounting policies were described in Note 2 of our 2021 Form 10-K. There have been no significant changes in our significant accounting policies for the three months ended March 31, 2022.

Going Concern

The Company recently received notification from Demotech that FNIC’s “A” (“Exceptional”) rating has been downgraded to “S” (“Substantial”). MNIC’s “A” rating was reaffirmed. The Company believes that the downgrade of FNIC’s Demotech rating will adversely impact the Company's ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida regarding such coverage, which could ultimately result in the Company being placed into receivership. Additionally, being placed into receivership and/or failing to obtain excess-of-loss reinsurance each represent potential defaults under our debt indentures that could result in acceleration of repayment of our debt. In addition, in May 2022, Egan Jones’ rating on the Company’s outstanding senior notes expired such that our notes are not currently rated. The lack of a rating, if not remediated within 30 days from receipt of notice as provided in the note indentures, has the potential to result in an Event of Default under the note indentures. Such conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. After exploring strategic alternatives in an effort to increase its capital resources to support its insurance carriers and preserve value for the Company’s stakeholders, the Company developed an action plan, which has been submitted to the Office of Insurance Regulation of the state of Florida (“OIR”). A portion of the action plan has been approved by the OIR, and consists of the mid-term cancellation, effective June 29, 2022, of approximately 68,200 Florida policies currently in force on FNIC, MNIC and MIC, as requested by the Company. Furthermore, the Company has ceased writing new business from May 16, 2022 through June 30, 2022. Additional portions of the plan continue to be subject to approval by the OIR and regulatory authorities in other states, including mid-term cancellations in non-Florida states, as well as reinsurance and capital raising options; however, there can be no assurance that we will be able to execute on all or any of the strategic alternatives, successfully raise additional capital or obtain excess-of-loss reinsurance. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern. However, due to the need to refund approximately $126.0 million of unearned premiums to policyholders impacted by the mid-term cancellations, the Company will need to liquidate a substantial portion of its portfolio of fixed income securities. Because management can no longer assert that it has the intent and ability to hold such securities to a forecasted recovery of their fair value, the Company recognized an impairment loss of $12.6 million. Total shareholders’ equity was not impacted by such charge; however, the Company’s net loss for three months ended March 31, 2022 worsened and other comprehensive income improved by $12.6 million in offsetting amounts. Aside from the impacts previously discussed, the Company has not yet completed an analysis to determine the impact of the action plan on the financial statements including assessing the recoverability of deferred acquisition costs, as a result of the aforementioned refund of unearned premiums to policyholders.

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
March 31, 2022

Recently Issued Accounting Pronouncements, Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-1, Accounting for Equity Securities and Equity Investments, which clarifies the interaction between accounting standards related to equity securities (Topic 321), equity method investments (Topic 323), and certain derivatives (Topic 815). The update clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company adopted the guidance effective January 1, 2022, which did not have any impact on the Company’s consolidated financial condition, results of operations, or disclosures.

In August 2020, the FASB issued ASU 2020-6, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-6"), which simplifies an issuer's accounting for convertible instruments by eliminating two of the three models in the current guidance that requires separate accounting for certain embedded conversion features. The new guidance simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. ASU 2020-6 requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of potential share settlement (if the effect is more dilutive) for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This new guidance requires disclosures about events that occur during the reporting period and cause conversion contingencies to be met and about the fair value of convertible debt at the instrument level, among other things. The Company adopted the guidance effective January 1, 2022, which did not have any impact on the Company’s consolidated financial condition or results of operations.

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
March 31, 2022

The Company’s financial instruments measured at fair value on a recurring basis and the level of the fair value hierarchy of inputs used consisted of the following:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$41,125	$41,304	$—	$82,429
Obligations of states and political subdivisions	(1)	15,579	—	15,578
Corporate securities	—	149,608	—	149,608
International securities	—	22,602	—	22,602
Debt securities, at fair value	41,124	229,093	—	270,217

Equity securities, at fair value	1,652	3,696	—	5,348

Total investments, at fair value	$42,776	$232,789	$—	$275,565

Other assets - embedded derivative, at fair value	$—	$—	$10,448	$10,448

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities - available-for-sale, at fair value:
United States government obligations and authorities	$41,125	$49,567	$—	$90,692
Obligations of states and political subdivisions	—	19,278	—	19,278
Corporate securities	—	188,980	—	188,980
International securities	901	27,681	—	28,582
Debt securities, at fair value	42,026	285,506	—	327,532

Equity securities, at fair value	1,879	4,026	—	5,905

Total investments, at fair value	$43,905	$289,532	$—	$333,437

Other assets - embedded derivative, at fair value	$—	$—	$10,725	$10,725

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

As of March 31, 2022, we have an embedded derivative, associated with a reinsurance limit for our 2020-2021 excess of loss catastrophe reinsurance program, carried at $10.4 million included in other assets on our consolidated balance sheets. There is no contractual maturity date and no collateral posted for this embedded derivative; however, the related contract is with excess-of-loss reinsurers that have an S&P A rating or are collateralized.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

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
•Other Assets Embedded Derivative – In determining the fair value of the embedded derivative in Level 3, the Company uses the best estimates of current settlement values, using present value of projected cash flows. The assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for the non-performance risk, which is added to the discount rates used in determining the fair value from the net cash flows and reflects the credit risk of either our counter-party for our assets or us for our liabilities of not fulfilling the obligations of an underlying amounts due to us or amounts we owe. Changes in the fair value of this embedded derivative results primarily from changes in market conditions or the credit risk associated with our counterparties.

We did not have securities trading in less liquid or illiquid markets with limited or no pricing information, therefore we did not use unobservable inputs to measure fair value as of March 31, 2022 and December 31, 2021. Additionally, we did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021, and we noted no significant changes in our valuation methodologies between those periods.

Our long-term debt is a financial instrument and we disclose its fair value in Note 8. The fair value of long-term debt is based on quoted market prices. The inputs used to measure the fair value of long-term debt are classified as Level 2 within the fair value hierarchy.

There were no changes to the Company’s valuation methodology and the Company is not aware of any events or circumstances that would have a significant adverse effect on the carrying value of its assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021. There were no transfers between the fair value hierarchy levels during the three months ended March 31, 2022 and 2021.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

4. INVESTMENTS

Unrealized Gains and Losses

The difference between amortized cost or cost and estimated fair value and gross unrealized gains and losses, by major investment category, consisted of the following:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2022
Debt securities - available-for-sale:
United States government obligations and authorities	$82,328	$101	$—	$82,429
Obligations of states and political subdivisions	15,547	31	—	15,578
Corporate	148,648	960	—	149,608
International	22,577	25	—	22,602
	$269,100	$1,117	$—	$270,217

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	or Cost	Gains	Losses	Fair Value
	(In thousands)
December 31, 2021
Debt securities - available-for-sale:
United States government obligations and authorities	$90,750	$625	$683	$90,692
Obligations of states and political subdivisions	19,031	391	144	19,278
Corporate	186,489	4,413	1,922	188,980
International	28,591	212	221	28,582
	$324,861	$5,641	$2,970	$327,532

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

Net realized and unrealized gains (losses) recognized in earnings, by major investment category, consisted of the following:

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Gross realized and unrealized gains:
Debt securities	$185	$864
Equity securities	—	1
Total gross realized and unrealized gains	185	865

Gross realized and unrealized losses:
Debt securities	(14,681)	(720)
Equity securities	(557)	(53)
Total gross realized and unrealized losses	(15,238)	(773)
Net realized and unrealized gains (losses) on investments	$(15,053)	$92

The above line item, net realized and unrealized gains (losses) on investments, includes the following equity securities gains (losses) recognized in earnings:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net gains (losses) on equity securities:
Realized	$—	$—
Unrealized	(557)	(52)
	(557)	(52)
Less:
Net realized and unrealized gains (losses) on securities sold	—	—
Net unrealized gains (losses) still held as of the end-of-period	$(557)	$(52)

Contractual Maturity

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

Amortized cost and estimated fair value of debt securities, by contractual maturity, consisted of the following:

	March 31, 2022
	Amortized
	Cost	Fair Value
Securities with Maturity Dates	(In thousands)
Debt securities, available-for-sale:
One year or less	$21,657	$21,720
Over one through five years	63,760	63,966
Over five through ten years	104,947	105,536
Over ten years	78,737	78,995
Total	$269,100	$270,217

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Net Investment Income

Net investment income consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Interest income	$1,214	$1,650
Dividends income	50	24
Net investment income	$1,264	$1,674

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

Collateral Deposits

Cash and cash equivalents and investments, the majority of which were debt securities, with fair values of $11.4 million and $9.3 million, were deposited with governmental authorities and into custodial bank accounts as required by law or contractual obligations, as of March 31, 2022 and December 31, 2021, respectively.

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
March 31, 2022

reputation. In an effort to minimize the Company’s exposure to the insolvency of a reinsurer, the Company evaluates the acceptability and review the financial condition of the reinsurer at least annually with the assistance of the Company’s reinsurance broker.

Significant Reinsurance Contracts

2020-2021 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2020-2021 (the “2020-2021 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2020 through June 30, 2021. FNIC, MIC, and MNIC are collectively referred to herein as the “carriers”. The 2020-2021 Program provides up to approximately $1.3 billion of single-event reinsurance coverage in excess of up to a $31 million retention for catastrophic losses, including hurricanes, and aggregate coverage up to $1.9 billion, at an approximate total cost of $305.9 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months. The Company will retain 100% of the first $25 million retention on each event plus up to an additional $6 million in retention on the first event by retaining an approximate 9.1% co-participation of the next $70 million of limit after the first $25 million. More specifically, the 2020-2021 Program includes up to approximately $1.3 billion in aggregate private reinsurance for coverage in all states in which the Company operates, of which up to approximately $650 million is limited to any one event, plus an additional $650 million of reinsurance provided by the Florida Hurricane Catastrophe Fund (“FHCF”), that responds on both a per occurrence and in the aggregate basis, and which coverage is exclusive to the state of Florida.

The private layers of the 2020-2021 Program, covering both Florida and non-Florida exposures have prepaid automatic reinstatement protection, which affords the carriers additional coverage for subsequent events. The private reinsurance market continued to harden this year due to a number of factors, including issues unique to the U.S. coastal catastrophe reinsurance marketplace generally and the Florida market specifically. These factors resulted in more restrictive terms by some of our individual reinsurers. The change in terms from the prior year’s program includes some portion of the program having a single aggregate retention for our carriers taken as a whole, versus each carrier’s own individual retention, plus some portions of the program not “cascading”, which provides less broad coverage for multiple event scenarios generating gaps in coverage that need to be filled with additional post renewal reinsurance protection or be retained net by the Company. As of March 31, 2022, the 2020-2021 Program was placed with reinsurers with an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2020-2021 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2021 Form 10-K for more information.

The total 2020-2021 Program cost includes approximately $258.3 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic reinstatement premium protection, along with approximately $47.6 million payable to the FHCF. The combination of private and FHCF reinsurance treaties affords the carriers up to approximately $1.9 billion of aggregate coverage within Florida and $1.3 billion in states outside Florida with a maximum single event coverage totaling up to approximately $1.3 billion within Florida and approximately $650 million outside Florida, exclusive of retentions.

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
March 31, 2022

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

2021-2022 Catastrophe Excess of Loss Reinsurance Program
The Company’s excess of loss catastrophe reinsurance program for 2021-2022 (the “2021-2022 Program”), which covers the Company and its wholly-owned insurance subsidiaries, FNIC, MIC and MNIC became effective July 1, 2021. The 2021-2022 Program provides the carriers up to approximately $1.4 billion of single event reinsurance coverage in excess of up to a $18.25 million pre-tax retention for certain catastrophic losses, including hurricanes, and aggregate coverage up to $2.25 billion, at an approximate total cost of $274.1 million, subject to adjustments based on actual exposure or premium of policies at different points in time in the coming months.

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Most of the privately placed layers of the 2021-2022 Program are effective July 1, 2021, with certain agreements effective for June 2021. The portion of the 2021-2022 Program placed with private reinsurers is with partners that as of March 31, 2022 had an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or that have fully collateralized their maximum potential obligations in dedicated trusts. For the purpose of debt covenant compliance, if any reinsurer on the 2021-2022 Program is not collateralized or has a rating lower than “A-” by A.M. Best Company or Standard & Poor’s then the Company treats that reinsurer’s participation as if it was part of the Company’s net retention. Refer to "Part I, Item 1A., Risk Factors” of our 2021 Form 10-K for more information.

The private reinsurance market continued to harden this year due to a number of factors, including the elevated number of catastrophic events impacting U.S. coastal areas in recent years. These factors have resulted in more restrictive terms for the current and upcoming reinsurance treaty year. The change in terms includes a further reduction in the availability of cascading coverage, which automatically “drops-down” coverage for subsequent events and prevents gaps in reinsurance protection when multiple events occur during the same treaty year. In addition, there was limited open market capacity available for lower layer attachment points on an “all perils” basis. As a result, a vast majority of the first layer for the Primary Tower ($20 million excess of $10 million), which includes one automatic reinstatement, covers “all perils” only through November 30, 2021, after which coverage includes only named storms such as tropical depressions, tropical storms and hurricanes, and excludes tornado or hail events. The first layer in the FNIC SageSure Tower ($22 million excess of $8 million) provides both per occurrence and aggregate protection and was placed with Anchor Re, an affiliate of SageSure (the non-affiliated managing general underwriter that writes FNIC’s non-Florida property business) on a fully-collateralized basis. In addition, 66% of the reinstatement premium protection ($12 million) for the layer that attaches above $30 million of the FNIC SageSure Tower provides protection on an “all perils” basis whereas the remaining 34% ($6 million) provides protection following only a hurricane.

As indicated above, the carriers’ combined 2021-2022 Program is estimated to cost $274.1 million, consisting of $204.8 million for the Primary Tower and $69.4 million for FNIC SageSure Tower after consideration of 19% downward premium adjustment resulting from the September 30, 2021 exposure adjustment, driven by our exposure management initiatives. This amount includes approximately $237.9 million for private reinsurance for the carriers’ exposure described above, including prepaid automatic premium reinstatement protection, along with approximately $36.2 million, within the Primary Tower, payable to the FHCF. All carriers maintained their 90% FHCF participation for the wind season. In the Primary Tower, each carrier will share the combined cost in proportion to its contribution to the total expected loss in each reinsurance layer. Each carrier’s reinsurance recoveries will be based on that carrier’s contributing share of a given event’s total loss and each carrier will be responsible for its portion of the 2021-2022 Program’s per event retention based on a specific allocation formula.

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

The carriers’ cost and amounts of reinsurance are based on current analysis of exposure to catastrophic risk. The data was subjected to exposure level analysis at various dates through December 31, 2021. This analysis of the carriers’ exposure levels in relation to the total exposures to the FHCF and excess of loss treaties may produce changes in retentions, limits and reinsurance premiums in total, and by carrier, as a result of increases or decreases in the carriers’ exposure levels.

Quota-Share Reinsurance Programs

FNIC Homeowners Florida
On July 1, 2020, FNIC renewed its quota-share treaty with Swiss Re, which was initially set at 10%, on its Florida homeowners book of business, on an in-force, new and renewal basis, excluding named storms and subject to certain limitations. Effective October 1, 2020, this treaty increased the cession percentage from 10% to 20% on an in-force, new and renewal basis.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

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

Associated Trust Agreements
Certain reinsurance agreements require FNIC to secure the credit, regulatory and business risk. Fully funded trust agreements securing these risks totaled less than $0.1 million as of March 31, 2022 and December 31, 2021.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Reinsurance Recoverable, Net

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the consolidated balance sheet as reinsurance recoverable. Reinsurance recoverable, net consisted of the following:

	March 31,	December 31,
	2022	2021
	(In thousands)
Reinsurance recoverable on paid losses	$100,499	$59,096
Reinsurance recoverable on unpaid losses	481,531	554,356
Allowance for credit loss	(109)	(249)
Reinsurance recoverable, net	$581,921	$613,203

As of March 31, 2022, and December 31, 2021, the Company had reinsurance recoverable of $480.0 million (as a result of Hurricanes Ida, Laura, Irma, Sally as well as April 2021 Storms) and $504.8 million (as a result of Hurricanes Ida, Irma, Laura, April 2021 Storms and Hurricane Sally), respectively. April 2021 Storms were a collection of severe weather events impacting Texas, Florida, Louisiana and other states over a six-day period starting approximately April 10, 2021.

Refer to Note 6 below for information regarding the assessment and amounts of allowances for credit losses.

Net Premiums Written and Net Premiums Earned

Net premiums written and net premiums earned consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net Premiums Written
Direct	$137,892	$174,207
Ceded	(38,269)	(78,149)
	$99,623	$96,058
Net Premiums Earned
Direct	$164,328	$179,002
Ceded	(118,343)	(139,257)
	$45,985	$39,745

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Activity in the allowances for credit loss, by asset line item on the consolidated balance sheet, is summarized as follows:

		Reinsurance
	Premiums	Recoverable,
	Receivable	Net	Total
	(In thousands)
Balance as of December 31, 2021	$125	$249	$374
Credit loss expense (recovery) (1)	8	(140)	(132)
Balance as of March 31, 2022	$133	$109	$242

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

For our debt securities, available-for-sale, the fact that a security’s fair value is below its amortized cost is not a decisive indicator of credit loss. In many cases, a security’s fair value may decline due to factors that are unrelated to the issuer’s ability to pay. For this reason, we consider the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, with a special emphasis on securities downgraded below investment grade. A comparison is made between the present value of expected future cash flows for a security and its amortized cost. If the present value of future expected cash flows is less than amortized cost, a credit loss is presumed to exist and an allowance for credit loss is established. Management may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost. As a result of this review, management concluded that there were no credit-related impairments of our available-for-sale securities as of March 31, 2022 and December 31, 2021. Management

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

does not have any current intent to sell available-for-sale securities in an unrealized loss position, and it is not “more likely than not” that the Company will be required to sell these securities before a recovery in their value to their amortized cost basis occurs.

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

The aging of our premiums receivable and associated allowance for credit loss was as follows:

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	Total
March 31, 2022		(In thousands)
Amortized cost	$31,001	$1,914	$168	$63	$76	$33,222
Allowance for credit loss	—	(21)	(15)	(21)	(76)	(133)
Net	$31,001	$1,893	$153	$42	$—	$33,089

		Days Past Due
	Current	1-29	30-59	60-89	90 plus	Total
December 31, 2021		(In thousands)
Amortized cost	$39,287	$1,670	$233	$16	$93	$41,299
Allowance for credit loss	—	(15)	(12)	(5)	(93)	(125)
Net	$39,287	$1,655	$221	$11	$—	$41,174

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
March 31, 2022

7. LOSS AND LOSS ADJUSTMENT RESERVES

The liability for loss and LAE reserves is determined on an individual-case basis for all claims reported. The liability also includes amounts for unallocated expenses, anticipated future claim development and incurred but not reported ("IBNR").

Activity in the liability for loss and LAE reserves is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Gross reserves, beginning-of-period	$738,794	$540,367
Less: reinsurance recoverable (1)	(554,107)	(358,128)
Net reserves, beginning-of-period	184,687	182,239

Incurred loss, net of reinsurance, related to:
Current year	55,312	47,493
Prior year loss development (redundancy) (2)	3,472	624
Ceded losses subject to offsetting experience account adjustments (3)	—	(96)
Prior years	3,472	528
Amortization of acquisition fair value adjustment	(1)	(5)
Total incurred loss and LAE, net of reinsurance	58,783	48,016

Paid loss, net of reinsurance, related to:
Current year	4,407	24,669
Prior years	58,890	46,813
Total paid loss and LAE, net of reinsurance	63,297	71,482

Net reserves, end-of-period	180,173	158,773
Plus: reinsurance recoverable (1)	481,422	327,940
Gross reserves, end-of-period	$661,595	$486,713

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

During the three months ended March 31, 2022, the Company experienced $3.5 million of net unfavorable loss and LAE reserve development from its homeowners line of business primarily driven by increased losses from Hurricane Laura.

During the three months ended March 31, 2021, the Company experienced $0.6 million of unfavorable loss and LAE reserve development on prior accident years, primarily in its non-Florida homeowners line of business as a result of higher than expected development from accident year 2020.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

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

8. LONG-TERM DEBT

In May 2022, Egan Jones’ rating on the Company’s outstanding senior notes expired such that our notes are not currently rated. The lack of a rating, if not remediated within 30 days from receipt of notice as provided in the note indentures, has the potential to result in an Event of Default under the note indentures. The Company intends to use its best efforts to secure such a rating as soon as reasonably practicable. If the Company fails to secure such a rating, such condition, represents a potential default under our debt indentures that could result in acceleration of repayment of our debt. If the Company fails to secure such a rating, is placed into receivership or fails to obtain excess-of-loss reinsurance, such conditions, if not timely cured, could result in acceleration of repayment of our debt. The Company does not have adequate liquidity to repay this debt without replacement borrowings, which may not be available.

The fair values of the Convertible Senior Unsecured Notes due 2026 were $22.5 million and $22.1 million as of March 31, 2022 and December 31, 2021, respectively. The fair values of the Senior Unsecured Fixed Rate Notes due 2029 were $102.8 million and $106.5 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 3 for additional information.

Refer to Note 10 of our 2021 Form 10-K for additional information regarding our long-term debt.

9. INCOME TAXES
Our effective income tax rate is the ratio of income tax expense (benefit) over our income (loss) before income taxes. The effective income tax rate was 2.3% and 20.2% for the three months ended March 31, 2022 and 2021, respectively. Differences in the effective tax and the statutory Federal income tax rate of 21% are driven by state income taxes and anticipated annual permanent differences, including estimates for tax-exempt interest, dividends received deduction, executive compensation as well as the net operating loss ("NOL") provision and change in the valuation allowance in the current year.

The application of GAAP requires us to evaluate the recoverability of our net deferred income tax assets, including those associated with NOL carryforwards, and establish a valuation allowance, if necessary, to reduce our deferred income tax asset to an amount that is more likely than not to be realizable. Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred income tax assets and liabilities; taxable income in prior carryback years, if any; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused. Realization is never assured and based on available information, including the financial performance of the Company, and determined that it was more likely than not that the net deferred income tax asset would not be realized. Therefore, as of March 31, 2022 and December 31, 2021, we have established a full valuation allowance and no deferred income tax were reflected in net income (loss) for the three months ended March 31, 2022. For additional information, refer to Note 11 of our 2021 Form 10-K.

The Company had an uncertain tax position of $0.2 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively. The Company has a valuation allowance of $26.0 million and $30.5 million on its deferred income tax asset as of March 31, 2022 and December 31, 2021, respectively.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense (benefit) in the consolidated statements of operations and statements of comprehensive income (loss). For the three months ended March 31, 2022 and 2021, the Company recognized no benefit related to an uncertain tax position and our associated accrued interest and penalties was less than $0.1 million.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

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

The Company reviews the outstanding matters, if any, on a quarterly basis. The Company accrues for estimated losses and contingent obligations in the consolidated financial statements if and when the obligation or potential loss from any litigation, legal proceeding or claim is considered probable and the amount of the potential exposure is reasonably estimable. The Company records such probable and estimable losses through the establishment of legal expense reserves. As events evolve, facts concerning litigation and contingencies become known and as additional information becomes available, the Company’s management reassesses its potential liabilities related to pending claims and litigation and may revise its previous estimates and make appropriate adjustment to the financial statements. Estimates that require judgment are subject to change and are based on management’s assessment, including the advice of legal counsel, the expected outcome of litigation and legal proceedings or other dispute resolution proceedings or the expected resolution of contingencies. The Company’s management believes that the Company’s accruals for probable and estimable losses are reasonable and that the amounts accrued do not have a material effect on the Company’s consolidated financial statements. In April 2022, the Company received a written demand for arbitration from one of the reinsurers (“the reinsurer”) included in the Company’s excess-of-loss reinsurance program. The reinsurer asserts that the Company has misapplied certain provisions of the treaty for purposes of determining catastrophe weather losses in excess of the Company’s single-event retention. The Company strongly believes its ceded losses have been determined in accordance with the provisions of the treaties; however, the ultimate resolution of this matter could result in the Company retaining up to $14.5 million of additional net catastrophe losses related to the reinsurer in question. Because the Company does not deem any loss as probable or estimable, no amount has been accrued related to the matter as of the date of this filing.

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
March 31, 2022

The right-of-use asset is reflected in other assets and the lease liability is reflected in other liabilities on our consolidated balance sheets. Lease expense, net of sublease income is reflected in general and administrative expenses on our consolidated statements of operations.

Additional information related to our operating lease agreement for office space consisted of the following:

	As of
	March 31,	December 31,
	2022	2021
	(In thousands)
Right-of-use asset	$6,497	$6,693
Accrued rent	(488)	(482)
Right-of-use asset, net	$6,009	$6,211

Lease liability	$6,497	$6,693

Weighted average discount rate	4.70%	4.70%
Weighted average remaining years of lease term	6.5	6.7

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Lease expense	$280	$280
Sublease income	(72)	(109)
Lease expense, net	$208	$171

Net cash provided by (used in) operating activities	$(201)	$(156)

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

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Share-Based Compensation Expense

Share-based compensation arrangements include the following:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Restricted stock	$196	$322
Performance stock	—	85
Total share-based compensation expense	$196	$407

Recognized tax benefit	$—	$85
Intrinsic value of options exercised	—	—
Fair value of restricted stock vested	837	1,442

The intrinsic value of options exercised represents the difference between the stock option exercise price and the weighted average closing stock price of FNHC common stock on the exercise dates, as reported on the NASDAQ Global Market.

Stock Option Awards

As of March 31, 2022, the Company had outstanding stock options exercisable for 19,832 shares of common stock at a weighted average exercise price of $4.40 per share. During the three months ended March 31, 2022 and 2021, no stock options were granted, exercised or canceled.

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

During the three months ended March 31, 2022 and 2021, the Board of Directors granted 0 and 171,576 RSAs, respectively, vesting over three or five years, to the Company’s directors, executives and other key employees. These RSA grants include performance-based RSAs, which reflect the number of shares that would vest based on achieving the "Target" level of performance (as opposed to "Threshold" or "Maximum" performance levels). The actual number of performance-based RSAs that will vest depend on the Company's achievement of specified performance criteria in the future.

RSA activity includes the following:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	343,683	$9.98
Granted	—	—
Vested	(72,307)	11.57
Cancelled	(54,647)	10.13
Outstanding at March 31, 2022	216,729	$9.41

The weighted average grant date fair value is measured using the closing price of FNHC common stock on the grant date, as reported on the NASDAQ Global Market.

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) associated with debt securities - available-for-sale consisted of the following:

	Three Months Ended March 31,
	2022			2021
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(In thousands)
Accumulated other comprehensive income (loss), beginning-of-period	$2,671	$(3,705)	$(1,034)	$15,086	$(3,700)	$11,386
Other comprehensive income (loss) before reclassification	(16,050)	—	(16,050)	(9,397)	2,306	(7,091)
Reclassification adjustment for realized losses (gains) included in net income	14,496	25	14,521	(144)	35	(109)
	(1,554)	25	(1,529)	(9,541)	2,341	(7,200)
Accumulated other comprehensive income (loss), end-of-period	$1,117	$(3,680)	$(2,563)	$5,545	$(1,359)	$4,186

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

The following presents the calculation of basic and diluted EPS:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income (loss) attributable to FedNat Holding Company shareholders	$(43,914)	$(19,381)

Weighted average number of common shares outstanding - basic	17,462	14,395

Net income (loss) per common share - basic	$(2.51)	$(1.35)

Weighted average number of common shares outstanding - basic	17,462	14,395
Dilutive effect of convertible debt	—	—
Dilutive effect of stock compensation plans	—	—
Weighted average number of common shares outstanding - diluted	17,462	14,395

Net income (loss) per common share - diluted	$(2.51)	$(1.35)

Dividends per share	$—	$—

FedNat Holding Company and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
March 31, 2022

For the three months ended March 31, 2022, we excluded (in thousands) dilutive shares of 3,500 from our weighted average number of common shares outstanding - diluted above because their inclusion, as well as retaining the associated interest expense of $0.3 million currently reflected in net income (loss) available to common shareholders for the EPS numerator, would have been antidilutive.

13. SUBSEQUENT EVENTS

Refer to Note 2 above for information related to a portion of the Company's action plan having been approved by the OIR, which consists of a substantial reduction to the size of the Company’s Florida books of business via the execution of mid-term cancellations effective June 29, 2022, of approximately 68,200 Florida policies currently in force on FNIC, MNIC and MIC, as requested by the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Form 10-Q”). In addition, please refer to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

Forward-Looking Statements

This Form 10-Q or the documents that are incorporated by reference into this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized, or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under Item 1. Business – “Going Concern” and Item 1A. “Risk Factors” in our 2021 Form 10-K, and discussed from time to time in our other reports filed with the Securities and Exchange Commission (“SEC”), including this Form 10-Q.

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

Maison Insurance Company ("MIC" or "Maison"), an insurance subsidiary, is licensed as an admitted carrier to write homeowners property and casualty insurance as well as wind/hail only exposures by the state insurance departments in Louisiana, Texas and Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of MIC’s insurance operations.

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

Going Concern

Refer to in "Part 1, Item 1, Business” and "Part I, Item 1A., Risk Factors” of our 2021 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” of this Form 10-Q for information with respect to the Company's going concern status.

Overview of Insurance Lines of Business

Homeowners Property and Casualty Insurance
FNIC, MIC and MNIC underwrite homeowners insurance in Florida and FNIC and MIC also underwrites homeowners insurance in Louisiana and Texas, while FNIC also underwrites homeowners in South Carolina, Alabama and Mississippi. Homeowners insurance generally protects an owner of real and personal property against covered causes of loss to that property. As of March 31, 2022, the total homeowners policies in-force was 248,000, of which 152,000 were in Florida and 96,000 were outside of Florida. As of December 31, 2021, the total homeowners policies in-force was 280,000, of which 160,000 were in Florida and 120,000 were outside of Florida. Refer to Overview of Insurance Lines of Business - Non-Florida below for information regarding the Company's plan to execute an orderly runoff of our non-Florida insurance operations.

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
•In 2021, FNIC received approval from the OIR for a statewide-average rate increase of 5.7% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on October 15, 2021 and for renewal policies on November 22, 2021.
•In 2021, FNIC received OIR approval for a statewide-average rate increase of 6.7% for Florida dwelling fire insurance policies, which became effective for new policies on October 15, 2021 and for renewal policies on November 22, 2021.
•In 2021, MIC received OIR approval for a statewide-average rate increase of 14.9% for Florida takeout wind only policies, which became effective on December 25, 2021.
•In 2021, MIC received OIR approval for a statewide-average rate increase of 14.9% for Florida voluntary wind only policies, which became effective on February 7, 2022.
•In 2022, FNIC received approval from the OIR for a statewide-average rate increase of 6.0% for Florida homeowners multiple-peril insurance policies, which became effective for new policies on January 15, 2022 and for renewal policies on March 3, 2022.
•In 2022, FNIC received OIR approval for a statewide-average rate increase of 8.9% for Florida dwelling fire insurance policies, which became effective for new policies on January 15, 2022 and for renewal policies on March 3, 2022.
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

In November 2021, the Company announced its plan to re-focus its operations on the Florida market, which has been the Company’s historical focus. In conjunction with this shift in strategy, the Company commenced an orderly runoff of MIC’s insurance operations. In that regard, MIC filed appropriate documentation with its insurance regulators in Louisiana, Florida and Texas concerning MIC’s withdrawal plan. We began non-renewing MIC’s Louisiana policies on their anniversary dates in January 2022. Non-renewal of MIC’s Texas policies began in March 2022, and the non-renewal of MIC’s Florida policies is expected to begin in July 2022. With respect to FNIC’s Texas and Louisiana books, the Company and SageSure (the third-party MGU that underwrote the business and owns the renewal rights thereof) began transferring policies onto alternative SageSure insurance carrier partners in December 2021, by virtue of making offers of coverage to FNIC policyholders. FNIC policies in South Carolina, Alabama and Mississippi are expected to continue to be renewed by FNIC up through June 30, 2022. SageSure has begun offering renewals in Texas and Louisiana from alternative SageSure insurance carrier partners and we expect they will do the same in South Carolina, Alabama and Mississippi by July 2022. Non-renewals of FNIC's policies produced by SageSure began April 30, 2022 for Texas and Louisiana and subject to regulatory approvals of our withdrawal plans will begin May 31, 2022 for Alabama and Mississippi, and June 30, 2022 in South Carolina. The non-renewal of all existing policies is governed by the appropriate regulatory requirements of each state in which the property insured by the policy is located. In conjunction with the 100% quota-share treaty and the in-process transfer of the book discussed above, effective February 1, 2022, claims handling for the SageSure book was transferred to an affiliate of SageSure.

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

See the discussion in Item 1: “Business” in our 2021 Form 10-K, for additional information with respect to our business.

Regulation

All insurance companies must file quarterly and annual statements with certain regulatory agencies and are subject to regular and special examinations by those agencies. We may be the subject of additional special examinations or analysis. These examinations or analysis may result in one or more corrective orders being issued by the OIR or Louisiana Department of Insurance ("LDI"), our primary regulators. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” for discussion of OIR consent orders and the Company’s action plans with respect thereto.

RESULTS OF OPERATIONS

Operating Results Overview - Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

The following overview does not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to our shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein and in our 2021 Form 10-K.

The following table sets forth results of operations for the periods presented:

	Three Months Ended
	March 31,
	2022	% Change	2021
	(Dollars in thousands)
Revenues:
Gross premiums written	$137,892	(20.8)%	$174,207
Gross premiums earned	164,328	(8.2)%	179,002
Ceded premiums	(118,343)	(15.0)%	(139,257)
Net premiums earned	45,985	15.7%	39,745
Net investment income	1,264	(24.5)%	1,674
Net realized and unrealized gains (losses)	(15,053)	NCM	92
Direct written policy fees	2,613	(21.2)%	3,315
Other income	7,426	(6.3)%	7,922
Total revenues	42,235	(19.9)%	52,748

Costs and expenses:
Losses and loss adjustment expenses	58,783	22.4%	48,016
Commissions and other underwriting expenses	19,107	(9.1)%	21,031
General and administrative expenses	6,997	15.3%	6,066
Interest expense	2,300	19.4%	1,926
Total costs and expenses	87,187	13.2%	77,039

Income (loss) before income taxes	(44,952)	85.1%	(24,291)
Income tax expense (benefit)	(1,038)	(78.9)%	(4,910)
Net income (loss)	$(43,914)	126.6%	$(19,381)

Ratios to net premiums earned:
Net loss ratio	127.8%		120.8%
Net expense ratio	56.8%		68.2%
Combined ratio	184.6%		189.0%

(1)Net loss ratio is calculated as losses and loss adjustment expenses ("LAE") divided by net premiums earned.
(2)Net expense ratio is calculated as all operating expenses less interest expense divided by net premiums earned.
(3)Combined ratio is calculated as the sum of losses and LAE and all operating expenses less interest expense divided by net premiums earned.

The following table sets forth a reconciliation of GAAP to non-GAAP measures:

	Three Months Ended
	March 31,
	2022	2021
	(Dollars in thousands)
Revenue
Total revenues	$42,235	$52,748
Less:
Net realized and unrealized investment gains (losses)	(15,053)	92
Adjusted operating revenues	$57,288	$52,656

Net Income (Loss)
Net income (loss)	$(43,914)	$(19,381)
Less:
Net realized and unrealized investment gains (losses)	(15,053)	73
Acquisition and strategic costs	—	(9)
Amortization of identifiable intangibles	—	(30)
Adjusted operating income (loss)	$(28,861)	$(19,415)

Income tax rate assumed for reconciling items above	—%	21.00%

Our first quarter of 2022 reported results on May 9, 2022, did not include an impairment loss of $12.6 million, which is included above. This impairment loss was precipitated by the OIR approval of the mid-term cancellation pursuant to the Company’s action plan, which occurred on May 13, 2022. Total shareholders’ equity was not impacted by such charge; however, the Company’s net loss for three months ended March 31, 2022 worsened and other comprehensive income improved by $12.6 million in offsetting amounts. Refer to Note 2 of the notes to our Consolidated Financial Statements for additional information.

Revenue

Total revenue decreased $10.5 million or 19.9%, to $42.2 million for the three months ended March 31, 2022, compared with $52.7 million for the three months ended March 31, 2021. The decrease was driven primarily by lower net realized gains, gross premiums, direct written policy fees, net investment income and other income, partially offset by a decrease in ceded premiums, all of which are discussed in further detail below.

Gross Premiums Written

The following table sets forth the gross premiums written for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Gross premiums written:
Homeowners Florida	$116,159	$111,969
Homeowners non-Florida	17,317	57,909
Federal flood	4,481	4,389
Non-core (1)	(65)	(60)
Total gross premiums written	$137,892	$174,207

(1)Reflects exited lines of business.

Gross premiums written decreased $36.3 million, or 20.8%, to $137.9 million in the quarter compared with $174.2 million for the same three-month period last year, driven by a reduction in our policies-in-force and exposure in non-Florida states, as a result of the orderly runoff of MIC and the transfer-upon-renewal of FNIC’s non-Florida business to alternative insurance carrier partners of SageSure.

Gross Premiums Earned

The following table sets forth the gross premiums earned for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Gross premiums earned:
Homeowners Florida	$105,138	$109,426
Homeowners non-Florida	53,939	64,923
Federal flood	5,316	4,713
Non-core (1)	(65)	(60)
Total gross premiums earned	$164,328	$179,002

(1)Reflects exited lines of business.

Gross premiums earned decreased $14.7 million, or 8.2%, to $164.3 million for the three months ended March 31, 2022, as compared to $179.0 million for the three months ended March 31, 2021, driven primarily by the same reasons as the decrease in gross premiums written, discussed above.

Ceded Premiums Earned

Ceded premiums earned decreased $21.0 million, or 15.0%, to $118.3 million in the quarter, compared to $139.3 million in the same three-month period last year. The decrease was driven by approximately $15 million lower catastrophe reinsurance spend due to additional purchases of supplemental coverage in the 2020-2021 catastrophe excess of loss reinsurance program to backfill layers and gaps in coverage stemming from the non-cascading portion of our reinsurance tower, following the six retention catastrophe events that occurred during that treaty year. Additionally, there was approximately $6 million of lower quota-share ceded premium associated with lower gross premiums earned discussed above which was largely offset by corresponding increases in net loss and LAE, and commission and other underwriting expenses when comparing the periods. Refer to Note 5 of the notes to our Consolidated Financial Statements for additional information regarding these quota-share treaties.

Net Investment Income

Net investment income decreased $0.4 million, or 24.5%, to $1.3 million during the three months ended March 31, 2022, as compared to $1.7 million during the three months ended March 31, 2021. This decrease was driven by a smaller fixed income portfolio as we have been impacted by several catastrophes, hail and wind-related severe weather events and private reinsurers have raised the cost of their coverages.

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) decreased $15.2 million, to $(15.1) million for the three months ended March 31, 2022, compared to $0.1 million the prior year period. Refer to Note 2 of the notes to our Consolidated Financial Statements for information about the Company recognition of an impairment loss of $(12.6) million. We also recognized $(0.6) million and less than $(0.1) million in unrealized investment gains (losses) for equity securities during these respective periods. Our current and prior year net realized investment gains on sales are primarily associated with our portfolio managers, under our control, moving out of positions due to both macro and micro conditions, a typical practice in most quarters.

Direct Written Policy Fees

Direct written policy fees decreased $0.7 million, or 21.2%, to $2.6 million for the three months ended March 31, 2022, compared with $3.3 million for the three months ended March 31, 2021. The decrease is primarily driven by a reduction in our policies in-force in the state of Florida, as a result of our rigorous exposure management in response to the challenging litigation environment and the orderly exit of the non-Florida business.

Other Income

Other income included the following for the periods presented:

	Three Months Ended
	March 31,
	2022	% Change	2021
	(Dollars in thousands)
Other income:
Commission income	$1,280	35.7%	$943
Brokerage	5,796	(11.8)%	6,575
Financing and other revenue	350	(13.4)%	404
Total other income	$7,426	(6.3)%	$7,922

The decrease in other income was primarily driven by lower brokerage revenue. The brokerage revenue decrease is the result of lower excess of loss reinsurance spend from the reinsurance programs in place, including reinstatement premiums and/or additional purchases, during first quarter of 2022 as compared to the first quarter of 2021.

Expenses

Losses and LAE

Losses and LAE incurred, net of reinsurance, included the following for the periods presented:

	Three Months Ended
	March 31,
	2022		2021
		Net Loss		Net Loss
	Amount	Ratio	Amount	Ratio
	(In thousands)
Current accident year, excluding catastrophes:
Homeowners	$26,063	56.7%	$34,395	86.4%
Non-core (1)	—	—%	—	—%
Total current accident year, excluding catastrophes	26,063	56.7%	34,395	86.4%
Current year catastrophes (2):
Florida	19,219	41.8%	166	0.4%
Texas	6,458	14.0%	10,396	26.2%
Louisiana	2,670	5.8%	2,531	6.4%
Other states	901	2.0%	—	—%
Total current year catastrophes	29,248	63.6%	13,093	33.0%
Prior year loss development (redundancy):
Homeowners	3,543	7.7%	624	1.6%
Non-core (1)	(71)	(0.2)%	—	—%
Ceded losses subject to offsetting experience account adjustments (3)	—	—%	(96)	(0.2)%
Total prior year loss development (redundancy)	3,472	7.5%	528	1.4%
Total net losses and LAE	$58,783	127.8%	$48,016	120.8%

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

Losses and LAE increased $10.8 million, or 22.4%, to $58.8 million for the three months ended March 31, 2022, compared to $48.0 million for 2021. The net loss ratio increased 7.0 percentage points, to 127.8% in the current quarter, as compared to 120.8% in the first quarter of 2021. The higher loss expense and corresponding ratio were primarily driven by larger net catastrophe losses and prior year development as well as lower ceded losses under quota-share reinsurance treaties attributable to lower gross premiums earned, partially offset by lower gross attritional losses in the current quarter. Refer to Gross Premiums Earned above for additional information.

The current quarter included approximately $29.2 million of catastrophe losses, net of reinsurance and claims handling fee income, driven primarily by eleven notable events (including one wildfire) that impacted Florida, Texas, Louisiana and South Carolina. Approximately $10 million of these net catastrophe losses are related to books of business that the Company is in the process of running off, including FNIC's non-Florida book as well as MIC’s book of business. In addition, the Company recorded approximately $2 million of net adverse reserve development in the quarter related to Hurricane Laura, which hit Louisiana in August 2020. By comparison, the first quarter of 2021 catastrophe net losses were $13.1 million, net of reinsurance, primarily by Winter Storm Uri, which caused heavy residential damage in Texas, primarily associated with freezing temperatures causing widespread instances of burst water pipes.

Commissions and Other Underwriting Expenses

The following table sets forth the commissions and other underwriting expenses for the periods presented:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Commissions and other underwriting expenses:
Homeowners Florida	$10,682	$12,399
All others	13,233	11,691
Ceding commissions	(18,051)	(19,460)
Total commissions	5,864	4,630

Fees	993	1,335
Salaries and wages	2,511	3,572
Other underwriting expenses	9,739	11,494
Total commissions and other underwriting expenses	$19,107	$21,031

Commissions and other underwriting expenses decreased $1.9 million, or 9.1%, to $19.1 million for the three months ended March 31, 2022, compared with $21.0 million for the three months ended March 31, 2021. This decrease was due to lower acquisition and underwriting expenses due to lower policies-in-force, offset by lower ceding commission as a result of higher catastrophe costs, which has the affect of reducing the ceded commissions in the quarter.

The net expense ratio decreased 11.4 percentage points to 56.8% in the first quarter of 2022, as compared to 68.2% in the first quarter of 2021 due primarily to higher ceded reinsurance premiums in 2021 Our gross expense ratio was 26.9% during the three months ended March 31, 2022, as compared to 26.0% during the three months ended March 31, 2021, due primarily to inflation, partially offset by the Company's continued focus on expense control.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 15.3%, to $7.0 million for the three months ended March 31, 2022 compared to $6.1 million in the first quarter of 2021, due primarily to investments in employees, which are critical to accomplishing our corporate goals, including providing service to our insureds.

Interest Expense

Interest expense increased $0.4 million, or 19.4%, to $2.3 million for the three months ended March 31, 2022 compared to $1.9 million for the three months ended March 31, 2021. The increase was primarily attributable to debt issued on April 20, 2021. Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of our 2021 Form 10-K, for additional information.

Income Taxes

Income tax expense (benefit) decreased $3.9 million, to $(1.0) million for the three months ended March 31, 2022, compared to $(4.9) million for the three months ended March 31, 2021. Refer to Note 9 of the notes to our Consolidated Financial Statements for information related to our valuation allowance and our effective income tax rate.

Consolidated Company Outlook – Potential Changes in Financial Trends

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources,” for discussion of the action plan the Company has submitted to the OIR. If approved and implemented the plan would materially impact forward-looking expectations with respect to financial trends. Such impacts with respect to the Company's business include, but are not limited to:

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

Overall, the Company anticipates lower consolidated earnings. However, if catastrophe losses were to continue at the elevated levels experienced in the past twenty one months, it is expected that the reduction of our Florida book of business and the orderly exit of the non-Florida business will have proven beneficial to the Company’s earnings over the runoff period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our primary sources of funds are gross written premiums, ceding of claims payments pursuant to reinsurance treaties, investment income, commission income and fee income. Our primary uses of funds are the payment of claims, catastrophe and other reinsurance premiums and operating expenses. As of March 31, 2022, on a consolidated basis, the Company held $87.4 million in cash and cash equivalents and $275.6 million in investments. As of December 31, 2021, on a consolidated basis, the Company held $83.5 million in cash and cash equivalents and $333.4 million in investments. Total shareholders’ equity decreased $45.3 million, to $14.1 million as of March 31, 2022, compared with $59.4 million as of December 31, 2021 due primarily to a net loss and unrealized losses on our bond portfolio. The Company believes it has adequate holding company liquidity to accommodate its potential second quarter catastrophe losses, and to maintain regulatory minimum RBC ratios throughout 2022.

As described in Going Concern in “Part I, Item I. Business, Insurance Operations and Related Services” of our 2021 Form 10-K, the Company believes there is substantial doubt regarding its ability to continue as a going concern. Demotech currently rates FNIC “S” and MNIC “A”. The Company believes FNIC’s Demotech rating will adversely impact our ability to obtain excess-of-loss reinsurance for coverage beginning July 1, 2022. Absent such coverage, the Company will not be in compliance with requirements communicated by the Office of Insurance Regulation of the state of Florida regarding such coverage, which could ultimately result in the Company being placed into receivership. The Company has submitted a proposed action plan to the OIR. A portion of the action plan has been approved by the OIR, and consists of the mid-term cancellation, effective June 29, 2022, of approximately 68,200 Florida policies currently in force on FNIC, MNIC and Maison, as requested by the Company. Such cancellations will require the refund of approximately $126 million of unearned premium to the impacted policyholders and result in the Company becoming much smaller, with significantly fewer policies in force. The refund of these unearned premiums will require the liquidation of a substantial portion of our insurance carriers’ portfolios of fixed income securities. Because of this near-term liquidity need, unrealized losses on our investment portfolio have been recognized as realized losses for the three months ended March 31, 2022.

Additional portions of the Company's action plan continue to be subject to approval by the OIR and regulatory authorities in other states, including mid-term cancellations in non-Florida states, as well as reinsurance and capital raising options. More specifically, the Company is seeking to fully exit all non-Florida states as of an approved date. Concurrently, the Company is seeking additional capital investments into the holding company or directly into an insurance carrier, specifically MNIC. The Company’s requests would bring its overall book of business to a more manageable size, consistent with its capital position and increase the likelihood of success with multiple stakeholders, including its regulators, rating agency, shareholders and its remaining policyholders. The proposed action plan would be expected to enable the Company to obtain excess-of-loss reinsurance on a smaller, Florida-only book of business. There can be no assurance such approvals will be obtained or that these plans can be effectively implemented.

The Company has outstanding $100 million of 2029 Notes ("2029 Notes"), which bear interest at the annual rate of 7.75%. The 2029 Notes mature on March 15, 2029 and the indenture covenants allow for a maximum debt-to-capital ratio applicable to the incurrence of debt to 60% and a maximum debt-to-capital ratio applicable to restricted payments, including cash dividends on our common stock, to 20%.

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

Refer to Note 10 of the notes to our Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of the 2021 Form 10-K, for additional information regarding the 2029 Notes and 2026 Notes.

In May 2022, due primarily to the delay in the filing of the Company’s Form 10-K for the year ended December 31, 2021, Egan Jones’ rating on the Company’s outstanding senior notes expired such that our notes are not currently rated. The lack of a rating, if not remediated within 30 days from receipt of notice as provided in the note indentures, has the potential to result in an Event of Default under the note indentures. The Company intends to use its best efforts to secure such a rating as soon as reasonably practicable. If the Company fails to secure such a rating, is placed into receivership or fails to obtain excess-of-loss reinsurance, such conditions, if not timely cured, could result in acceleration of repayment of our debt. The Company does not have adequate liquidity to repay this debt without replacement borrowings, which may not be available. We cannot provide any assurance that we will be able to comply with certain covenants in our senior note indentures or to make satisfactory alternative arrangements in the event we cannot do so.

The Company's actual debt to capital ratio as of March 31, 2022 was approximately 89.4%.

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

Management continually monitors and adjusts its liquidity and capital plans for FNHC and its subsidiaries in light of the aforementioned challenges to ensure that we have adequate liquidity and capital. The Company's Board and management continue to explore all options to strengthen the Company's capital position. Management is pursuing various financing alternatives to augment our capital and liquidity, including possible equity or debt financings (consistent with our indentures) and possible sales of non-core assets. Continuing occurrences of severe weather events and the current significant economic uncertainty and volatility in the credit and capital markets may impair our ability to raise additional capital. We may not be able to raise sufficient additional capital to support the Company's action plan, and our other efforts to improve our profitability may not succeed.

Statutory Capital and Surplus of our Insurance Subsidiaries

As described more fully in Part I, Item 1. Business, Regulation of our 2021 Form 10-K, the Company’s insurance operations are subject to the laws and regulations of the states in which we operate. The OIR and their regulatory counterparts in other states utilize the National Association of Insurance Commissions (“NAIC”) risk-based capital (“RBC”) requirements, and the resulting RBC ratio, as a key metric in the exercise of their regulatory oversight. The RBC ratio is a measure of the sufficiency of an insurer’s statutory capital and surplus. In addition, the RBC ratio is used by insurance industry ratings services in the determination of the financial strength ratings (i.e., claims paying ability) they assign to insurance companies. Our rating agency for our insurance carriers,

Demotech, Inc. requires a minimum RBC ratio of 300%, among other metrics, for a carrier to maintain a Demotech rating. As of March 31, 2022 and December 31, 2021, FNIC’s statutory surplus, which includes MNIC, was $73.2 million and $99.4 million, respectively. In addition, FNIC's surplus includes a surplus note receivable due from MIC, carried at $17.3 million as of March 31, 2022, which matures in December 2022. As of March 31, 2022 and December 31, 2021, MIC’s statutory surplus was $30.2 million and $30.8 million, respectively. In conjunction with the Company’s November 2021 decision to re-focus on its Florida homeowners business as discussed under Overview of Insurance Lines of Business – Non-Florida above in "Part I, Item 1. Business, Insurance Operations and Related Services" of this Annual Report, the Company is in the process of executing an orderly runoff of MIC’s business. The Company remains committed to maintaining statutory surplus in MIC that satisfies minimum regulatory requirements through the runoff period. As a result of the Company’s decision to support MIC to the level of minimum regulatory capital but not to a 300% RBC level, Demotech has withdrawn its rating of MIC. The ratings of FNIC and MNIC remain in place at “S” and “A”, respectively, and are independent of this action. Adjusted for the intercompany impacts of the surplus note referenced above, the combined statutory surplus of our insurance carriers is approximately $86.1 million.

As of March 31, 2022, the Company has approximately $47 million of liquidity in its holding company and non-regulated subsidiaries (collectively referred to "holding company liquidity") that is available for general corporate purposes, including supporting the capital requirements of its insurance subsidiaries.

Based on RBC requirements, the extent of regulatory intervention and action increases as the ratio of an insurer’s statutory surplus to its ACL, as calculated under the NAIC’s requirements, decreases. The first action level, the Company Action Level, requires an insurer to submit a plan of corrective actions to the insurance regulators if statutory surplus falls below 200% of the ACL amount. The second action level, the Regulatory Action Level, requires an insurer to submit a plan containing corrective actions and permits the insurance regulators to perform an examination or other analysis and issue a corrective order if statutory surplus falls below 150% of the ACL amount. The third action level, ACL, allows the regulators to rehabilitate or liquidate an insurer in addition to the aforementioned actions if statutory surplus falls below the ACL amount. The fourth action level is the Mandatory Control Level, which requires the regulators to rehabilitate or liquidate the insurer if statutory surplus falls below 70% of the ACL amount. Based upon the 2021 statutory financial statements for FNIC, MIC and MNIC, statutory surplus exceeded the regulatory action levels established by the NAIC’s RBC requirements. FNIC, MIC and MNIC had ratios of statutory surplus to its ACL of 313%, 305% and 1,152%, respectively, as of December 31, 2021.

As described above, the Company intends to maintain no less than the minimum required regulatory capital within FNIC and MIC, but does not intend to maintain a 300% RBC ratio. The Company will continue to closely coordinate with all applicable state insurance departments with respect to its plan of operation throughout the runoff period.

Refer to "Part I, Item 1A., Risk Factors” of our 2021 Form 10-K for more information on how over time, additional weather-related events and actions by reinsurers, including loss limitations in reinsurance treaties and our ability to renew existing reinsurance treaties, could adversely affect the Company’s ability to maintain a 300% RBC ratio in MNIC (which is critical to maintaining a Demotech rating and to the Company's proposed action plan) and minimum required regulatory capital in FNIC and MIC or FNHC's ability to contribute necessary capital. In addition, because of the valuation allowance on the Company’s deferred tax assets, the insurance carriers will not benefit from immediate tax benefits of any future quarterly losses they incur. As such, any surplus infusions required will be larger than they would have been if our net deferred tax assets were deemed fully realizable.

Cash Flows Discussion

We currently believe that existing cash and investment balances, when combined with anticipated cash flows, will be adequate to meet our expected liquidity needs in both the short-term and the reasonably foreseeable future, including maintaining regulatory minimum capital levels in our insurance carriers. However, our ability to maintain 300% RBC levels in MNIC (which is critical to maintaining a Demotech rating) may be dependent on our ability to raise additional capital in the future. There can be no guarantee additional capital will be available to the Company, if needed. Future strategies and catastrophe events would require additional external financing and we may from time to time seek to obtain external financing. We cannot assure that additional sources of financing will be available to us on favorable terms, or at all, or that the terms of any such financing would not negatively impact our results of operations.

Operating Activities

Net cash provided by (used in) operating activities was $(37.0) million in the three months ended March 31, 2022 compared to $(110.1) million in the same period in 2021. This change primarily reflects lower reinsurance spend and lower expenses from losses and LAE, primarily from reinsurance recoveries, partially offset by lower gross premiums.

Investing Activities

Net cash provided by (used in) investing activities was $40.9 million in the three months ended March 31, 2022, as compared to $62.1 million in the three months ended March 31, 2021. The change primarily reflects lower purchases of debt and equity investment securities of $27.4 million for the three months ended March 31, 2022, as compared to $56.1 million for the three months ended March 31, 2021, partially offset by lower sales, maturities and redemptions of our debt and equity investment securities of $68.3 million in 2022 as compared to $118.4 million in 2021.

Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2022 of $0.0 million as compared to $15.4 million for the three months ended March 31, 2021. The change primarily reflects no proceeds from the issuance of shares of our common stock in 2022 as compared to $15.4 million in 2021.

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

There have been no significant changes to our critical accounting estimates during the three months ended March 31, 2022. Refer to Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2021 Form 10-K for a more complete description of our critical accounting estimates.

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

Our investment policy is established by the Board of Directors' Investment Committee and is reviewed on a regular basis. Pursuant to this investment policy, as of March 31, 2022, approximately 99% of investments were in debt securities and cash and cash equivalents, which are considered to be available-for-sale, based upon our estimates of required liquidity. Approximately 100% of the debt securities are considered available-for-sale and are marked-to-market. We do not use any swaps, options, futures or forward contracts to hedge or enhance our investment portfolio.

Refer to "Part I, Item 1A., Risk Factors” of our 2021 Form 10-K for a discussion of the Company’s exposures to market risks.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

We believe the consolidated financial statements included in this Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in “Part I, Item 1A-Risk Factors,” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Refer to that section for disclosures regarding what we believe are the most significant risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.
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

Date: May 18, 2022